Form 10-Q
period 1996-05-31
MAMMATECH CORP
filed 1996-07-05
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:           May 31, 1996
                         -------------------------------------------------------
Commission File Number:      0-11050
                         -------------------------------------------------------

                              Mammatech Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        59-2181303
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                  32601
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (904) 375-0607
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes___X____No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Number of shares outstanding on

                                                          May 31, 1996
                                               ---------------------------------
                                               100,352,500 shares of which
                                               7,408,500 are treasury shares
TITLE OF EACH CLASS
- --------------------
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
- --------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                         PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 1996 and May 31, 1995....................     3

         Balance Sheets for May 31, 1996
         August 31, 1995........................................    4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 1996.....................................     6

         Statements of Cash Flow for the Quarter
         Ended May 31, 1995.....................................     7

         Notes to Financial Statements for the Quarter
         Ended May 31, 1996.....................................     8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.........     9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.............      10

         SIGNATURES............................................      11




                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                         Nine Months Ended                 Three Months Ended
                                     --------------------------         --------------------------

                                     May 1996          May 1995         May 1996          May 1995
Sales, net                            $252,186         $212,850         $102,503          $ 71,653
Cost of sales                           81,905           66,615           36,497            25,493
Gross Profit                           170,281          146,235           66,006            46,160
Selling, general, and administrative
   expenses                            192,328          115,351           53,225            36,857
Operating income (loss)                (22,047)          30,884           12,781             9,302
Other income (SBIR)
 (expense)                              97,846              613           30,147               613
Interest and dividend income             3,829            3,783            1,221             2,657
Utilization of oper. loss
  carry forward                         16,824            6,791            8,942             2,419
Net income before taxes                 96,453           42,070           53,091            14,992
Provision for income tax                16,824            6,791            8,942             2,419
Operating loss carry forward            16,824            6,791            8,942             2,419
Net Income (loss)                       79,629           35,280           44,149            12,573
Net income (loss) per share              .0008            .0003            .0004             .0001
Weighted average shares(x100)        100,352.5        100,352.5        100,352.5         100,352.5


The accompanying notes are an integral part of the financial statements.






                             Mammatech Corporation
                                 Balance Sheets
                                 BALANCE SHEETS


                                        May 31, 1996              Aug. 31, 1995
                                        ------------              -------------
                                         (Unaudited)                 (Audited)


ASSETS
- -------

   Cash and Cash Equivalents               $146,673                  136,702

   Accounts receivable:
     Trade                                   79,882                   71,505
     Other                                    3,153                    3,114

   Inventory                                 72,085                   33,141
   Other current assets                           -                        -

   Total Current Assets                     301,793                  244,462

Property and equipment                       57,833                   31,938
Other assets:

   Patents, trademarks, and other
     intangibles, net of accumulated
     amortization of $53,080 and
     $46,942 respectively.                    4,541                    5,291
Total other assets                            4,541                    5,291
- ------------------

TOTAL ASSET                                $364,167                 $281,691
                                           ========                 ========



The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                             As of August 31, 1995
                                and May 31, 1996
                                  (continued)


                                               May 1995             Aug 1995
                                             -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
- -------------------
Accounts payable-trade                        $ 15,652             $ 25,189
Accrued payable-officer                          8,630                8,630
Customer deposits
Accrued expenses                                47,830               48,058
                                              --------             --------

TOTAL CURRENT LIABILITIES                       72,112               81,877


COMMITMENTS
  Long term debt                                12,546

Stockholders' equity:
   Common stock, par value $.0001;
   200,000,00 shares authorized;
   80,352,000 shares issued
   and outstanding                            $ 10,035            $ 10,035
   Common stock subscriptions
   Additional paid-in capital                2,809,594           2,809,594
   Accumulated deficit                      (2,392,069)         (2,471,764)
                                             ---------            ---------

                                               427,560             347,865

   Treasury stock at cost,
   7,408,500 shares
                                            (  148,051)         (  148,051)
                                             ---------           ---------
                                               279,509             199,814
                                             ---------           ---------



TOTAL LIABILITIES AND                        $ 364,167           $ 281,691
STOCKHOLDERS' EQUITY


The accompanying notes are in integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1995

Operating Activities:

   Net Gain                                                       $35,279
   Adjustments to reconcilke net loss
     to net cash:
     Depreciation                                                   2,133
     Amortization                                                   3,070
     Increase in receivables                                       17,849
     Increase in inventory                                         (7,572)
     Increase in other current assets                              (  184)
     Increase in other assets                                      (3,070)
     Increase in accounts payable                                   9,962
     Increase in account payable (officer)                         (3,200)
     Increase in accrued expenses                                  (1,135)

Net cash flow from operating activities                            53,132
                                                                   ======

Investing Activities:
     Sale of certificate of deposit                                50,000
     Purchase of furniture and fixtures                           (25,893)

Financing activities:

Net increase (decrease) in cash                                    77,238

Beginning cash                                                     58,246
                                                                   ------

Ending cash                                                      $135,484
                                                                 ========

                             Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1996

Net cash flow from opoerating activities                      15,924

Investing Activities:
   Sale of certificate of deposit                                -0-
   Purchase of furniture and fixtures                        (25,895)


Financing activities:

Net increase (decrease) in cash                                9,971

Beginning cash                                               136,702
                                                             -------

Ending cash                                                 $146,673
                                                            ========

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1996



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1996, and the results of operations and changes in financial position for the three months ended May 31, 1996.

Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The third quarter of fiscal 1996 was the second best in the Company's history and continues the Company's recent positive trend. Sales were up 32.1m the previous quarter and were 43.1% greater than the third quarter of 1995. Operating income of $12,781 reflects an increase of 37.4% from the previous year and compares favorably with the $18,155 loss of the previous quarter. The latter figure, however, was inflated somewhat by the effect of the SBIR grant (see below) on the Company's G&A account. The nine month figures show an 18.5% increase in sales for the current year but a substantial decline in operating income, again the result of the SBIR grant. This factor is also reflected in the operating expense figures which are substantially higher for both the quarter and nine-month period compared to last year. The net income figures, however, exceed their counterparts from the previous year by 126% (nine months) and 247% (three months). The net income exceeds that of the second quarter by 83.3%.

During the quarter, the Company conducted research supported by a Phase ISBIR grant from the National Cancer Institute. The results of this research support the contention that the Company's MammaCare Personal Learning System can be adapted to meet the needs of visually impaired or hearing impaired women. When trained with prototype variations of this learning system, women from these populations acquire skills that are significantly superior to the skills they acquire when taught using conventional training methods. In fact, their competence approaches that of non-impaired women trained with the MammaCare technology. As a result of these findings, the Company has submitted a proposal for Phase II funding. The goal of the proposed research will be to establish the acceptability of the prototype version(s) for home use by members of these special populations. There can be no assurance that the proposal will be funded or that if funded, significant revenues will flow to the Company as a result of expansion into this market.

Finally, the Company conducted a promotional effort in recognition of Cancer Awareness Month (April) which resulted in a substantial increase in sales. The Company plans similar campaigns in the future, however no assurances are offered that enhanced revenues will again result.

The Company remains essentially debt-free and has no imemdiate liquidity problems. It continues to pursue a corporate affiliation designed to help it realize the full commercial potential of its products.

                           PART II - OTHER INFORMATION
                           ---------------------------




ITEM 6.    Exhibits and Reports of Form 8-K

   (a.)    Exhibits - None

   (b.)    There were no reports filed on Form 8-K during the three months ending Mary 31, 1996.

                                      10-Q

                     For the three months ended May 31, 1996

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MAMMATECH CORPORATION

DATE:  July 5, 1996                         BY: /s/  HENRY S. PENNYPACKER
      ------------------------------        -----------------------------------
                                            Henry S. Pennypacker, President
                                            and Director
BY: /s/  MARY SELLERS
   ---------------------------------
    Mary Sellers, Treasurer and
    Chief Financial Officer