Form 10-K
period 1996-08-31
MAMMATECH CORP
filed 1996-11-14
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No. 0-11-50
      August 31, 1996

                              MAMMATECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                    59-2181303
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)


         930 N.W. 8th Avenue, Gainesville, Florida 32601 (352) 375-0607
--------------------------------------------------------------------------------
               (Address including zip code, and telephone number,
                 including area code, of registrant's principal
                               executive offices)

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class              Exchange on Which Registered
       -------------------              ----------------------------
             None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  x    No
                            -----    -----

The aggregate market value of the Company's common stock held by non-affiliates as of November 30 was $357,274 based on the average bid and asked price. As of November 30, there were 100,352,500 shares of the Company's common stock outstanding. Of this sum, 6,208,500 shares are treasury shares.


Total Number of Pages: 35                          Exhibit Index is on Page: 34

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
INTRODUCTION
------------

     The Company owns all rights to, subject to certain minor royalties, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using lifelike models of a human female breast, the MammaCare System is designed to train women to perform effective Breast Self-Examination ("B.S.E."). The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness", that characterizes most breast tissue.

     The MammaCare System is sold in several forms, all of which contain at least one of the Company's patented breast models. Originally, a client was given private training after which she was provided with a take-home breast model and other materials. Now, the customer may view a video tape developed by the Company which teaches her the proper use of the model(s) and an extremely thorough examination technique. The practice model is designed to permit a woman to reinforce her B.S.E. skills periodically and serves as a comparative standard as she palpates her own breast.

     Although the patient can never determine whether a lump is benign or malignant, detection of tumors in the size range simulated by the models is important to early diagnosis of malignancies. Thus, the Company believes that by training women to palpate the breast model (and their own breasts) properly, the MammaCare System will lead to early detection of breast cancer and thus reduce morbidity and mortality due to this disease.

     The sale of take-home models, together with training in the Company's method of B.S.E., was originally accomplished primarily through franchise and license arrangements (collectively referred to as "Franchises") with healthcare providers. In addition, the Company owns and operates one MammaCare Center in Gainesville, Florida. Franchisees sell materials and provide training directly to women, as does the Company at its own Center. To date, these franchisees have been medical schools, hospitals, breast centers, and radiology clinics.

     In recent years, development and marketing through new Franchises has been de-emphasized because this marketing approach proved overy costly and cumbersome for the returns it generated. The Company has therefore developed a different marketing strategy which involves the sale of an integrated training system known as the MammaCare Learning System (the "Learning System"). The Learning System is available in two versions, the Professional and the Personal, and is comprised of one (Personal) or two (Professional) breast models and a videotaped B.S.E. training program designed to be viewed by women in their homes. In both cases, the skill learned is subject to ultimate evaluation by a physician. See Item 1, "New Marketing Approach".

THE PURPOSE OF BREAST SELF-EXAMINATION
--------------------------------------

     Manual palpation has been and remains the most widely used method for detection of breast cancer in all stages of development. The breast is an ideal organ for physical examination because of the external location, coupled with the softness of the tissue and its hard backing. The earlier breast cancer is detected, diagnosed and treated, the greater the chances are for arrest of the condition. Published studies of breast pathology have shown that 94% of all cancerous tumors of the breast are potentially discoverable by manual examination conducted by a properly trained person. Even though women themselves remain the primary discoverers of breast cancer, several reports show that B.S.E. is not widely practiced. Consequently, most breast cancers are initially detected at a relatively advanced stage with metastasis having already occurred. The average size tumor that women present to their physicians is about 3.5 cm. (over one inch) in diameter. Treatment often requires a radical mastectomy (an extensive surgical procedure which includes removal of the breast, underlying muscle and axillary lymph nodes) followed by a course of radiation treatment and/or chemotherapy. On the other hand, if the disease is initially detected while the primary tumor is small ( less than 1.0 cm) and no lymph nodes are involved, treatment often involves only removal of the tumor and a margin of surrounding healthy tissue. Thereafter, a course of radiation treatment is often prescribed as a precautionary measure.

     In research conducted at the University of Florida under the direction of the two principle shareholders of the Company, together with a third individual, more than 445 women were taught to detect tumors in the model ranging from 2 to 10 mm. As a result of this training, 33 of these women (7.4%) discovered suspicious masses and were referred to physicians. This percentage is comparable to that expected from screening procedures involving mammography and clinical examination.

     The research was conducted at the University's Center for Ambulatory Studies. Except for a National Cancer Institute grant made directly to the University in 1977 and one small direct University grant, the research was not directly sponsored by the University; instead, it was concluded at the University's facilities under the supervision of the Company's two principle shareholders (and a third person) as part of their normal faculty research duties. The University released its rights to this research.

     Based upon its commercial experience with approximately 10,000 women who have had the benefit of MammaCare training, the Company has demonstrated that the MammaCare System can train women to detect masses as small as 0.3 cm. It has been well documented that detection of such small masses often enables the surgeon to provide treatment in the form of lumpectomy (see above) or some other less extensive procedure not requiring total removal of the affected breast and surrounding tissue.

BASIC TRAINING MODEL AND TRAINING
---------------------------------

     The Company's basic training model is a life-like model of a human female breast. Its covering is a thin silicone membrane which simulates human skin. The interior of the model, also made of silicone, closely simulates that of a mature female breast with respect to granular, glandular, adipose and connective tissue. Implanted within the model are simulated tumors consisting of extruded polymers whose firmness matches that of excised tumors. The model is manufactured in different degrees of firmness and nodularity in order to offer the trainee a model which closely resembles her own breast.

     A special series of training exercises is used to instruct women in basic palpation techniques required for manual self- examination for breast anomolies. The basic approach is to: (1) teach the distinction between the feel of all varieties of normal breast tissue and that of typical breast tumors, (2) teach a method of palpation that insures contact with all depths of the trainee's own breast tissue, and (3) teach a pattern of examination that insures palpation of all breast tissue.


COMPANY CENTER
--------------

     The Company's Center is located in Gainesville, Florida. This Center serves three important functions. It is the national training center established to provide training for all franchisees, physicians, nurses, and Company personnel who are engaged in offering MammaCare to the public. Another function of this Center is to package and ship MammaCare Products. Finally, this facility serves as a research center permitting the Company to undertake marketing and product development researh.

     As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need B.S.E., the Company has developed two training programs at the Gainesville Center. The first is a comprehensive, one-week training program leading to certification as a MammaCare Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare Method.

     The second training program leads to an Associate certificate. It is a three-day training session for physicians and nurses which enables them to instruct women in the use of the Learning System. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a physician or MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.


MARKETING OF THE COMPANY'S SYSTEM AND MODELS
--------------------------------------------

     The MammaCare System and the MammaCare Learning Systems are each sold as an integrated whole.The Company does not permit models to be sold separately without each woman receiving appropriate training, either through the actual training sessions required in connection with the MammaCare System, through the video training contained in either of the Learning Systems, or through training provided by the Arkansas,California, Florida, and Maine Divisions of the American Cancer Society in accordance with the Company's standards.

     During the last several fiscal years, the Company has intensified its efforts to offer MammaCare overseas. To date, the Company has had sales of approximately $60,000 in Australia as a result of contacts made on the basis of research performed and published by the two principals. The Company enjoys relationships with a substantial members of the Japanese and Korean health care industries (see p. 17 below). The Company has also developed continuing customers in France, Germany, and Denmark and is presently exploring the feasibility of entering into exclusive sales agreements with representatives in Western Europe. No assurance is given that the Company will successfully penetrate these foreign markets.

     The Company has developed an extensive customer base in Canada and anticipates increased activity in that country as the trade barriers continue to be dismantled as a result of NAFTA. The Company has trained a number of MammaCare Specialists who live and work in Canada and maintains close professional ties to these individuals.


NEW MARKETING APPROACH
----------------------

     During the Spring of 1986, the Company concluded that Centers were not providing enough sales volume and not recruiting enough new users of the System. After the end of 1986 fiscal year, the Company implemented a new marketing strategy designed to encourage sales through physicians. Shortcomings with the prior marketing approach included the price of MammaCare (up to $125), which generally was not covered by most health insurance carriers and the inconvenience women found with the training at the Centers.

     Under this new marketing approach, health care providers purchase the MammaCare Professional Learning System directly from the Company for $225 each. The Company does not generate any revenues from the use of the Learning System by women; its sole revenues under the new marketing approach come from sales of System and any accompanying training.

     The MammaCare Professional Learning System consists of a teaching model, a 45-minute video cassette, and practice kit. The teaching model is a patented breast model, designed to teach the difference between the feel of normal, nodular breast tissue and the feel of small lesions. The video cassette guides the learner through a series step-by-step exercises, first on the models, then on her own breast tissue. This is intended to lead to mastery level proficiency in palpation, search technique and lump detection. The practice kit contains a "take-home" breast model, a written review manual, a reminder calendar and a record booklet.

     It is suggested that providers make the System available to their patients to use at a set fee. A patient may purchase the practice kit portion of the System for continued monthly reinforcement of her skills. Patients may view the videotape either in their homes or in the provider's facility. In either case, a patient should have her proficiency reviewed by a physician or certified MammaCare Specialist.

     By obtaining the MammaCare Learning System from their own providers, patients are assured of receiving the full quality of MammaCare without the inconvenience and expense of a lengthy clinic visit. Further, it is anticipated that the cost of MammaCare to the public will be lower than historical prices charged for this service. However, while the Company has made providers aware of the need to keep the price of MammaCare reasonable, the providers are free to charge whatever fee they deem appropriate for the use of the System. In light of the fact that most health insurance policies do not reimburse patients for any portion of their MammaCare expenses, no assurance can be given that the physicians will set prices low enough to attract patients.

     Providers who are Franchisees or licensees are permitted to purchase Kits at a substantiasl discount. The Company's intent is for these providers to act as distributors to other physicians and health care providers in their respective geographic regions. Patients would then seek a proficiency evaluation from either their physician or the Franchisee/provider. Conceivably, if additional treatment were needed, the patient would choose the physician or health care provider to furnish such treatment since a health care relationship had already been established.

     A direct-to-physicians marketing approach was also developed during the Summer of 1986 and implemented in late September of the same year. To date, there are over 1000 physicians, hospitals and diagnostic centers throughout the United States providing the Learning System to women. Although it is too early to judge whether it will be more successful than the Company's earlier marketing strategies, the Company believes that this marketing approach is superior insofar as it eliminates certain prior deficiencies. No assurances can be given that this new marketing approach will be successful. In any event, for the Company to maintain profitability, MammaCare must be provided to an ever increasing number of women.

     Early in 1989, the Company introduced a companion product called the MammaCare Personal Learning System. It contains a single breast model, a 45-min. video tape which teaches the same skills as the videotape in the Professional System but with reference to the single model, and assorted printed matter. This System is being marketed directly to women and was described in the August 1989 issue of Redbook and the July-August 1991 issue of the East West Journal. The Company is presently evaluating consumer response to this product and expects to develop additional marketing strategies for it in the coming year. The MammaCare Personal Learning System is sold for $69.50, making it affordable and convenient for working women and others who are unable to schedule and keep appointments with health care providers.

     In 1993, the Company introduced a third version of MammaCare known as the MammaCare Clinical Learning System. This system is used to train physicians and other health care providers to conduct clinical breast examinations using the MammaCare Method. It is being adopted by medical schools, teaching hospitals, and a small number of HMO's who are attempting to control costs by taking advantage of the benefits of competent manual examination of the breast as a means of early cancer detection.


OTHER MARKETING APPROACHES
--------------------------

     It is part of the Company's overall marketing strategy to arrange for the availability of MammaCare wherever women routinely seek health service. To this end, the Company has sought to penetrate the institutional market and medical departments of large corporations. Limited resources have prevented the Company from pursuing this strategy vigorously; however, the General Electric Corporation ("GE") has introduced the Professional Learning System into its Fairfield, Connecticut headquarters facility where it was reportedly well received. GE has purchased three Learning Systems for use in other facilities.

Additionally, Pacific Bell has purchased a small number of MammaCare Personal Learning Systems for a trial program aimed at their female employees. Results of that trial were reported in 1991 and were judged favorable by Pacific Bell representatives.

     The Company is currently negotiating with several other large corporations to make MammaCare available in their health care facilities. The Company believes that the addition of the MammaCare Personal Learning System may offer a more attractive mechanism for providing MammaCare in the workplace. There can be no assurance, however, that either these negotiations, trial programs, or related marketing efforts will result in sugnificant revenue for the Company.

     Until recently, the Company retained a Southern California nurse practitioner as a marketing consultant for MammaCare. This individual is employed by a large health care concern in Beverly Hills, California and is a nationally recognized expert on BSE. She appeared on the first ABC-TV "Home Show" in February, 1988 where she described the MammaCare Learning System to a nationwide audience. Her organization now uses MammaCare in all of its breast centers under a special agreement negotiated during 1992.

     Largely as a result of the efforts of this individual, the California Division of the American Cancer Society adopted several features of MammaCare for enhancement of their national Special Touch program. Specifically, the Company provides its patented training models to Special Touch Facilitators who have undergone training approved by the Company. These individuals may also purchase the Company's Home Practice Model for use by participants in California A.C.S. BSE training programs. In November of 1989, the California Division received an Honors Citation for its Special Touch Program from the National Office of the American Cancer Society. To date, the Company has shipped approximately $40,000 worth of products to California A.C.S. chapters or affiliated individuals under this arrangement.

     Similar arrangements have been concluded with the Alaska, Arkansas, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York,South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. In additional to nominal revenues associated with the initial training efforts, the Company received approximately $18,000 as the result of a single purchase by the Arkansas Department of Public Health. Aggregate revenues from the other participating ACS Divisions have now exceeded $100,000.

RESEARCH
--------

     The University of North Carolina at Chapel Hill has received a federal grant to train all of its residents and staff physicians in the MammaCare Method. The Company estimates that it will receive approximately $10,000 for the sale of breast models and consulting fees. In addition, the University of North Carolina has received a separate $1,117,992 grant which will involve the training of approximately 200 local physicians to upgrade the quality of clinical breast screening in the greater Wilmington area. In addition to mammography, this project will also involve the Company's patented MammaCare System. This project is currently in the physician training phase and is reportedly proceeding on schedule. Estimated model sales and consulting fees are not anticipated to exceed $35,000.

     Other institutions and organizations conducting research involving MammaCare include Johns Hopkins University, the Fred Hutchinson Cancer Center, the University of California at San Diego, the University of Oregon, the University of Arkansas, the University of Vermont, the State University of New York at Stony Brook, the Harvard Community Health Plan, the University of Cincinnati, the University of Indiana, the Fox Chase Cancer Center, Northwestern University, the University of West Virginia and U.S. Healthcare.

PATENTS, TRADEMARKS AND COPYRIGHTS
----------------------------------

     The MammaCare System was invented by seven people, including the Company's two principle shareholders, as part of research activities conducted at the University of Florida. Subject to royalties payable to four of the co-inventors, the Company owns all rights to and is entitled to receive all revenues from the System. The Company's ownership interest in the patents and foreign patent applications is as follows:




Total Sale Volume of the System         Company's Percentage
-------------------------------         --------------------

$          1 to $ 5,000,000                    97.14%
$  5,000,001 to $ 7,500,000                    97.71%
$  7,500,001 to $10,000,000                    98.29%
$ 10,000,001 and over                          98.86%

----------------

     The Company's position is that based upon reasonable expectations of the parties, the above figures are for the life of the patent.

PATENTS
-------

     The  Company  is  the  assignee  of  the   following   patents  and  patent
applications directed to the Model and/or the System as indicated.

            Patent No.    Issue date
            or Appli-     or Filing     Expiration          Subject
Country     cation No.    Date             Date              Matter
-------     ----------    ----------    -----------         --------

United      4,134,218     1/16/79         1/16/96         Model and
States                                                    Methods and
                                                          Apparatus relating to
                                                          the System

United        308,914     Filed                           New model relating to
States                    2/9/89                          the system.



Canada      1,109,252     9/22/81         9/22/98         Model

Canada      1,147,951     Filed         6/14/2000         Methods and
                          6/14/83                         Apparatus relating to
                                                          the System

United      2005894       5/26/82         10/2/98         Model
Kingdom



United      2077017       10/13/82        10/2/98         Methods and
Kingdom                                                   Apparatus relating to
                                                          the System


Germany     P 2844373.4   11/11/81        10/12/98        Model, as well as
                                                          certain apparatus
                                                          relating to the System


Germany(1)  Pending       Filed              -            Division application
            Application   2/25/80                         of the application
            P 2857496.14                                  which issued as
                                                          German Patent
                                                          No. P 2844373.4 and is
                                                          directed to methods
                                                          and apparatus relating
                                                          to the system

            Patent No.    Issue date
            or Appli-     or Filing     Expiration          Subject
Country     cation No.    Date             Date              Matter
-------     ----------    ----------    -----------         --------

Japan       1304322       6/15/85         10/11/98       Methods and
                                                         Apparatus relating to
                                                         the System.

Japan(2)    Pending       10/26/84           -           Model allowed and
            224,279/84                                   published for
                                                         opposition. Opposition
                                                         proceeding pending.


(1) The German Patent Office has issued a notice of a decision to grant this application. After the application is granted, it will be published for the purpose of opposition, an interested person may oppose the granting of the application within three months of the publication date.

(2) This application was allowed by the Japanese Patent Office and published for opposition in September, 1985. In November, 1985, a Statement of Opposition was filed on the ground that protection sought fro this model was overbroad and that the Company's model is not sufficiently novel or inventive compared to other models to support a patent. In November, 1986, the Company filed a repose setting forth their position that the patent application defines the model in a manner that is patentable over all of the prior models known. To date, the Japanese Patent Office has not acted on this matter.

     All of the foreign patents and patent applcations have claimed the benefit of the filing date of the application which issued as U.S. Patent No. 4,134,218, namely, October 11, 1977, under the Paris Convention of 1883 for the Protection of Industrial Property. There is no assurance that any of the pending patent applications will be issued as patents.

TRADEMARKS
----------

         The following chart depicts the trademarks and copyrights  owned by the
Company:


                                          Registration
Type of Mark          Mark                   Number            Status
------------          ----                ------------         ------

U.S. Trademark        The MammaCare         1,288,296         Issued
                      Method & Design                         7/31/84

U.S. trademark        The Mammatech         1,305,388         Issued
                      Corporation                             11/13/84

U.S. Trademark        MammaKit              1,317,844         Issued
                                                              2/5/85

U.S. Trademark        MammaTrainer          1,310,897         Issued
                      & Design                                12/25/84

U.S. Trademark        MammaTest             1,303,689         Issued
                      & Design                                11/6/84

U.S. Trademark        M & Design            1,310,918         Issued
                                                              12/25/84

U.S. Trademark        Hand Design           1,357,256         Issued
                                                              8/27/85

U.S. Trademark        MammaCare             1,445,641         Issued
                                                              6/30/87

---------------------------------------------------

COPYRIGHTS
----------
                                       Registration
Type                Name                  Number            Effective for:
----                ----               -------------        --------------

Advertising         What Am I           TX1-199-545         75 years from
Brochure            Supposed to                                 9/29/83
                    Feel?


Test Form           MammaTest           TX1-234-492         75 years from
                                                               12/14/83

Instructional       The MammaCare       TX1-259-524         75 years from
Manual              Method                                      12/29/83

ITEM 2.  PROPERTIES
-------  ----------

     The Company's facilities house its executive offices and MammaCare Center. Located at 930 N.W. 8th Avenue, Gainesville, Florida, the Company's offices are approximately 2,700 square feet. Rent is $1295.25 per month plus utilities. These facilities are adequate for the Company's current business operations. The Company does not anticipate difficulties in obtaining additional office facilities in Gainesville at comparable rates should operations expand sufficiently. The Company rents these facilities from an unrelated party on a month-to-month basis.

     The Company owns a completely equipped modular factory unit that is housed within a building owned by RTS Laboratories, Inc. (RTS), a non-affiliated organization located in Alachua, Florida. RTS supplies personnel and manufactures the Company's models under contract, using the Company's modular facility, materials, and equipment.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There is no current or pending litigation involving the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED
         SHAREHOLDER MATTERS
-----------------------------------------------------------------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 1996, the bid value of the stock ranged from $0.001 to $0.04.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.


     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           -----------


     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1996            $   0.01               $   0.001

-------------------------------

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 1996, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------


                Summary of Consolidated Statements of Operations
                ------------------------------------------------


                    Aug 31      Aug 31      Aug 31      Aug 31    Aug 31
YEAR ENDED           1996        1995        1994        1993      1992
----------          ------     ---------------------------------------------


Revenues from
Operations          331,688     301,524     269,208     193,563     142,170


Net Income (Loss)    67,715      44,548      44,802     (77,479)   (209,243)


Income (Loss) Per
Common Share           0.00        0.00        0.00       (0.00)      (0.00)


----------------------------

                      Summary of Consolidated Balance Sheet
                      -------------------------------------

                 Aug 31       Aug 31      Aug 31      Aug 31      Aug 31
YEAR ENDED        1996         1995        1994        1993        1992
----------      ---------------------     -------     -------     -------

Total
Assets           365,925      281,691     228,889     214,660      79,469

Total
Liabilities       98,396       81,877      73,623     125,197      91,087

Shareholder's
Equity            267,529     199,814     155,266      89,463     (11,618)


During these periods, no cash dividends were declared or paid.
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
         --------------------

     Results of Operations.
     ----------------------

     The sales data for 1996 set yet another record for the Company and extends the trend established over the past several years. Figure 1 shows this progress since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

                         [GRAPHIC OMITTED Sales Revenues
                    of the Mammatech Corporation: 1987-1996]

     The 1996 sales total of $331,688 represents an increase of 10.0% over the previous year and a 23.2% increase over 1994. Export sales accounted for 5.3% of the total, down from 9.3% in 1995.

     The Company experienced a substantial increase (60.4%) in operating costs over 1995, primarily the result of administering an SBIR Phase I grant (see below).The increase in sales, coupled with otherwise stable operating costs, enabled the Company to record the third consecutive operating profit in its history.

     During the year, the Company increased its customer base while continuing to serve its established customers. A number of additional State Health Departments purchased product from the Company in connection with Breast and Cervical Cancer Program (BCCP) grants from the Center for Disease Control. In particular, the Health Department of the State of Maine, in collaboration with the Maine Division of the American Cancer Society, began implementing a state wide breast cancer screening program using MammaCare. The Company provided training to professionals from both orgainzations and anticipates modest continuing sales as a result of these activities. The Company also anticipates sales of its MammaCare Clinical Learning System to these and other BCCP recipients although there can be no assurance that such sales will materialize.

     During the third and fourth quarters, the Company began providing specialized training and products to medical personnel from military facilities along the East coast. There is a commitment on the part of all three service branches to upgrade their breast cancer screening practices for the benefit of both female military personnel and dependents. The Company has scheduled a number of such training sessions into the next fiscal year and anticipates modest product sales as a result. The Company continues to hold a sales and distribution agreement with a member of the Korean Health Care industry. At this writing, the Company is completing production of Korean versions of some of its training products and anticipates at least modest revenues as a result of distribution thereof throughout Korea.

     Finally, the Company sought and was awarded a Phase I grant in the amount of $97,846 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. These funds enabled the Company to design, produce, and evaluate two variations of its MammaCare Personal Learning System, one for visually impaired women and one for the hearing impaired. The experimental data obtained formed the basis of a Phase II proposal which is now in the review process.

     Liquidity
     ---------

     At the close of the 1996 fiscal year, the Company's current assets totalled $312,087 compared to $244,462 at the close of 1995. Results for the first quarter of 1997, although not completely determined at the time of this writing, portend no immediate decrease in this figure.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $12,248 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

     Capital Resources.
     ------------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.






ITEM 8.  FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)

                   REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 1995, and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 1995, and 1996, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                             Winter, Scheifley & Associates, P.C.
                             Certified Public Accountants

Englewood, Colorado
October 8, 1996

                              Mammatech Corporation
                                 Balance Sheets
                         As of August 31, 1995 and 1996




                                     Assets


                                                 1995           1996
                                             -----------    ------------
Current Assets:
  Cash and cash equivalents                  $   136,702    $   179,651
  Accounts receivable:
   Trade (net of reserve of $17,945 and
    $18,482)                                      71,505         34,287
   Other                                           3,114          3,246
  Inventory                                       33,141         94,903
                                              ----------     ----------
          Total current assets                   244,462        312,087


Property and Equipment, net                       31,938         52,277

Other Assets:
  Patents, trademarks and other intangibles,
   net of accumulated amortization of
   $59,148 and $64,376 respectively                5,291          1,561
                                              ----------     ----------


Total assets                                 $   281,691    $   365,925
                                              ==========     ==========






















The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                         As of August 31, 1995 and 1996
                                   (Continued)




                      Liabilities and Stockholders' Equity


                                                 1995           1996
                                             -----------    ------------

Current Liabilities:
  Accounts payable - trade                   $    25,189    $    21,594
  Note payable                                      -             3,325
  Accounts payable - officers                      8,630          8,630
  Accrued expenses                                48,058         55,624
                                              ----------     ----------
      Total current liabilities                   81,877         89,173

Long-term debt                                      -             9,223

Commitments and contingencies

Stockholders' equity:
  Common stock, $.0001 par value,
   200,000,000 shares authorized,
   100,352,500 shares issued and outstanding      10,035         10,035
  Additional paid in capital                   2,809,594      2,809,594
  Accumulated deficit                         (2,471,764)    (2,404,049)
                                              ----------     ----------
                                                 347,865        415,580
  Treasury stock, at cost, 6,208,500
   shares                                       (148,051)      (148,051)
                                              ----------     ----------
                                                 199,814        267,529

Total liabilities and stockholders' equity   $   281,691    $   365,925
                                              ==========     ==========















The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                            Statements of Operations
                   Years Ended August 31, 1994, 1995 and 1996


                                      1994          1995         1996
                                   -----------   -----------  ----------

Sales, net
 Domestic                         $   201,317   $   273,184   $ 314,108
 Export                                67,891        28,340      17,580
                                   ----------    ----------   ---------
                                      269,208       301,524     331,688

Cost of sales                          74,235        99,415     103,819
                                   ----------    ----------   ---------

Gross profit                          194,973       202,109     227,869

Selling, general and
 administrative expenses              149,400       163,761     262,686
                                   ----------    ----------    --------

Income (loss) from operations          45,573        38,348     (34,817)

Other income and (expense):
Other income                             -             -         97,846
Realized (loss)
   on investments                      (5,187)         -           -
Interest and dividend income            4,416         6,200       4,686
                                    ---------    ----------    --------
                                         (771)        6,200     102,532
Income before
 provision for income taxes            44,802        44,548      67,715

Provision for income taxes               -             -           -
                                    ---------    ----------    --------

Net income                        $    44,802   $    44,548   $  67,715
                                   ==========    ==========    ========

Per share amounts:

 Net income per share             $       .00   $       .00   $     .00
                                   ==========    ==========    ========

 Weighted average shares          100,352,500   100,352,500 100,352,500
                                  ===========   =========== ===========











The accompanying notes are an integral part of the financial statements.




                                                Mammatech Corporation
                                    Statement of Changes in Stockholders' Equity
                                 For the Years Ended August 31, 1994, 1995 and 1996

                               Common Stock
                             Shares    Par Value  Additional                 Common
                           ----------  ---------   Paid In    Accumulated     Stock       Treasury
                                                   Capital     Deficit    Subscriptions    Stock
                                                  ----------- ----------- -------------   --------
Balance August 31, 1993    80,352,500  $  8,035   $2,814,594  $(2,561,114)  $     -      $(172,051)


Officers' stock
 subscriptions                                                                  20,000

Treasury shares issued
 for compensation                                    (23,000)                               24,000
Net income for the year                                            44,802
                          -----------   -------    ---------   ----------     --------    --------

Balance August 31, 1994    80,352,500     8,035    2,791,594   (2,516,312)      20,000    (148,051)

Issuance of common stock
 subscribed for            20,000,000     2,000       18,000                   (20,000)
Net income for the year                                            44,548
                          -----------   -------    ---------   ----------    ---------    --------
Balance August 31, 1995   100,352,500    10,035    2,809,594   (2,471,764)        -       (148,051)

Net income for the year                                            67,715
                          ----------   -------     --------    ----------    ---------    --------
Balance August 31, 1996   100,352,500 $  10,035   $2,809,594  $(2,404,049)  $     -      $(148,051)
                          ===========  ========    =========   ==========    =========    ========

















The accompanying notes are an integral part of the financial statements.

                                       22

                             Mammatech Corporation
                            Statements of Cash Flows
                For the Years Ended August 31, 1994, 1995 and 1996

                                           1994       1995       1996
                                        ---------  ---------  ----------
Operating activities:
 Net income                             $  44,802  $  44,548   $ 67,715
Adjustments to reconcile net income
 to net cash:
 Depreciation                               2,159      3,529     12,680
 Amortization                               6,139      6,066      5,230
 Stock subscriptions for services          20,000       -          -
 Treasury stock issued for services         1,000       -          -
 (Increase) decrease in receivables       (41,968)    (3,935)    37,086
 (Increase) in inventory                   (5,120)      (935)   (61,762)
 (Increase) in other assets                (1,200)      -          -
 (Decrease) in accounts payable            (5,956)    (9,905)    (3,595)
 (Decrease) in deposits                   (46,075)      -          -
 Increase in accrued expenses                 458     21,358      7,566
                                         --------   --------   --------
Net cash provided by (used in)
 operating activities                     (25,761)    60,726     64,920

Investing activities:
 Sale of marketable securities             94,542       -          -
 (Investment in) maturity of
   certificates of deposit                (50,000)    50,000       -
 Acquisition of patents                      -          -        (1,500)
 Purchase of fixed assets                    (290)   (29,070)   (17,414)
                                         --------  ---------   --------
Net cash provided by (used in)
 investing activities                      44,252     20,930    (18,914)

Financing activities:
 Repayment of officer loans                  -        (3,200)      -
 Repayment of note                           -          -        (3,057)
                                          -------  ---------   --------
Net cash provided by (used in)
 financing activities                        -        (3,200)    (3,057)

Net increase (decrease) in cash
 and cash equivalents                      18,491     78,456     42,949
Beginning cash and cash equivalents        39,755     58,246    136,702
                                         --------   --------   --------
Ending cash and cash equivalents        $  58,246  $ 136,702  $ 179,651
                                         ========   ========   ========











The accompanying notes are an integral part of the financial statements.

                         Mammatech Corporation
                        Statements of Cash Flows
            For the Years Ended August 31, 1994, 1995 and 1996
                              (Continued)


Supplemental cash flow information:
 Cash paid for:  Interest               $    -     $    -     $   1,107
                 Income taxes           $    -     $    -     $    -

Non cash financing and investing activities:
  Realized loss on marketable
   securities                           $  (5,187) $    -
  Acquisition of equipment with note    $    -     $    -     $  15,605





























The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 1996


Note 1. Summary of Significant Accounting Policies

A. Organization and Operations: Mammatech Corporation was incorporated on November 23, 1981, and holds patents on a breast tumor detection training system. The system, which consists of a breast model and a method of breast self-examination, is marketed by the Company to individuals and healthcare professionals.

B. Inventories: Inventories, which consist principally of finished goods, are stated at the lower of cost or market using the first-in, first-out method.

C. Property and Equipment: Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 8 years. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

D. Patents, Trademarks, and Copyrights: Patents, trademarks, and copyrights are amortized using the straight-line method over their estimated useful economic lives of 10 years. They are stated at cost less accumulated amortization.

E. Revenue recognition: The Company recognizes revenue on the sales of its products at the time of shipment.

F. Earnings per share: Earnings per share is computed using the weighted average number of common shares outstanding for the periods presented.

G. Cash and cash equivalents: Cash and cash equivalents, consist of cash and term deposits with original maturities of less than 90 days.

H. Estimates: The preparation of the Company's financial statements requires management to use estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

I. Fair value of financial instruments: The Company's financial instruments consist of cash and cash equivalents, receivables and payables. The carrying amounts of such financial instruments approximate fair value because of the short term maturity of these instruments.

                              Mammatech Corporation
                          Notes to Financial Statements
                                   (Continued)

Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month to month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $12,730, $14,780, and $14,207 for the years ended August 31, 1994, 1995, and 1996, respectively.

During prior years two officers of the Company made advances aggregating $11,830. During the year ended August 31, 1995 $3,200 of these advances were repaid.

During September, 1994, the Company agreed to issue 20,000,000 shares of its $.0001 par value common stock to two of its officers for services. The Company recorded a $20,000 charge to operations during the year ended August 31, 1994, related to this issuance. These shares were issued in 1995.

During April, 1994, the Company issued 500,000 shares of treasury stock to certain employees for services. The value attributed to the services was $500 and was based upon the bid price of the Company's common stock at the time it was issued ($.001 per share). The difference between the cost of the treasury stock ($12,000) and the charge to operations was charged to paid in capital (see
Note 6).

During February, 1989, an officer of the Company filed a patent application for a product representing a variation of the Company's patented models. The new product is an important part of the Company's product line. The Company has entered into an agreement with this officer whereby the Company would enjoy exclusive and unrestricted use of the new product for the payment of the patent application fees. The agreement was for a period of one year and is automatically renewable for additional one year periods provided, however, that either party may cancel the agreement upon one months notice after the initial year.

Note 3. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                               1995      1996
                                             --------  --------

      Furniture and equipment                $159,373  $176,538
      Leasehold improvements                     -       15,854
                                              -------   -------
                                              159,373   192,392
      Less: accumulated depreciation          127,435   140,115
                                             $ 31,938  $ 52,277

Depreciation charged to operations was $2,159, $3,529, and $12,680 during the years ended August 31, 1994, 1995, and 1996, respectively.

                              Mammatech Corporation
                          Notes to Financial Statements
                                   (Continued)

Note 4. Note Payable

At August 31, 1996 the Company had a note payable due to a vendor in the principal amount of $12,548 with interest at 8% per annum and payable in installments of $350 per month until paid. Maturity of this note is as follows:
1997: $3,325; 1998: $3,602; 1999: $3,901; and 2000: $1,720.


Note 5. Commitments and Contingencies

In connection with the acquisition of the patent rights for the Company's system of breast self-examination, the Company has paid $11,787 to the University of Florida for its release of all patent rights. In addition, 7 inventors also held certain patent rights to the Company's process. Three of these individuals, who are principal shareholders of the Company, contributed their rights to the Company. The remaining 4 inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $47,972, $59,243, and $59,243 for the years ended August 31, 1994, 1995, and 1996, respectively. The related royalty expense was $1,372, $1,706, and $2,252 for the years ended August 31, 1994, 1995, and 1996, respectively. The aggregate royalties payable to the inventors is as follows:


                               Sales               Royalty
                     --------------------------    -------
                     $        1  -  $ 5,000,000     2.86%
                     $5,000,001  -  $ 7,500,000     2.29%
                     $7,500,001  -  $10,000,000     1.71%
                     Over           $10,000,000     1.14%

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.


Note 6. Stockholders' Equity

During April, 1994, the Company issued 1,000,000 shares of treasury stock to certain employees (see Note 3) and a vendor for services. The value attributed to the services was $1,000 and was based upon the bid price of the Company's common stock at the time it was issued ($.001 per share). The difference between the cost of the treasury stock ($24,000) and the charge to operations was charged to paid in capital.

                              Mammatech Corporation
                          Notes to Financial Statements
                                   (Continued)

Note 7. Concentration of Credit Risk/Major Customers

During the year ended August 31, 1994 the Company made sales to the Pennsylvania Department of Public Health aggregating $40,877 (15% of total sales) and Ippondo Health Care aggregating $46,075 (17% of total sales). The balance due from the Pennsylvania Department of Public Health was included in accounts receivable at August 31, 1994 and was collected during 1995.

At August 31, 1996 the Company has $125,852 on deposit in an uninsured money market account

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

Note 8. Other Income

During 1996 the Company received a federal grant in the amount of $97,846 to develop and adapt the Company's products for use by women with vision and hearing impairments.

Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has not recorded the deferred tax asset related to the operating loss carryforward because it cannot reasonably estimate its ability to utilize the loss carryforward.

At August 31, 1996, the Company had net operating loss carryforwards aggregating approximately $2,332,000 which expire beginning as follows:

              1998:   $ 184,000
              1999:   $ 738,000          2000:   $ 233,000
              2001:   $ 279,000          2002:   $ 280,000
              2003:   $ 228,000          2004:   $ 131,000
              2005:   $ 115,000          2006:   $  74,000
              2007:   $  54,000          2008:   $  16,000

                              Mammatech Corporation
                          Notes to Financial Statements
                                   (Continued)

The amounts shown for income taxes in the  statements of operations  differ from
the  amounts   computed  at  federal   statutory   rates.  The  following  is  a
reconciliation of those differences.

Year Ended August 31,
---------------------
                                        1994     1995     1996
                                        ----     ----     ----
   Tax at federal statutory rates        34%      34%      34%
   Surtax exemption                     (19)     (19)     (16)
   Operating loss carryforward          (15)     (15)     (18)
                                        ---      ---      ---
                                         - %      - %      - %
                                        ===      ===      ===

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None


PART III
--------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

   The following persons are the executive officers and directors of the Company.

Name                           Age        Position with the Company
----                           ---        -------------------------

Mark Kane Goldstein, Ph.D.      58        Chairman of the Board, Vice-
                                          President and Secretary

H. S. Pennypacker, Ph.D.        59        President and Director

Mary Bailey Sellers             48        Treasurer


     All directors serve until the next annual meeting of shareholders. There is currently one vacancy on the Board of Directors.

Mark Kane Goldstein
-------------------

     Mark Kane Goldstein, Ph.D., is Chairman of the Board, Vice President and Secretary of the Company. Dr. Goldstein provides advice concerning policy matters and general assistance on a part-time basis. Dr. Goldstein was formerly President and Chairman of ACTV, Gainesville, Florida, and is currently a director of that company. ACTV is a publicly held company with diversified interests in the television and communications businesses. From 1971 until July, 1982, Dr. Goldstein was employed by the U.S. Veterans Administration , Gainesville, Florida, as a research scientist. During this same period, Dr. Goldstein also was an Associate Professor/Research Scientist at the University of Florida, Gainesville, Florida, and Co-Director of its Center for Ambulatory Studies.

     From 1978 through May, 1984, Dr. Goldstein was a member of the City Commission of Gainesville, Florida including 1980-81 when he served a one-year term as Mayor.

     Dr. Goldstein received a B.A. in 1961 from Muhlenberg College, an M.A. in 1962 from Columbia University and a Ph.D. in 1971 from Cornell University. All Degrees were in Psychology.

Henry Sutton Pennypacker, Ph.D.
-------------------------------

     Henry Sutton Pennypacker, Jr., Ph.D., is President and a director of the Company. He is currently employed as President of the Company and as Professor of Psychology at the University of Florida. Except for three months when he is not teaching, Dr. Pennypacker receives no compensation from the Company. He was employed on a full-time basis by the Company from the closing of its public offering in February 1983 until August 16, 1987. Since closing of the Company's public offering, Dr. Pennypacker has retained his faculty position at the University of Florida where he supervised continuing research into the Company's method of B.S.E. on a very limited-time basis. Dr. Pennypacker was employed there as a Professor of Psychology from 1970 to February 1983. He was the acting Chairman of the Department of Psychology from June 1969 to 1970 and prior thereto was an Associate Professor and Assistant Professor. In August, 1987, Dr. Pennypacker was required to devote more time to his faculty position at the University of Florida in order to retain his tenure.

     Dr. Pennypacker is the author or co-author of four books and over fifty articles and book chapters dealing with various aspects of behavioral research and behavioral medicine. He is a past President of the International Association for Behavior Analysis, the Society for Advancement of Behavior Analysis, and the Florida Association for Behavior Analysis. On August 10, 1990, Dr. Pennypacker received an award from the California Division of the American Cancer Society in recognition of his "...pioneering contribution to breast self-examination education."

     Dr. Pennypacker received a B.A. and an M.A. from the University of Montana in 1958 and 1960, respectively, and a Ph.D. from Duke University in 1962. All degrees were in Psychology.

Mary Bailey Sellers
-------------------

     Mary Bailey Sellers has been employed as Controller by the Company since September 1985. She was appointed Treasurer in August 1986. From April 1978 through November 1984, she was employed by Barnett Bank of Alachua County, N.A., and a predecessor bank as Vice President--commercial loans. Mrs. Sellers devoted her time to her family from December 1984 through August 1985.

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.

Item 11.  Executive Compensation
--------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 1996, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                             Cash Compensation Table
                             -----------------------

        A                           B                     C
--------------------------------------------------------------------------------
Name of individual             Capacities in             Cash
or number of persons           which served           Compensation
in a group

All executive officers         All capacities           $57,385
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $30,260 in compensation during the fiscal year ended August 31, 1996.

     Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received nominal compensation associated with their activities on the research grant during the 1996 fiscal year. During 1995, the Company accrued $18,000 in salary for Dr. Pennypacker. Mary Sellers receives a salary of $30,260 per year.

     During September, 1992 the Company authorized the issuance of to H.S. Pennypacker and M.K. Goldstein a total of 20,000,000 shares of common stock. The Company valued these shares at $20,000. In addition, the Company accrued $20,000 in salary due to Dr. Goldstein.

     During August, 1994, the Company agreed to issue 20,000,000 shares of its $0.0001 par value common stock to two of its officers for services. The Company recorded a $20,000 charge to its operations during the year ended August 31, 1994, related to this issuance.

     During April, 1994, the Company issued 500,000 shares of treasury stock to certain employees for services. The value attributed to the services was $500 and was based upon the bid price of the Company's common stock at the time it was issued ($0.001 per share). The difference between the cost of the treasury stock ($12,000) and the charge to operations was charged to paid-in capital.

     All directors receive reimbursement of expenses but no fees for serving as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth, as of Nov. 30, 1996, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                       Shares of          Percentage of
                                      Stock Owned       Outstanding Shares
--------------------------------------------------------------------------------
Mark Kane Goldstein, Ph.D. (2)         26,516,000              26.4%
930 N.W. 8th Avenue
Gainesville, Florida 32601

H. S. Pennypacker, Ph.D.               25,800,000              25.7%
930 N.W. 8th Avenue (1)(2)
Gainesville, Florida 32601

Mary Bailey Sellers                       400,000               4.0%
930 N.W. 8th Avenue
Gainesville, Florida 32601

All Officers and Directors
as a group (1)(2)

------------------------------

(1) All shares owned by Dr. Pennypacker are owned by himself and his wife as to which Dr. Pennypacker has shared investment and voting power.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     On February 9, 1989, Mark Kane Goldstein, an Officer and Director of the Company, filed Patent Application Serial No. 308,914 seeking protection for a new breast model that represents a significant variation on the Company's patented models. The new breast model is an integral part of the Company's new MammaCare Personal Learning System. The Company has entered into a licensing agreement with Dr. Goldstein whereby the Company enjoys exclusive and unrestricted use of the invention in exchange for payment of costs associated with preparation and filing of the patent documents together with whatever foreign patent protection the Company, in consultation with Dr. Goldstein, may seek.

                                     PART V
                                     ------

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
--------  ------------------------------------------------------------------

(a)  The following documents are filed as part of this Report on Form 10-K.

Financial Statements                                          Pages 18 to 31


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1996.

(c)  Exhibit Index: None


3        Articles of Incorporation*

3.1      Articles of Amendment to Articles of Incoporation*

3.2      By-Laws*

3.3      Amendments to By-Laws*

4        Warrants*

10.1     Patent Assignment Agreements*

10.2     H. S. Pennypacker Assignment*

10.3     Mark Kane Goldstein Assignment*





                    ----------------------------------------


* Contained in the Company's registration statement of Form S-18 filed in October 27, 1982.

** Contained in Amendment No. 1 to the Company's registration statement on Form S-18 filed on November 13, 1982.

*** Contained in Amendment No. 3 to the Company's registration statement on Form S-18 filed on November 9, 1982.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAMMATECH CORPORATION
                              ---------------------

By:  /S/  H. S. PENNYPACKER, JR.
   ----------------------------------------------------------------------------
                        H. S. Pennypacker, Jr., President

Date:  November 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                       Position or Office              Date
---------                       ------------------              ----

/S/  MARK KANE GOLDSTEIN
     -----------------------    Chairman of the Board       November 15, 1996
     Mark Kane Goldstein


/S/  H. S. PENNYPACKER, JR.
     -----------------------    President and Director      November 15, 1996
     H. S. Pennypacker, Jr.

/S/  MARY BAILEY SELLERS
     -----------------------    Treasurer                   November 15, 1996
     Mary Bailey Sellers