Form 10-Q
period 1996-11-30
MAMMATECH CORP
filed 1997-01-13
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Nov. 30, 1996
                           ---------------

Commission File Number:      0-11050
                            --------------

                              Mammatech Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                         59-2181303
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                   32601
-----------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)


                                 (904) 375-0607
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes        No   X
                                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of shares outstanding on

                                                  Nov. 30, 1996
                                         --------------------------------
                                            100,352,500 shares of which
                                            6,208,500 are treasury shares
TITLE OF EACH CLASS
-----------------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                           PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Nov. 30, 1996 and Nov. 30, 1995....................      3

         Balance Sheets for Nov. 30, 1996 and
         August 31, 1996..........................................     4-5

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1996......................................      6

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1996......................................      7

         Notes to Financial Statements for the Quarter
         Ended Nov. 30, 1996......................................      8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations...........      9


PART II.  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K................      10

         SIGNATURES...............................................      11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                              November, 1996      November, 1995
                                              --------------      --------------

Sales, net                                    $      97,883       $      72,059

Cost of sales                                 $      28,859       $      22.733
                                              -------------       -------------


Gross Profit                                         69,024              49,326

Selling,general and
 administrative expense                       $      52,769       $      65,988
                                              -------------       -------------

Operating Income (Loss)                       $      16,255       $     (16,672)

Other income
(expense)
Reimbursement (SBIR Grant)                                0              26,688
 Interest & Dividend Income                           1,955               1,342
                                              -------------       -------------
                                                      1,955              28,030

Net Income before taxes                       $      18,210       $      11,358
Provision for income taxes                            3,985               2,186
Net Income before                                    22,195              13,544
  Extraordinary item

Operating loss carryforward                           3,985               2,186


NET INCOME (LOSS)                                    18,210              11,358
                                              =============       =============

Net income (loss) per share                           .0002               .0002
                                              =============       =============

Weighted average shares                         100,352,500         100,352,500
                                              =============       =============










    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets


                                                    Nov. 30, 1996  Aug. 31, 1996
                                                    (Unaudited)      (Audited)
                                                    -----------      ---------
ASSETS
------

  Cash and Cash Equivalents                            $198,696         $179,651

  Accounts receivable:
    Trade                                                29,431           34,287
    Other                                                 3,233            3,246

  Inventory                                              96,737           94,903
  Other current assets

  Total Current Assets                                  328,097          312,087
  ---------------------                                --------         --------

Property and equipment                                   49,277           52,277

Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $59,148 and $53,080
    respectively                                          1,561            1,561
                                                       --------         --------

    Total other assets                                    1,561            1,561
    --------------------                               --------         --------

TOTAL ASSETS                                           $378,935         $365,925
                                                       ========         ========






    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1996
                                and Nov. 30, 1996
                                   (continued)

                                             Nov.1996            Aug 1996
                                             --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable-trade                     $    23,219         $    21,594
Customer deposits                                  -0-                 -0-
Accrued payable-officer                          8,630               8,630
Short term debt                                  2,526               3,325
Accrued expenses                                49,598              55,624
                                           -----------         -----------


TOTAL CURRENT LIABILITIES                       83,973              89,173
                                           -----------         -----------


COMMITMENTS
  Long term debt                                 9,223               9,223

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                          $    10,035         $    10,035

  Additional paid-in capital                 2,809,594           2,809,594
  Accumulated deficit                       (2,385,839)         (2,404,049)
                                           -----------         -----------
                                               433,790             415,580


  Treasury stock at cost,
     6,208,500 shares                         (148,051)           (148,051)
                                           -----------         -----------
                                               285,739             267,529
                                           -----------         -----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $   378,935          $   365,925
                                           ===========          ===========


        The accompanying notes are an integral part of these statements

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Three Months Ending
                                  Nov. 30, 1996



Net cash flow from operating activities                           $ 16,045
                                                                  ========
Investing Activities:

Purchase of fixed assets                                             3,000
Financing activities:
    Issuance of treasury shares                                       -0-

Net increase (decrease) in cash                                     19,045

         Beginning cash                                            179,651
                                                                  --------

Ending cash                                                       $198,696
                                                                  ========





    The accompanying notes are an integral part of the financial statements.

                             Mammatech Corporation
                             Statement of Cash Flow
                          For the Three Months Ending
                                 Nov. 30, 1995


Net cash flow from operating activities                            $  5,195
                                                                   ========

Investing Activities:

Purchase of fixed assets                                             (5,116)
Financing activities:
    Issuance of treasury shares                                         -0-

Net increase (decrease) in cash                                         (79)

    Beginning cash                                                  136,702
                                                                    -------

Ending cash                                                        $136,623
                                                                   ========






    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 1996


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 1996, and the results of operations and changes in financial position for the three months ended Nov. 30, 1996.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the first quarter of Fiscal 1997 are encouraging and consistent with the Company's established growth trajectory. Net sales increased 23.3% from the previous quarter and were 35.8% greater than the first quarter of 1996. The operating costs of $52,769 represents a decrease of 25% relative to the previous quarter and 20% in comparison to the same period last year. The net income for the quarter was 60% above that of the first quarter of 1996. A meaningful comparison to the net income of the last quarter of 1996 is not possible since various end-of-year charge-offs resulted in a loss for that period.

The Company continued to expand its customer base during the first quarter of 1997. Substantial orders were received from the Bureau of Health of the State of Maine and the Indiana Department of Health, both as a result of the Company's participation in the BCCCP Programs of various states that are funded by the Center for Disease Control. In addition, The College of Nursing at Florida International University and the Department of Health Education at Mississippi State University placed sizeable orders for training materials. Finally, the Anti-Cancer Council of Victoria, Australia again placed a large order for breast models. This signals a revival of their program which began in mid 1980's but had been dormant for several years.

The most significant development of the quarter was the purchase of MammaCare(R) Specialist training by several military installations on the East Coast. MammaCare(R) Specialist training is a four or five day intensive program which prepares a nurse or other health care professional to provide MammaCare(R) training to either patients or other health care professionals, including physicians. In the case of the military installations, the intent is to provide superior clinical breast examination to female personnel and female dependents, so trained specialists will be upgrading the skills of physicians at their facilities.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. It continues to seek a relationship with a larger health care organization.

PART II - OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 1996.

                                      10-Q

                    For the three months ended Nov. 30, 1996

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION
---------------------

DATE: JANUARY 9, 1997                  BY: /S/  HENRY S. PENNYPACKER
                                           ------------------------------------
                                           Henry S. Pennypacker, President
                                           and Director

BY: /S/  MARY SELLERS
    ----------------------------
    Mary Sellers, Treasurer and
    Chief Financial Officer