Form 10-Q
period 1997-02-28
MAMMATECH CORP
filed 1997-04-08
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:           Feb. 28, 1997
Commission File Number:      0-11050

                              Mammatech Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-2181303
 ------------------------------                        ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                       32601
-----------------------------------------                      --------
(Address of principal executive offices)                      (Zip Code)


                                 (352) 375-0607
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes   [X]    No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of shares outstanding on

                                                Feb. 28, 1997
                                        --------------------------------
                                             100,352,500 shares of which
                                        7,408,500 are treasury shares
TITLE OF EACH CLASS
-----------------------------
Common stock $.0001 par value


The total number of pages of this report is 11.

                              Mammatech Corporation



                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                           PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Feb 28, 1997 and Feb. 28, 1996.....................3

         Balance Sheets for Feb 28, 1997 and
         August 31, 1996........................................4-5

         Statement of Cash Flow for the Six Months
         Ended Feb 28, 1997.......................................6

         Statement of Cash Flow for the Quarter
         Ended Feb. 28, 1996......................................7

     Notes to Financial Statements for the Quarter
     Ended Feb 28, 1997...........................................8


         Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations...............9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

     SIGNATURES................................................. 11


                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                            Six Months Ended    Three Months Ended


                                                             February            February               February           February
                                                               1997                1996                   1997               1996
                                                             --------            --------               --------          ----------
Sales, net .......................................       $     175,512       $     149,683        $      77,629       $      77,624
                                                           -----------         -----------          -----------          ----------
Cost of sales ....................................              50,796              45,408               21,937              22,675
                                                           -----------         -----------          -----------          ----------
Gross Profit .....................................             124,716             104,275               55,692              54,949
                                                           -----------         -----------          -----------          ----------
Selling, General and .............................              92,713             139,103               39,944              73,104
Administrative
Expenses
                                                           -----------         -----------          -----------          ----------
Operating gain ...................................              32,003             (34,828)              15,748             (18,155)
(loss)
                                                           -----------         -----------          -----------          ----------
Other Income (SBIR) ..............................                                  67,699                                   40,981
Interest and
dividends ........................................               4,564               2,608                2,601               1,266
                                                           -----------         -----------          -----------          ----------
Utilization of ...................................               7,313               7,090                3,670               4,818
operating
loss carryforward
                                                           -----------         -----------          -----------          ----------
Net income before ................................              43,880              42,569               22,019              28,910
taxes
                                                           -----------         -----------          -----------          ----------
Provision for income .............................               7,313               7,090                3,670               4,818
tax
                                                           -----------         -----------          -----------          ----------
Operating loss ...................................               7,313               7,090                3,670               4,818
carryforward
                                                           -----------         -----------          -----------          ----------
Net Income (loss) ................................              36,567              35,479               18,349              24,092
                                                           -----------         -----------          -----------         -----------
Net Income (loss) ................................               .0004               .0003                .0002               .0002
per share
                                                           -----------         -----------          -----------         -----------
Weighted average .................................         100,352,500         100,352,500          100,352,500         100,352,500
shares


The accompanying notes are an integral part of the financial statements.


                              Mammatech Corporation

                                 Balance Sheets
                                                    Feb 28, 1997    Aug. 31, 1996
                                                     (Unaudited)      (Audited)
                                                    ------------    -------------

ASSETS

  Cash and Cash Equivalents ..................         $178,760         $179,651


  Accounts receivable:
    Trade ....................................           38,617           34,287
    Other ....................................            3,243            3,246
  Inventory ..................................          135,377           94,903
  Other current assets .......................             --               --

  Total Current Assets .......................          355,997          312,087

Property and equipment .......................           46,827           52,277

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively .............................            1,762            1,561


Total other assets ...........................            1,762            1,561
                                                       --------         --------

TOTAL ASSETS .................................         $404,586         $365,925
                                                       ========         ========


The accompanying notes are an integral part of the financial statements.




                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 1996
                                and Feb 28, 1997
                                   (continued)

                                                       Feb. 1997        Aug 1996
                                                       ---------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable-trade .......................      $    30,626      $    21,594
Accrued payable-officer ......................            8,630            8,630
Short Term debt ..............................            2,524            3,325
Accrued expenses .............................           49,487           55,624
                                                    -----------      -----------

TOTAL CURRENT LIABILITIES ....................           91,267           89,173
                                                    -----------      -----------


COMMITMENTS
Long Term Debt ...............................            9,223            9,223
Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding ............................      $    10,035      $    10,035

  Additional paid-in capital .................        2,809,594        2,809,594
  Accumulated deficit ........................       (2,367,482)      (2,404,049)
                                                    -----------      -----------
                                                        452,157          415,580

  Treasury stock at cost,
  6,208,500 shares ...........................         (148,051)        (148,051)
                                                    -----------      -----------
                                                        304,096          267,529
                                                    -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .........................      $   404,586      $   365,925
                                                    ===========      ===========


The accompanying notes are an integral part of these statements.


                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb 28, 1997





Net cash flow from operating activities ....................          $   3,341
                                                                      =========

Investing Activities:
    Purchase of furniture and fixtures .....................             (2,450)


Financing activities:
    Issuance of treasury shares ............................                -0-
Sale of marketable securities ..............................                -0-

Net increase (decrease) in cash ............................               (891)


Beginning cash .............................................            179,651
                                                                       --------
Ending cash ................................................            178,760
                                                                       ========


The accompanying notes are an integral part of the financial statements.


                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb 29, 1996





Net cash flow from operating activities ....................          $  32,544
                                                                      =========

Investing Activities:
    Purchase of furniture and fixtures .....................             (7,916)


Financing activities:
    Issuance of treasury shares ............................                -0-
Sale of marketable securities ..............................                -0-

Net increase (decrease) in cash ............................             24,628


Beginning cash .............................................            136,702
                                                                       --------
Ending cash ................................................            161,330
                                                                       ========


The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb 28, 1997



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb 28, 1997, and the results of operations and changes in financial position for the three months ended Feb 28, 1997.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


During the second quarter of fiscal 1997 the Company's sales revenues decreased by 21% over the previous quarter but increased by $5 compared to the same period one year ago. Gross profit increased 1.4% from the second quarter of 1996, but decreased by 19.3% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter decreased by 24%, resulting in a 3% reduction in operating gain. Net income for the quarter was down 24% compared to a year earlier, but was 0.7% higher than the first quarter of 1997. A major difference between this year and last year was the absence of the Phase I SBIR grant which added both revenue and expense during 1996.

A similar picture emerges with respect to the six-month figures. Sales revenues increased 7% but the operating gain of $32,003 compared to a loss of $34,828 during the first six months of 1996 again reflects the absence of expense associated with administering the SBIR project. The net result for the first half of the year nevertheless shows an increase of 3% compared to the first six months of fiscal 1996.

During the second quarter, the Company made a large sale of product to the West Virginia Department of Human Resources in connection with that agency's involvement with the Breast and Cervical Cancer Program of the Center for Disease Control. The Indiana Division of the American Cancer Society also made a substantial purchase as they undertake to bring the MammaCare technology to the women of that state. Finally, the California Department of Health Services continues to purchase substantial quantities of special MammaCare products designed to support their experimental program for teaching competent clinical breast examination to community physicians.

The Company also began negotiations with a German concern which seeks to become the exclusive distributor of MammaCare products throughout Germany and the German speaking portions of Switzerland and Austria. Terms and conditions have been agreed to and the Company expects to sign the agreement in the near future. There can be no assurance that substantial revenues will result from this association, however, but the Company believes that the German health care system is an ideal outlet for MammaCare products and training services.

The Company continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION
---------------------------



Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Feb 28, 1997.

                                      10-Q

                     For the three months ended Feb 28, 1997

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION
---------------------

DATE: April 7, 1997           BY: /s/ Henry S. Pennypacker
                                 -------------------------------------
                                 Henry S. Pennypacker,
                                   President and Director




BY: /s/ Mary Sellers
   ----------------------------
    Mary Sellers, Treasurer and
    Chief Financial Officer