Form 10-Q
period 1997-05-31
MAMMATECH CORP
filed 1997-07-02
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:           May 31, 1997
                             ------------

Commission File Number:      0-11050
                             ------------

                              Mammatech Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      59-2181303
-------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                 32601
-----------------------------------------               ---------
(Address of principal executive offices)                (Zip Code)


                                 (352) 375-0607
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes    X    No
                                           -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             Number of shares outstanding on

                                                       May 31, 1997
                                             --------------------------------
                                             100,352,500 shares of which
                                             7,408,500 are treasury shares
TITLE OF EACH CLASS
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

         FINANCIAL INFORMATION                                       PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 1997 and May 31, 1996...........................3

         Balance Sheets for May 31, 1997
         August 31, 1996..............................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 1997............................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 1996............................................7

         Notes to Financial Statements for the Quarter
         Ended May 31, 1997............................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations................9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K....................10

         SIGNATURES.................................................. 11

                                        Mammatech Corporation
                                      Statements of Operations
                                            (Unaudited)

                                 Nine Months Ended                 Three Months Ended
                                May             May                May               May
                               1997            1996               1997              1996
                           ------------    -----------         ----------      -----------
Sales, net                 $    253,743        252,186         $   78,231          102,503

Cost of sales                    79,326         81,905             28,530           36,497
                           ------------    -----------         ----------      -----------

Gross Profit                    174,417        170,281             49,701           66,006
Selling,general
and adminstra-
tive expense               $    132,063        192,328             39,350           53,225
                           ------------   ------------         ----------      -----------

Operating Income                 42,354        (22,047)            10,351           12,781
                           ------------   ------------         ----------      -----------
    (Loss)

Other income
(expense)                                       97,846                             30,147
 Interest &
 Dividend Income                  7,307          3,829               2,743          1,221




Utilization of oper
loss carryforward                 9,932         16,824               2,618          8,942
                           ------------   ------------         -----------   ------------



Net income before
   taxes                         59,593         96,453              15,712         53,091
Provision for income
   tax                            9,932         16,824               2,618          8,942
Operating loss
   carry forward                  9,932         16,824               2,618          8,942


NET INCOME (LOSS)                49,661         79,629              13,094         44,149
                           ------------   ------------         -----------   ------------

Net income (loss)
per share                         .0005          .0008               .0001          .0001
                           ============   ============         ===========   ============

Weighted
average shares              100,352,500    100,352,500         100,352,500    100,352,500
                           ============   ============         ===========   ============

     The accompanying notes are an integral part of the financial statements.


                                     -3-



                              Mammatech Corporation

                                 Balance Sheets

                                          May 31, 1997      Aug. 31, 1996
                                          (Unaudited)         (Audited)
                                          -----------         ---------
ASSETS
------


  Cash and Cash Equivalents                  $175,019          179,651


  Accounts receivable:
    Trade                                      43,794           34,287
    Other                                       3,235            3,246


  Inventory                                   155,638           94,903
 Other current assets                            --               --

  Total Current Assets                        378,686          312,087

Property and equipment                         45,191           52,277

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                1,762            1,561
                                             --------         --------

             Total other assets                 1,762            1,561
                                             --------         --------

TOTAL ASSETS                                 $424,639         $365,925





    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 1996
                                and May 31, 1997
                                   (continued)

                                                     May 1997         Aug 1996
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
Accounts payable-trade                             $    38,390      $    21,594
Accrued payable-officer                                  8,630            8,630
Short term debt                                          1,718            3,325
Accrued expenses                                        49,487           55,624
                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                               98,225           89,173


COMMITMENTS
 Long term dept                                          9,223            9,223

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                                  $    10,035      $    10,035

  Additional paid-in capital                         2,809,594        2,809,594
  Accumulated deficit                               (2,354,388)      (2,404,049)
                                                   -----------      -----------
                                                       465,241          415,580

  Treasury stock at cost,
  7,408,500 shares
                                                      (148,051)        (148,051)
                                                   -----------      -----------
                                                       317,190          267,529
                                                   -----------      -----------



TOTAL LIABILITIES AND                              $   424,638      $   365,925
STOCKHOLDERS' EQUITY


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1997






Net cash flow from operating activities                            11,688
                                                                =========

Investing Activities:
         Sale of certificate of deposit                               -0-
         Purchase of furniture and fixtures                        (7,086)


Financing activities:



Net increase (decrease) in cash                                    (4,602)


Beginning cash                                                    179,651
                                                                ---------

Ending cash                                                     $ 175,049
                                                                =========

                             Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1996


Net cash flow from operating activities                          15,924
                                                              =========

Investing Activities:
    Sale of certificate of deposit                                  -0-
    Purchase of furniture and fixtures                          (25,895)

Financing activities:


Net increase (dcrease) in cash                                    9,971

Beginning cash                                                  136,702
                                                              ---------

Ending cash                                                   $ 146,673
                                                              =========

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 1997



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1997, and the results of operations and changes in financial position for the three months ended May 31, 1997.

Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


The third quarter of Fiscal 1997 was somewhat disappointing in comparison to the previous quarter and the third quarter from a one year ago. Sales were up 1% over the previous quarter but were 24% less than sales during the third quarter of 1996. Operating income of $10,351 reflects an decrease of 19% from the previous year and a 34% decline compared with the previous quarter. The nine month figures show as 0.6% increase in sales for the current year and a substantial increase in operating income. Comparisons with nine-month figures from a year ago are misleading to the extent that the Company had an SBIR grant during 1996 that added to both its operating expense and net income for that period. Thus, for example, the nine-month figure for net income for a year ago is 60.3% greater than the corresponding figure for this year. The net income for the current quarter was 70% less than it was during the second quarter. It is worth noting that the second quarter was the second best in the Company's history and that sales during the current quarter were impacted to an unknown extent by the extensive flooding in the midwest during the time when major promotions for Breast Cancer Awareness Month normally occur.

During the quarter,the Company completed negotiations and signed a distribution agreement with a German concern. The agreement provides for exclusive representation in Germany and the German- speaking portions of Austria and Switzerland. The distributor has undertaken translation of certain of the Company's videotapes and printed materials and will begin marketing in earnest in the early fall. There can be no assurance that substantial revenues will result from this association. The Company notes with pleasure, however, an interview conducted with the President by a representative of a Munich Television station. They are planning an hour long prime time program which will incorporate portions of the Company's videotapes.

The Company also made a substantial sale of breast models and other training materials to a firm under contract to train U.S. military personnel and their dependents stationed in Germany and Italy. It is impossible to estimate the magnitude of follow-up orders, if any, from this activity.

Finally, the Company was pleased to have a favorable story concerning MammaCare(R) appear in the May 13th issue of Family Circle. A steady stream of inquiries and orders has resulted but the revenue resulting from this exposure will not be substantial.

The Company remains essentially debt-free and has no immediate liquidity problems. It continues to pursue a corporate affiliation designed to help it realize the full commercial potential of its products.

                           PART II - OTHER INFORMATION
                           ===========================



Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.)    There were no reports filed on Form 8-K during the three months ending May 31, 1997.

                                      10-Q

                     For the three months ended May 31, 1997

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION
======================

DATE: 6/30/97                         BY: /S/  HENRY S. PENNYPACKER
                                          -------------------------------------
                                          Henry S. Pennypacker, President
                                          and Director

BY: /S/  MARY SELLERS
    --------------------------------
    Mary Sellers, Treasurer and
    Chief Financial Officer