Form 10-K
period 1997-08-31
MAMMATECH CORP
filed 1997-11-26
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-11-50
      August 31, 1997

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

                                  Common Stock
                                ----------------
                                (Title of Class)

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


Total Number of Pages: 37                           Exhibit Index is on Page: 35

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
INTRODUCTION
------------

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

     The MammaCare System is sold in several forms, all of which contain at least one of the Company's patented breast models. Originally, a client was given private training after which she was provided with a take-home breast model and other materials. Now, the customer may view a video tape developed by the Company which teaches her the proper use of the model(s) and an extremely thorough examination technique. The practice model is designed to permit a woman to reinforce her lump detection skills periodically and serves as a comparative standard as she palpates her own breast.

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

     In recent years, development and marketing through new Franchises has been de-emphasized because this marketing approach proved overly costly and cumbersome for the returns it generated. The Company has therefore developed a different marketing strategy which involves the sale of an integrated training system known as the MammaCare Learning System (the "Learning System"). The

Learning System is available in two versions, the Professional and the Personal, and is comprised of one (Personal) or two (Professional) breast models and a videotaped B.S.E. training program designed to be viewed by women in either their homes Personal) or in a clinical setting (Professional). In both cases, the skill learned is subject to ultimate evaluation by a physician. See Item 1, "New Marketing Approach".

THE PURPOSE OF BREAST SELF-EXAMINATION
--------------------------------------

     Manual palpation has been and remains the most widely used method for detection of breast cancer in all stages of development. The breast is an ideal organ for physical examination because of the external location, coupled with the softness of the tissue and its hard backing. The earlier breast cancer is detected, diagnosed and treated, the greater the chances are for arrest of the condition. Published studies of breast pathology have shown that 94% of all cancerous tumors of the breast are potentially discoverable by manual examination conducted by a properly trained person. Even though women themselves remain the primary discoverers of breast cancer, several reports show that B.S.E. is not widely practiced. Consequently, most breast cancers are initially detected at a relatively advanced stage with metastasis having already occurred. The average size tumor that women present to their physicians is about 3.5 cm. (over one inch) in diameter. Treatment often requires a radical mastectomy (an extensive surgical procedure which includes removal of the breast, underlying muscle and axillary lymph nodes) followed by a course of radiation treatment and/or chemotherapy. On the other hand, if the disease is initially detected while the primary tumor is small (less than 1.0 cm) and no lymph nodes are involved, treatment often involves only removal of the tumor and a margin of surrounding healthy tissue. Thereafter, a course of radiation treatment is often prescribed as a precautionary measure.


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

     A special series of training exercises is used to instruct women in basic palpation techniques required for manual self- examination for breast anomalies. The basic approach is to: (1) teach the distinction between the feel of all varieties of normal breast tissue and that of typical breast tumors, (2) teach a method of palpation that insures contact with all depths of the trainee's own breast tissue, and (3) teach a pattern of examination that insures palpation of all breast tissue.


COMPANY CENTER
--------------

     The Company's Center is located in Gainesville, Florida. This Center serves three important functions. It is the national training center established to provide training for all licensees, physicians, nurses, and Company personnel who are engaged in offering MammaCare to the public. Another function of this Center is to package and ship MammaCare Products. Finally, this facility serves as a research center permitting the Company to undertake marketing and product development research.

     As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need B.S.E., the Company has developed two training programs at the Gainesville Center. The first is a comprehensive, one-week training program leading to certification as a MammaCare

Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare Method of performing and teaching manual breast examination.

     The second training program leads to an Associate certificate. It is a three-day training session for physicians and nurses which enables them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a physician or MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.


MARKETING OF THE COMPANY'S SYSTEM AND MODELS
--------------------------------------------

     The MammaCare System and the MammaCare Learning Systems are each sold as an integrated whole. The Company does not permit models to be sold separately without each woman receiving appropriate training, either through the actual training sessions required in connection with the MammaCare System, through the video training contained in either of the Learning Systems, or through training provided by the Arkansas, California, Florida, and Maine Divisions of the American Cancer Society in accordance with the Company's standards.

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

Providers who are Franchisees or licensees are permitted to purchase Kits at a substantial discount. The Company's intent is for these providers to act as distributors to other physicians and health care providers in their respective geographic regions. Patients would then seek a proficiency evaluation from either their physician or the Franchisee/provider. Conceivably, if additional treatment were needed, the patient would choose the physician or health care provider to furnish such treatment since a health care relationship had already been established.

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

     The Company is currently negotiating with several other large corporations to make MammaCare available in their health care facilities. The Company believes that the addition of the MammaCare Personal Learning System may offer a more attractive mechanism for providing MammaCare in the workplace. There can be no assurance, however, that either these negotiations, trial programs, or related marketing efforts will result in significant revenue for the Company.

     Prior to 1988,the Company retained a Southern California nurse practitioner as a marketing consultant for MammaCare. This individual is employed by a large health care concern in Beverly Hills, California and is a nationally recognized expert on BSE. She appeared on the first ABC-TV "Home Show" in February, 1988 where she described the MammaCare Learning System to a nationwide audience. Her organization now uses MammaCare in all of its breast centers under a special agreement negotiated during 1992.

     Largely as a result of the efforts of this individual, the California Division of the American Cancer Society adopted several features of MammaCare for enhancement of their national Special Touch program. Specifically, the Company provides its patented training models to Special Touch Facilitators who have undergone training approved by the Company. These individuals may also purchase the Company's Home Practice Model for use by participants in California A.C.S. BSE training programs. In November of 1989, the California Division received an Honors Citation for its Special Touch Program from the National Office of the American Cancer Society. To date, the Company has shipped over $100,000 worth of products to California A.C.S. chapters or affiliated individuals under this arrangement.

     Similar arrangements have been concluded with the Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. In additional to nominal revenues associated with the initial training efforts, the Company received approximately $18,000 as the result of a single purchase by the Arkansas Department of Public Health. Aggregate revenues from the other participating ACS Divisions have now exceeded $100,000.

RESEARCH
--------

     The University of North Carolina at Chapel Hill has received a federal grant to train all of its residents and staff physicians in the MammaCare Method. The Company estimates that it will receive approximately $10,000 for the sale of breast models and consulting fees. In addition, the University of North Carolina has received a separate $1,117,992 grant which will involve the training of approximately 200 local physicians to upgrade the quality of clinical breast screening in the greater Wilmington area. In addition to mammography, this project will also involve the Company's patented MammaCare System. This project is currently in its final phase and is results should be available soon. Estimated model sales and consulting fees did not exceed $35,000.

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

--------------------------------

     The Company's position is that based upon reasonable expectations of the parties, the above figures are for the life of the patent.


PATENTS
-------

     The  Company  is  the  assignee  of  the   following   patents  and  patent
applications directed to the Model and/or the System as indicated:


            Patent No.    Issue date
            or Appli-     or Filing     Expiration   Subject
Country     cation No.    Date          Date         Matter
-------     ----------    ----------    ----------   -------------

United      4,134,218     1/16/79       1/16/96      Model and
States                                               Methods and
                                                     Apparatus re-
                                                     lating to the
                                                     System


United        308,914     Filed                      New model re-
States                    2/9/89                     lating to the
                                                     system.



Canada      1,109,252     9/22/81       9/22/98      Model

Canada      1,147,951     Filed         6/14/2000    Methods and
                          6/14/83                    Apparatus re-
                                                     lating to the
                                                     System

United      2005894       5/26/82       10/2/98      Model
Kingdom



United      2077017       10/13/82      10/2/98      Methods and
Kingdom                                              Apparatus re-
                                                     lating to the
                                                     System


Germany     P 2844373.4   11/11/81      10/12/98     Model, as well
                                                     as certain appa-
                                                     ratus relating
                                                     to the System

            Patent No.    Issue date
            or Appli-     or Filing     Expiration   Subject
Country     cation No.    Date          Date         Matter
-------     ----------    ----------    ----------   -------------

Germany(1)  Pending       Filed            -         Division appli-
            Application   2/25/80                    cation of the
            P 2857496.14                             application
                                                     which issued as
                                                     German Patent
                                                     No. P 2844373.4
                                                     and is directed
                                                     to methods and
                                                     apparatus rela-
                                                     ting to the system

Japan       1304322       6/15/85       10/11/98     Methods and
                                                     Apparatus rela-
                                                     ting to the System.

Japan(2)    Pending       10/26/84         -         Model allowed
            224,279/84                               and published
                                                     for opposition.
                                                     Opposition pro-
                                                     ceeding pending.

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

     All of the foreign patents and patent applications have claimed the benefit of the filing date of the application which issued as U.S. Patent No. 4,134,218, namely, October 11, 1977, under the Paris Convention of 1883 for the Protection of Industrial Property. There is no assurance that any of the pending patent applications will be issued as patents.

TRADEMARKS
----------

     The following  chart depicts the  trademarks  and  copyrights  owned by the
Company:


                                    Regis-
                                    tration
Type of Mark     Mark               Number          Status
--------------   -------------      ---------       ------

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

U.S. Trademark   M & Design         1,310,918       Issued
                                                    12/25/84

U.S. Trademark   Hand Design        1,357,256       Issued
                                                    8/27/85

U.S. Trademark   MammaCare          1,445,641       Issued
                                                    6/30/87

---------------------------------------------------

COPYRIGHTS
                                   Regis-
                                   tration
Type                Name           Number        Effective for:
----------          ---------      -----------   --------------

Advertising         What Am I      TX1-199-545   75 years from
Brochure            Supposed to                  9/29/83
                    Feel?


Test Form           MammaTest      TX1-234-492   75 years from
                                                 12/14/83

Instructional       The MammaCare  TX1-259-524   75 years from
Manual              Method                       12/29/83


ITEM 2. PROPERTIES
------------------

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER
----------------------------------------------------------------------------
MATTERS
-------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 1997, the bid value of the stock ranged from $0.001 to $0.04.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.


     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           -----------


     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1997            $   0.01               $   0.001
-------------------------------

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 1997, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------


YEAR ENDED         Aug.31,      Aug.31,       Aug.31,       Aug.31,      Aug.31,
                     1997         1996          1995          1994         1993
--------------------------------------------------------------------------------
Revenues from      438,755      331,688       301,524       269,208      195,563
Operations

Net Income         143,578       67,715        44,548        44,802     (77,479)
(Loss)

Income (Loss)            0            0             0             0            0
per Common
Share







Summary of Consolidated Balance Sheet
-------------------------------------



YEAR ENDED         Aug.31,      Aug.31,       Aug.31,       Aug.31,      Aug.31,
                     1997         1996          1995          1994         1993
--------------------------------------------------------------------------------
Total Assets       530,184      365,925       281,691       228,889      214,660

Total              112,825       98,396        81,877        73,623      125,197
Liabilities

Shareholder's      417,359      267,529       199,814       155,266       89,463
Equity








During these periods, no cash dividends were declared or paid.

-----------------------------------------------------------------------

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Results of Operations.
     ----------------------

     The sales data for 1997 set yet another record for the Company and extends the trend established over the past several years. Figure 1 shows this progress since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

[GRAPHIC OMITTED]

Figure 1. Sales Revenues for Mammatech Corporation:
               1987 - 1997.

     The 1997 sales total of $438,755 represents an increase of 32.3% over the previous year and a 45.5% increase over 1995. Export sales accounted for 7.4% of the total, up from 5.3% in 1996.A major portion of the sales total was $185,309 realized in the fourth quarter, easily the best in the Company's history. This performance resulted in part from major purchases of MammaCare(R) products by an organization providing medical training to military personnel in Europe.

     The Company's operating expense declined by 35.5% in comparison to 1996 and increased by 3.5% over the 1995 figure. The elevated 1996 figure was due to the presence of increased personnel assigned to the SBIR Phase I grant during that year.

     During the year, the Company again increased its customer base while continuing to serve its established customers. A number of additional State Health Departments purchased product from the Company in connection with Breast and Cervical Cancer Program (BCCP) grants from the Center for Disease Control
(CDC). In particular, the CDC decided in 1997 to make grants available to all 50 state health departments. Accordingly, in June a conference was held in St. Louis to acquaint officials from the states with the procedures required for implementing a BCCP program. Representatives from demonstration projects, as well as Company officials, were on hand to provide examples and advice. Fortunately, all of the demonstration projects had incorporated MammaCare(R). A large number of inquiries immediately occurred and have resulted in notable sales. The Company anticipates continuing sales of its MammaCare Clinical Learning System to these and other BCCP recipients although there can be no assurance that such sales will materialize.

     During the year, the Company continued to provide specialized training and products to medical personnel from military facilities along the East coast. There is a commitment on the part of all three US. Military Service branches to upgrade their breast cancer screening practices for the benefit of both female military personnel and dependents. In addition, MammaCare is now in use in military installations in Europe (see above) and the Company anticipates continuing sales to this market. Of course, there can be no assurance that such sales will materialize.

     The Company continues to hold a sales and distribution agreement with a member of the Korean Health Care industry. At this writing, the Company has completed production of Korean versions of some of its training products and modest sales have begun. Because of the current financial turmoil in Asia, the Company does not anticipate substantial revenues from this source during fiscal 1998.

     The Company negotiated a sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System video tape and printed materials. The distributor has also launched an extensive promotional campaign in both the electronic and print media. Modest sales have begun to occur, but it is too early to forecast the extent of this market.

     Finally, the Company sought and was awarded a Phase II grant in the amount of $592,000 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. These funds will be expended over a two year period to determine if the two variations of its MammaCare Personal Learning System, one for visually impaired women and one for the hearing impaired, will be acceptable for home use by women in these populations.

     Liquidity
     ---------

     At the close of the 1997 fiscal year, the Company's current assets totaled $479,840 compared to $312,087 at the close of 1996. Results for the first quarter of 1998, although not completely determined at the time of this writing, portend no immediate decrease in this figure.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $9,105 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

     Capital Resources.
     ------------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.






ITEM 8. FINANCIAL STATEMENTS
----------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 1997, and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 1997, and 1996, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                   James E. Scheifley & Associates, P.C.
                                   Certified Public Accountants

Englewood, Colorado
September 24, 1997







                               Mammatech Corporation
                                   Balance Sheets
                              August 31, 1997 and 1996


                                     ASSETS
                                     ------
                                                             1997               1996
                                                         -----------        -----------
Current assets:
  Cash                                                   $   169,088        $   179,651
  Available for sale securities                               82,752               --
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $9,350 and $18,482                   62,745             34,287
  Accounts receivable - other                                  3,236              3,246
  Inventory                                                  162,019             94,903
                                                         -----------        -----------
      Total current assets                                   479,840            312,087

Property and equipment, at cost, net of
 accumulated depreciation of $147,390 and $140,115            49,082             52,277

Patents, trademarks and other intangibles, net of
 accumulated amortization of $64,675 and $64,376               1,262              1,561
                                                         -----------        -----------
                                                         $   530,184        $   365,925
                                                         ===========        ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------


Current liabilities:
  Current portion of long-term debt                            3,578              3,325
  Accounts payable - trade                                    38,722             21,594
  Accounts payable - officers                                  6,630              8,630
  Accrued expenses                                            58,368             55,624
                                                         -----------        -----------
      Total current liabilities                              107,298             89,173

Long-term debt - related party                                 5,527              9,223

Stockholders' equity:
 Common stock, $.0001 par value,
 200,000,000 shares authorized,
 100,352,500 shares issued and outstanding                    10,035             10,035
 Additional paid-in capital                                2,809,594          2,809,594
 Accumulated deficit                                      (2,260,471)        (2,404,049)
                                                         -----------        -----------
                                                             559,158            415,580
 Valuation allowance for marketable securities                 6,252               --
 Treasury stock, at cost, 6208,500 shares                   (148,051)          (148,051)
                                                         -----------        -----------
                                                             417,359            267,529
                                                         -----------        -----------
                                                         $   530,184        $   365,925
                                                         ===========        ===========



                     See accompanying notes to financial statements.




                                        Mammatech Corporation
                                       Statements of Operations
                               Years Ended August 31, 1997, 1996 and 1995

                                                          1997                 1996                    1995
                                                    -------------          -------------          -------------

Sales, net                                          $     438,755          $     331,688          $     301,524
Cost of sales                                             135,316                103,819                 99,415
                                                    -------------          -------------          -------------
Gross profit                                              303,439                227,869                202,109

Selling, general and administrative expenses              169,458                262,686                163,761
                                                    -------------          -------------          -------------
Income (loss) from operations                             133,981                (34,817)                38,348

Other income and (expense):
  Interest expense                                           (896)                  --                     --
    Other income                                             --                   97,846                   --
  Interest and dividend income                             10,493                  4,686                  6,200
                                                    -------------          -------------          -------------
                                                            9,597                102,532                  6,200

Income (loss) before income taxes                         143,578                 67,715                 44,548
Provision for income taxes                                   --                     --                     --

Net income (loss)                                   $     143,578          $      67,715          $      44,548
                                                    =============          =============          =============

Earnings (loss) per share:
 Net income (loss)                                  $        0.00         $         0.00         $         0.00
                                                    =============          =============          =============
 Weighted average shares outstanding                  100,352,500            100,352,500            100,352,500
                                                    =============          =============          =============




                                See accompanying notes to financial statements.


                                                      20

                              Mammatech Corporation
                        Statement of Stockholders' Equity
                   Years Ended August 31, 1997, 1996 and 1995

                                                                Additional
                                      Common                     Paid-in
                                      Shares        Amount       Capital
                                   -----------   -----------   -----------

Balance at August 31, 1994          80,352,500   $     8,035   $ 2,791,594

Issuance of common stock
 subscribed                         20,000,000         2,000        18,000

Net income for the year                   --            --            --
                                   -----------   -----------   -----------
Balance, August 31, 1995           100,352,500        10,035     2,809,594

Net income for the year                   --            --            --
                                   -----------   -----------   -----------
Balance, August 31, 1996           100,352,500        10,035     2,809,594

Increase in market value
 of securities                            --            --            --

Net income for the year                   --            --            --
                                   -----------   -----------   -----------
Balance, August 31, 1997           100,352,500   $    10,035   $ 2,809,594
                                   ===========   ===========   ===========



                See accompanying notes to financial statements.



                                       Mammatech Corporation
                                  Statement of Stockholders' Equity
                              Years Ended August 31, 1997, 1996 and 1995
                                              (Continued)

                                     Common                      Securities
                                     Stock         Treasury      Valuation    Accumulated
                                 Subscriptions       Stock        Reserve       Deficit         Total
                                 -------------   -----------    -----------   -----------    -----------

Balance at August 31, 1994        $    20,000    $  (148,051)   $      --     $(2,516,312)   $   155,266

Issuance of common stock
 subscribed                           (20,000)

Net income for the year                  --             --             --          44,548         44,548
                                  -----------    -----------    -----------   -----------    -----------
Balance, August 31, 1995                 --         (148,051)          --      (2,471,764)       199,814

Net income for the year                  --             --             --          67,715         67,715
                                  -----------    -----------    -----------   -----------    -----------
Balance, August 31, 1996                 --         (148,051)          --      (2,404,049        267,529

Increase in market value
 of securities                           --             --            6,252          --            6,252

Net income for the year                  --             --             --         143,578        143,578
                                  -----------    -----------    -----------   -----------    -----------
Balance, August 31, 1997          $      --      $  (148,051)   $     6,252   $(2,260,471)   $   417,359
                                  ===========    ===========    ===========   ===========    ===========







                            See accompanying notes to financial statements.


                                           Mammatech Corporation
                                         Statements of Cash Flows
                                 Years Ended August 31, 1997, 1996 and 1995

                                                                 1997                1996                1995
                                                              ---------           ---------           ---------

Net income (loss)                                             $ 143,578           $  67,715           $  44,548
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                  7,574              17,910               9,595
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (28,448)             37,086              (3,935)
    (Increase) decrease in inventory                            (67,116)            (61,762)               (935)
    (Increase) decrease in other assets                            --                  --                  --
    Increase (decrease) in accounts payable                      17,128              (3,595)             (9,905)
    Increase (decrease) in accrued expenses                       2,744               7,566              21,358
                                                              ---------           ---------           ---------
           Total adjustments                                    (68,118)             (2,795)             16,178
                                                              ---------           ---------           ---------
  Net cash provided by
   operating activities                                          75,460              64,920              60,726
                                                              ---------           ---------           ---------
Cash flows from investing activities:
   Investment in securities                                     (76,500)               --                  --
   Redemprion od certificate of deposit                            --                  --                50,000
   Acquisition of property and equipment                         (4,080)            (17,414)            (29,070)
   Acquisition of patents                                          --                (1,500)               --
                                                              ---------           ---------           ---------
Net cash (used in) investing activities                         (80,580)            (18,914)             20,930
                                                              ---------           ---------           ---------
Cash flows from financing activities:
   Repayment of officer loans                                    (2,000)               --                (3,200)
   Repayment of note                                             (3,443)             (3,057)               --
   Proceeds from notes payable - related party                     --                  --                  --
                                                              ---------           ---------           ---------
   Net cash (used in)
   financing activities                                          (5,443)             (3,057)             (3,200)
                                                              ---------           ---------           ---------
Increase (decrease) in cash
                                                                (10,563)             42,949              78,456
Cash and cash equivalents,
 beginning of period                                            179,651             136,702              58,246
                                                              ---------           ---------            --------
Cash and cash equivalents,
 end of period                                                $ 169,088           $ 179,651           $ 136,702
                                                              =========           =========           =========
Supplemental cash flow information:
   Cash paid for interest                                     $     896           $   1,104           $    --
   Cash paid for income taxes                                 $    --             $    --             $    --


                                See accompanying notes to financial statements.



                              Mammatech Corporation
                            Statements of Cash Flows
                   Years Ended August 31, 1997, 1996 and 1995

                                                  1997       1996        1995
                                               --------    --------    --------

Supplemental cash flow information:
   Cash paid for interest                      $    896    $  1,104    $   --
   Cash paid for income taxes                  $   --      $   --      $   --


Non-cash investing and financing activities:

Realized loss on marketable securities                                 $ (5,187)
Acquisition of equipment with note payable                 $ 15,605
Increase in investment valuation reserve       $  6,252







                 See accompanying notes to financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 1997


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

Fair value of financial instruments:
The Company's short-term financial instruments consist of cash and cash equivalents, marketable securities, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities and accounts receivable, trade. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

Stock-based Compensation
The Company  adopted  Statement  of Financial  Accounting  Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123 when circumstances requiring its application arise, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees.

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $2,252, $574 and $37 for the years ended December 31, 1997, 1996 and 1995, respectively.


Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month to month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $15,755, $14,780, and $12,730 for the years ended August 31, 1997, 1996, and 1995, respectively.

During prior years two officers of the Company made advances aggregating $11,830. During the years ended August 31, 1995 and 1997, $3,200 and $2,000 respectively, of these advances were repaid.

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


Note 3. Available for Sale Securities

During the year ended August 31, 1997, the Company invested $76,500 (cost basis using specific identification method) in government securities backed mutual funds. The market value of the funds amounted to $82,752 at August 31, 1997. The accumulated amount of net unrealized holding gains applicable to these securities, has been included as a separate component of stockholders' equity in the accompanying balance sheet This amount, $6,252, also represents the change in net unrealized holding gains for the year ended August 31, 1997.


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                               1997         1996
                                             --------     --------
      Furniture and equipment                $180,618     $176,538
      Leasehold improvements                   15,854       15,854
                                             --------     --------
                                              196,472      192,392
      Less: accumulated depreciation          147,390      140,115
                                             --------     --------
                                             $ 49,082     $ 52,277
                                             ========     ========

Depreciation charged to operations was $7,274, $12,680, and $3,529 during the years ended August 31, 1997, 1996, and 1995, respectively.


Note 5. Note Payable

At August 31, 1997 the Company had an unsecured note payable due to a vendor in the principal amount of $9,105 with interest at 8% per annum and payable in installments of $350 per month until paid. Maturity of this note is as follows:
1998: $3,578; 1999: $3,875; 2000: $1,652.

Note 6. Commitments and Contingencies

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

The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $297,947, $78,198, and $59,243 for the years ended August 31, 1997, 1996, and 1995, respectively. The related royalty expense was $8,581, $2,252, and $1,706 for the years ended August 31, 1997, 1996, and 1995, respectively.

The aggregate royalties payable to the inventors is as follows:

                                Sales                   Royalty
                     ---------------------------        -------
                     $        1  -   $ 5,000,000         2.86%
                     $5,000,001  -   $ 7,500,000         2.29%
                     $7,500,001  -   $10,000,000         1.71%
                     Over            $10,000,000         1.14%

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.


Note 7. Stockholders' Equity

During April, 1994, the Company issued 1,000,000 shares of treasury stock to certain employees and a vendor for services. The value attributed to the services was $1,000 and was based upon the bid price of the Company's common stock at the time it was issued ($.001 per share). The difference between the cost of the treasury stock ($24,000) and the charge to operations was charged to paid in capital.


Note 8. Concentration of Credit Risk/Major Customers

During the year ended August 31, 1997 the Company made sales to the American Medical Women's Association aggregating $70,957 (16% of total sales). This customer had a prepaid balance of $365 at August 31, 1997.

At August 31, 1997 the Company has $133,928 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $32,476, 17,580 and $28,340 during the years ended August 31, 1997, 1996 and
1995, respectively.


Note 9. Other Income

During 1996 the Company received a federal grant in the amount of $97,846 to develop and adapt the Company's products for use by women with vision and hearing impairments.


Note 10. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has not recorded the deferred tax asset related to the operating loss carryforward (approximately $740,000) because it cannot reasonably estimate its ability to utilize the loss carryforward. The deferred tax asset and the related reserve decreased by approximately $49,000 for the year ended August 31, 1997.

At August 31, 1997, the Company had net operating loss carryforwards aggregating approximately $2,187,000 which expire beginning as follows:

              1998:   $  39,000
              1999:   $ 738,000          2000:   $ 233,000
              2001:   $ 279,000          2002:   $ 280,000
              2003:   $ 228,000          2004:   $ 131,000
              2005:   $ 115,000          2006:   $  74,000
              2007:   $  54,000          2008:   $  16,000

The amounts shown for income taxes in the  statements of operations  differ from
the  amounts   computed  at  federal   statutory   rates.  The  following  is  a
reconciliation of those differences.

Year Ended August 31,
                                     1997     1996    1995
                                     ----     ----    ----
   Tax at federal statutory rates     34%      34%     34%
   Surtax exemption                  ( 7)     (16)    (19)
   Operating loss carryforward       (27)     (18)    (15)
                                     ----     ----    ----
                                      - %      - %     - %
                                     ====     ====    ====


Note 11. Subsequent Event

During September 1997, the Company received final approval for a research grant aggregating $592,000 to offset the costs associated with a program to promote breast self-examination for disabled women. The grant was issued to the Company by the US Department of Health and Human Services and has a two year term ending September 29, 1999.

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None



                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The following persons are the executive officers and directors of the Company.

Name                           Age          Position with the Company
----                           ---          -------------------------

Mark Kane Goldstein, Ph.D.      59          Chairman of the Board, Vice-
                                            President and Secretary

H. S. Pennypacker, Ph.D.        60          President and Director

Mary Bailey Sellers             49          Treasurer


     All directors serve until the next annual meeting of shareholders. There is currently one vacancy on the Board of Directors.

Mark Kane Goldstein
-------------------

     Mark Kane Goldstein, Ph.D., is Chairman of the Board, Vice President and Secretary of the Company. Dr. Goldstein provides advice concerning policy matters and general assistance on a part-time basis. Dr. Goldstein was formerly President and Chairman of ACTV, Gainesville, Florida, and is currently a director of that company. ACTV is a publicly held company with diversified interests in the television and communications businesses. From 1971 until July, 1982, Dr. Goldstein was employed by the U.S. Veterans Administration , Gainesville, Florida, as a research scientist. During this same period, Dr. Goldstein also was an Associate Professor/Research Scientist at the University of Florida, Gainesville, Florida, and Co- Director of its Center for Ambulatory Studies.

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

     Dr. Pennypacker is the author or co-author of four books and over fifty articles and book chapters dealing with various aspects of behavioral research and behavioral medicine. He is a past President of the International Association for Behavior Analysis, the Society for Advancement of Behavior Analysis, and the Florida Association for Behavior Analysis. On August 10, 1990, Dr. Pennypacker received an award from the California Division of the American Cancer Society in recognition of his "...pioneering contribution to breast self- examination education."

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

Item 11. Executive Compensation
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 1996, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                       Cash Compensation Table

          A                       B                   C
----------------------------------------------------------------
Name of individual          Capacities in          Cash
or number of persons        which served           Compensation
in a group
All executive officers      All capacities         $32,500
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $32,500 in compensation during the fiscal year ended August 31,1997.

     Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received nominal compensation associated with their activities on the research grant during the 1996 fiscal year. During 1995, the Company accrued $18,000 in salary for Dr. Pennypacker. Mary Sellers receives a salary of $32,500 per year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of Nov. 30, 1997, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                  Shares of           Percentage of
                                 Stock Owned        Outstanding Shares
----------------------------------------------------------------------

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




Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

                                     PART V
                                     ------

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) The following documents are filed as part of this Report on Form 10-K.

Financial Statements                          Pages 18 to 31


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1997.

(c)  Exhibit Index: None


3       Articles of Incorporation*

3.1     Articles of Amendment to Articles of
        Incorporation*

3.2     By-Laws*

3.3     Amendments to By-Laws*

4       Warrants*

10.1    Patent Assignment Agreements*

10.2    H. S. Pennypacker Assignment*

10.3    Mark Kane Goldstein Assignment*





                    ----------------------------------------


*Contained in the Company's registration statement of Form S-18 filed in October 27, 1982.

**Contained in Amendment No. 1 to the Company's registration statement on Form S-18 filed on November 13, 1982.

***Contained in Amendment No. 3 to the Company's registration statement on Form S-18 filed on November 9, 1982.

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


                              MAMMATECH CORPORATION
                              ---------------------

By: /s/  H. S. PENNYPACKER, JR.
   ---------------------------------------------------------------------
                        H. S. Pennypacker, Jr., President

Date:  November 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                        Position or Office                  Date
---------                        ------------------                  ----


/s/  Mark Kane Goldstein       Chairman of the Board          November 15, 1997
--------------------------
Mark Kane Goldstein



/s/  H. S. Pennypacker, Jr.    President and Director         November 15, 1997
---------------------------
H. S. Pennypacker, Jr.



/s/  Mary Bailey Sellers       Treasurer                      November 15, 1997
----------------------------
Mary Bailey Sellers