Form 10-Q
period 1997-11-30
MAMMATECH CORP
filed 1998-01-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Nov. 30, 1997
                  ------------------------------------

Commission File Number:      0-11050
                       -------------------------------

                              Mammatech Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                            59-2181303
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida            32601
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                                 (904) 375-0607
--------------------------------------------------------------------------------
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

                                          Number of shares outstanding on

                                                   Nov. 30, 1997
                                          --------------------------------------
                                          100,352,500 shares of which
                                          6,208,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

         FINANCIAL INFORMATION                                PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Nov. 30, 1997 and Nov. 30, 1996....................3

         Balance Sheets for Nov. 30, 1997 and
         August 31, 1997........................................4-5

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1997......................................6

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1997......................................7

         Notes to Financial Statements for the Quarter
         Ended Nov. 30, 1997......................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations...........9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

         SIGNATURES............................................. 11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                            November, 1997     November, 1996

Sales, net                                   $    175,012       $     97,883

Cost of sales                                $     47,925       $     28,859
                                             ------------       ------------


Gross Profit                                 $    127,087             69,024

Selling, general and
 administrative expense                      $     79,906       $     52,769
                                             ------------       ------------

Operating Income (Loss)                      $     47,181             16,259

Other income
(expense)
Reimbursement (SBIR Grant)                         26,307                  0
 Interest & Dividend Income                         3,830              1,955
                                             ------------       ------------
                                                   30,136              1,955

Net Income before taxes                      $     77,317             18,210
Provision for income taxes                              0                  0
Net Income                                         77,317             18,210




NET INCOME (LOSS)                                  77,317             18,210
                                             ============       ============

Net income (loss) per share                         .0008              .0002
                                             ============       ============

Weighted average shares                       100,352,500        100,352,500
                                             ============       ============



    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets

                                              Nov. 30, 1997    Aug. 31, 1997
                                               (Unaudited)       (Audited)
                                               -----------       ---------


ASSETS
------

  Cash and Cash Equivalents                      $254,584         $169,088
  Available for sale:
         securities                                82,752           82,752
  Accounts receivable:
    Trade                                          46,135           62,745
    Other                                           3,236            3,236

  Inventory                                       166,237          162,019
  Other current assets

  Total Current Assets                            552,944          479,840
  --------------------                           --------         --------

Property and equipment                             53,422           49,082

Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $64,675 and $64,376
    respectively                                    6,032            1,262
                                                 --------         --------

    Total other assets                              6,032            1,262
    ------------------                           --------         --------

TOTAL ASSETS                                     $612,398         $530,184
                                                 ========         ========






    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                                                 Balance Sheets
                              As of August 31, 1997
                                and Nov. 30, 1997
                                   (continued)

                                                   Nov.1997          Aug. 1997
                                                 ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Current portion of long term debt                       2,704             3,578
Accounts payable-trade                            $    44,239       $    38,722
Customer deposits                                           0                 0
Accrued payable-officer                                 6,630             6,630
Accrued expenses                                       58,623            58,368
                                                  -----------       -----------


TOTAL CURRENT LIABILITIES                             112,196           107,298
                                                  -----------       -----------


COMMITMENTS
  Long term debt                                        5,527             5,527

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,035       $    10,035

  Additional paid-in capital                        2,809,594         2,809,594
  Accumulated deficit                              (2,183,155)       (2,260,471)
                                                  -----------       -----------

                                                      636,474           559,158

  Valuation allowance: mkt. sec                         6,252             6,252
  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      494,675           417,359
                                                  -----------       -----------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $   612,398       $   530,184
                                                  ===========       ===========


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Three Months Ending
                                  Nov. 30, 1997



Net cash flow from operating activities                  $ 81,156
                                                         ========

Investing Activities:

Purchase of fixed assets                                    4,340
Financing activities:
    Issuance of treasury shares                               -0-

Net increase (decrease) in cash                            85,496

         Beginning cash                                   169,088
                                                         --------

Ending cash                                              $254,584
                                                         ========





    The accompanying notes are an integral part of the financial statements.

                             Mammatech Corporation
                             Statement of Cash Flow
                          For the Three Months Ending
                                 Nov. 30, 1996



Net cash flow from operating activities                   $ 16,045
                                                          ========

Investing Activities:

Purchase of fixed assets                                     3,000
Financing activities:
    Issuance of treasury shares                                  0

Net increase (decrease) in cash                             19,045

    Beginning cash                                         179,651
                                                          --------

Ending cash                                               $198,696
                                                          ========



    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 1997



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments
        (consisting of only normal recurring

        accruals) necessary to present fairly the financial position as of Nov. 30, 1997, and the results of operations and changes in financial position for the three months ended Nov. 30, 1997.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION



Results for the first quarter of Fiscal 1998 are the second best in the Company's history, exceeded only by those of the previous quarter. Net sales decreased 5.4% from the previous quarter and were 78% greater than the first quarter of 1997. The operating costs of $79,906 represents a increase of 27% relative to the previous quarter and 19% in comparison to the same period last year. The net income for the quarter was 7.9% below that of the previous quarter but 425% above that of the prior year quarter.

The Company continued to expand its customer base during the first quarter of 1998. The German distributor launched the product line late in the quarter amid considerable national publicity. Revenues from that effort have yet to materialize. In addition, a distribution agreement was reached with the Brazilian health care organization with which the Company had been in negotiations for several months. A principal of that concern came to the Company's training center for intensive training in the entire MammaCare(R) technology. No revenues have yet resulted from that activity although an impressive web site has been established and the Company is hopeful that future sales in Brazil will be substantial. A major portion of the first quarter revenue was the result of two contractors purchasing substantial amounts of MammaCare(R) products fur use in conducting training in military installations in Europe.

The most significant development of the quarter was the launch of the Phase II SBIR project designed to validate the Company's adaptive versions of MammaCare(R) for use by visually or hearing impaired women. The project will involve placing several hundred individual learning systems in the homes of volunteers from these populations, then surveying them to determine the acceptability of the products. Although in future quarters this project will result in a small number of internal sales of prototype systems, there can be no assurance that long term enhancement of revenues will result from this research.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. It continues to seek a relationship with a larger health care organization.

PART II - OTHER INFORMATION
---------------------------




Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 1997.

                                      10-Q

                    For the three months ended Nov. 30, 1997

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION
---------------------

DATE: ______________________       BY: _______________________________
                                       Henry S. Pennypacker, President
                                       and Director



BY: _______________________________
    Mary Sellers, Treasurer and
    Chief Financial Officer