Form 10-Q
period 1998-02-25
MAMMATECH CORP
filed 1998-04-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Feb. 28, 1998
                  --------------------------------------------------------------
Commission File Number:      0-11050
                       ---------------------------------------------------------

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


                                 (352) 375-0607
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.      Yes  X    No
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         Number of shares outstanding on

                                  Feb. 28, 1998
                                  -------------

                           100,352,500 shares of which
                          7,408,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value


The total number of pages of this report is 11.

                              Mammatech Corporation




                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                     PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Feb. 28, 1998 and Feb. 28, 1997....................3

         Balance Sheets for Feb. 28, 1998 and
         August 31, 1997........................................4-5

         Statement of Cash Flow for the Six Months
         Ended Feb. 28, 1998......................................6

         Statement of Cash Flow for the Quarter
         Ended Feb. 28, 1997......................................7

         Notes to Financial Statements for the Quarter
         Ended Feb. 28, 1998......................................8


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


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

         SIGNATURES............................................. 11



                                                 Mammatech Corporation
                                               Statements of Operations
                                                      (Unaudited)

                                              Six Months Ended                          Three Months Ended


                                      February              February              February               February
                                        1998                  1997                  1998                   1997
                                   -------------         -------------         -------------          -------------

Sales, net                         $     222,479         $     175,512         $      47,467          $      77,629

Cost of sales                             64,134                50,796                16,208                 21,937

Gross Profit                             158,345               124,716                31,258                 55,692

Selling, General and
Administrative Expenses                  154,440                92,713                74,534                 39,944

Operating gain (loss)                      3,905                32,003               (43,276)                15,748

Other Income (SBIR)                       65,391                                      39,084
Interest and dividends                     8,487                 4,564                 4,645                  2,601
                                   -------------                               -------------
                                          74,178                                      43,759

Net income before taxes                   77,783                43,880                   453                 22,019


Provision for income tax                     -0-                 7,313                   -0-                  3,670


Net Income (loss)                         77,783                36,567                   453                 18,349

Net Income (loss) per
share                                      .0007                 .0004            .4514*10-5                  .0002

Weighted average shares              100,352,500           100,352,500           100,352,500            100,352,500
                                   =============         =============         =============          =============



The accompanying notes are an integral part of the financial statements.







                              Mammatech Corporation

                                 Balance Sheets


                                               Feb. 28, 1998    Aug. 31, 1997
                                                (Unaudited)       (Audited)
                                                -----------       ---------
ASSETS
------

  Cash and Cash Equivalents                       $258,370         $169,088
   Marketable securities                            82,752           82,752

  Accounts receivable:
    Trade                                           23,264           62,745
    Other                                            3,244            3,236
  Inventory                                        185,033          162,019
  Other current assets                                --               --

  Total Current Assets                             552,663          479,840

Property and equipment                              52,362           49,082

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                    10,233            1,262


Total other assets                                  10,233            1,262
                                                  --------         --------

TOTAL ASSETS                                      $615,258         $530,184
                                                  ========         ========



The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 1997
                                and Feb. 28, 1998
                                   (continued)

                                                   Feb. 1998         Aug. 1997
                                                  -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable-trade                            $    46,000       $    38,722
Accrued payable-officer                                 6,630             6,630
Short Term debt                                         1,813             3,578
Accrued expenses                                       60,145            58,368
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             114,588           107,298
                                                  -----------       -----------


COMMITMENTS
Long Term Debt                                          5,527             5,527
Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,035       $    10,035

  Additional paid-in capital                        2,809,594         2,809,594
  Accumulated deficit                              (2,182,687)       (2,260,471)
                                                  -----------       -----------
                                                      636,942           559,158
  Valuation allowance for
  marketable securities                                 6,252             6,252

  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      495,143           417,359
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $   615,258       $   530,184
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 1998



Net cash flow from operating activities                                 $ 86,216
                                                                        ========

Investing Activities:
    Purchase of furniture and fixtures                                     3,280


Financing activities:
    Issuance of treasury shares                                              -0-
Sale of marketable securities                                                -0-

Net increase (decrease) in cash                                           89,496


Beginning cash                                                           169,088
                                                                        --------

Ending cash                                                              258,370
                                                                        ========



The accompanying notes are an integral part of the financial statements.

                             Mammatech Corporation
                             Statement of Cash Flow
                           Form the Six Months Ending
                                 Feb. 28, 1997



Net cash flow from operating activities                               $   3,341
                                                                      =========

Investing Activities:
    Purchase of furniture and fixtures                                   (2,450)


Financing activities:
    Issuance of treasury shares                                             -0-
Sale of marketable securities                                               -0-

Net increase (decrease) in cash                                            (891)


Beginning cash                                                          179,651
                                                                      ---------

Ending cash                                                             178,760
                                                                      =========


The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 28, 1998



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 1998, and the results of operations and changes in financial position for the three months ended Feb. 28, 1998.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


During the second quarter of fiscal 1998 the Company's sales revenues decreased by 73% over the previous quarter and by 39% compared to the same period one year ago. Gross profit decreased 44% from the second quarter of 1997, and decreased by 75% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter decreased by 7%, but increased by 89% over the second quarter of 1997. This increase was due primarily to the existence of the Phase II SBIR grant(see below) which was not present during 1997. Net income for the quarter was negligible due to the unusually low sales figures for the quarter. The Company believes that this decline in sales was in part the result of severe weather in portions of the country (New England and the West Coast) normally associated with substantial sales on a regular basis.

A different picture emerges with respect to the six-month figures. Sales revenues increased 26.8% and are reflected in the operating gain increase of 26.9% compared to the first six months of 1997. These figures are due primarily to the excellent results of the first quarter. The net result for the first half of the year therefore shows an increase of 113% compared to the first six months of fiscal 1997.

During the second quarter, the Company completed development of the special breast models and videotapes required for use by blind or visually impaired women. This work was supported by the SBIR grant and will result in modest sales during the current quarter as well as in subsequent quarters. There can be no assurance, however, that thereafter sales of the MammaCare System adapted for this population will result in significant revenues to the Company.

The Company also continued its efforts to broaden the availability of MammaCare throughout the medical community. Toward this end, seven additional MammaCare Specialists were trained and certified. These individuals represent such diverse groups as The Fox Chase Cancer Center, the Breast and Cervical Cancer Program of various states supported by the Center for Disease Control (CDC), and the Zeneca Corporation.

Finally, the Company was pleased with the 2-page article on MammaCare that appeared in the premier issue of Be Well, a special magazine devoted to women's health issues and published by Family Circle. Readers are invited to take advantage of a discount offer in purchasing the Company's Personal Learning System. To date, there has been a small but steady flow of such orders.

The Company continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K

   (a.)   Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Feb. 28, 1998.

                                      10-Q

                    For the three months ended Feb. 28, 1998

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