Form 10-Q
period 1998-05-31
MAMMATECH CORP
filed 1998-07-09
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: May 31, 1998
Commission File Number: 0-11050

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

                                                 Number of shares outstanding on

                                                           May 31, 1998
                                                 -------------------------------
                                                 100,352,500 shares of which
                                                 7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 1998 and May 31, 1997....................3

         Balance Sheets for May 31, 1998
         August 31, 1997......................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 1998.....................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 1997.....................................7

         Notes to Financial Statements for the Quarter
         Ended May 31, 1998.....................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.........9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.............10

         SIGNATURES........................................... 11


                                  Mammatech Corporation
                                Statements of Operations
                                       (Unaudited)

                                Nine Months Ended                 Three Months Ended
                                May            May                 May           May
                                1998           1997                1998          1997
                                ----           ----                ----          ----

Sales, net                  $    365,314        253,743       $    142,835         78,231

Cost of sales                    103,020         79,326             38,886         28,530
                            ------------   ------------       ------------   ------------

Gross Profit                     262,294        174,417            103,949         49,701
Selling,general
and adminstra-
tive expense                $    226,016        132,063            133,303         39,350
                            ------------   ------------       ------------   ------------


Operating Income                  36,278         42,354             29,354         10,351
                            ------------   ------------       ------------   ------------
    (Loss)

Other income
(expense)
 Interest &
 Dividend Income                  13,063          7,307              4,564          2,743

 SBIR Grant                      103,088                            37,697
    reimb

Utilization of oper
loss carryforward                    -0-          9,932                -0-          2,618
                                           ------------                      ------------


Net income before
   taxes                         152,429         59,593             12,907
Provision for income
   tax                               -0-          9,932                -0-          2,618


NET INCOME (LOSS)                152,429         59,593             12,907         13,094
                            ------------   ------------       ------------   ------------

Net income (loss)
per share                          .0015          .0005              .0001          .0001
                            ============   ============       ============   ============

Weighted
average shares               100,352,500    100,352,500        100,352,500    100,352,500
                            ============   ============       ============   ============


        The accompanying notes are an integral part of the financial statements.

                                           -3-

                              Mammatech Corporation

                                 Balance Sheets


                                                May 31, 1998      Aug. 31, 1997
                                                 (Unaudited)        (Audited)
                                                 -----------        ---------


ASSETS
------

  Cash and Cash Equivalents                        $274,139          169,088
    Marketable Securities                            82,752           82,752

  Accounts receivable:
    Trade                                            69,070           62,745
    Other                                             3,190            3,236


  Inventory                                         197,205          162,019
 Other current assets                                  --               --

  Total Current Assets                              626,364          479,840

Property and equipment                               54,609           49,082

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                     10,233            1,262
                                                   --------         --------

             Total other assets                      10,233            1,262
                                                   --------         --------

TOTAL ASSETS                                       $691,198         $530,184



    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 1997
                                and May 31, 1998
                                   (continued)

                                                   May 1998          Aug 1997
                                                   --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable-trade                            $    48,923       $    38,722
Accrued payable-officer                                 6,630             6,630
Short term debt                                           910             3,578
Accrued expenses                                       59,567            58,368
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             116,030           107,298


COMMITMENTS
 Long term dept                                         5,527             5,527

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                                 $    10,035       $    10,035

  Additional paid-in capital                        2,809,594         2,809,594
  Accumulated deficit                              (2,108,189)       (2,260,471)
                                                  -----------       -----------
                                                  -----------       -----------
                                                      711,440           559,158

  Valuation allowance for
    marketable securities                               6,252             6,252

  Treasury stock at cost,
  7,408,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      569,641           417,359



TOTAL LIABILITIES AND                             $   691,198       $   530,184
STOCKHOLDERS' EQUITY


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1998



Net cash flow from operating activities                                   99,524
                                                                        ========

Investing Activities:
         Sale of certificate of deposit                                      -0-
         Purchase of furniture and fixtures                                5,527


Financing activities:



Net increase (decrease) in cash                                          105,051


Beginning cash                                                           169,088
                                                                        --------

Ending cash                                                             $274,139
                                                                        ========

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1997


Net cash flow from operating activities                                 11,688
                                                                      ========

Investing Activities:
         Sale of certificate of deposit                                    -0-
         Purchase of furniture and fixtures                              7,086


Financing activities:



Net increase (decrease) in cash                                         (4,602)


Beginning cash                                                         179,651
                                                                      --------

Ending cash                                                           $175,049
                                                                      ========

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 1998



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1998, and the results of operations and changes in financial position for the three months ended May 31, 1998.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The third quarter of Fiscal 1998 was a substantial improvement over the previous quarter and over the third quarter from a one year ago. Sales were up 201% over the previous quarter and were 82.4% greater than sales during the third quarter of 1997. Operating income of $29,354 reflects an increase of 183% from the previous year and compares favorably with the $42,276 loss experienced during the previous quarter.The net income for the current quarter was 2750% above the $453 reported for the previous quarter.

The nine month figures show a 44% increase in sales for the current year but a 14% decline in operating income. Comparisons among other nine-month figures from a year ago are affected by the fact that the Company is now administering a Phase II SBIR grant that added to both its operating expense and net income for the period. Thus, for example, the nine-month figure for net income for this year is 156% greater than the corresponding figure for last year.Similarly,operating expense increased by 68% compared with a year ago whereas cost of sales increased by only 29.9% .

During the quarter,the Company extended its relationship with its German distributor by training 3 health care professionals (two physicians and one nurse) as MammaCare Specialists. This will provide the basis for extensive outreach to the medical community in Germany which will, the Company hopes, help solidify acceptance of the MammaCare technology among the women of that country.The Company also trained six additional specialists, including a physician from a major medical school who will be introducing the MammaCare method of clinical breast examination to resident training in that institution.

The Company also made a substantial sale of breast models and other training materials to the American Medical Women's Association for their use in training U.S. military personnel and their dependents. Many of these are follow-up orders from similar sales made last year. The Company made a major sale of specially constructed breast models to the California Department of Health. That organization is actively disseminating a program of clinical breast examination training using the Company's products and procedures.There can be no assurance, however, that any of these customers will continue to procure materials at the present rate or that substantial revenues will accrue to the Company as a result of their involvement.

Finally, the Company introduced two new products during the quarter. It has added dark-skinned models to the Home Practice Series in response to numerous requests, particularly from American Cancer Society units. It also added a new evaluation lamp which projects the MammaCare grid on the torso of the patient being trained or examined. This grid provides a basis for precise measurement of the examination performance, a hallmark of the MammaCare procedure since its days in the laboratory.


The Company remains essentially debt-free and has no immediate liquidity problems. It continues to pursue a corporate affiliation designed to help it realize the full commercial potential of its products.

                           PART II - OTHER INFORMATION
                           ---------------------------




Item 6.   Exhibits and Reports on Form 8-K

   (a.)   Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending May 31, 1998.

                                      10-Q

                     For the three months ended May 31, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

DATE:  July 6, 1998                    BY: /s/ Henry S. Pennypacker
     ------------------------------       --------------------------------------
                                          Henry S. Pennypacker, President
                                          and Director

BY: /s/ Mary Sellers
   --------------------------------
   Mary Sellers, Treasurer and
   Chief Financial Officer