Form 10-K
period 1998-08-31
MAMMATECH CORP
filed 1998-11-30
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-11-50
      August 31, 1998

                              MAMMATECH CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                            59-2181303
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


         930 N.W. 8th Avenue, Gainesville, Florida 32601 (352) 375-0607
         --------------------------------------------------------------
               (Address including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                             Exchange on Which Registered
-------------------                             -----------------------------
      None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
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


Total Number of Pages: 37                           Exhibit Index is on Page: 36

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
INTRODUCTION
------------

     The Company owns all rights to, subject to certain minor royalties, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using lifelike models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness", that characterizes most breast tissue.

     Although the examiner can never determine by feel alone whether a lump is benign or malignant, detection of tumors in the size range simulated by the models is important to early diagnosis of malignancies. Thus, the Company believes that by training women to palpate the breast model (and their own breasts) properly, the MammaCare System will lead to early detection of breast cancer and thus reduce morbidity and mortality due to this disease.

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

THE PURPOSE OF MANUAL BREAST EXAMINATION
----------------------------------------

     Manual palpation has been and remains the most widely used method for detection of breast cancer in all stages of development. The breast is an ideal organ for physical examination because of the external location, coupled with the softness of the tissue and its hard backing. The earlier breast cancer is detected, diagnosed and treated, the greater the chances are for arrest of the condition. Published studies of breast pathology have shown that 94% of all cancerous tumors of the breast are potentially discoverable by manual examination conducted by a properly trained person. Even though women themselves remain the primary discoverers of breast cancer, several reports show that B.S.E. is not widely practiced. Consequently, most breast cancers are initially detected at a relatively advanced stage with metastasis having already occurred. The average size tumor that women present to their physicians is about 3.5 cm. (over one inch) in diameter. Treatment often requires a radical mastectomy (an extensive surgical procedure which includes removal of the breast, underlying muscle and axillary lymph nodes) followed by a course of radiation treatment and/or chemotherapy. On the other hand, if the disease is initially detected while the primary tumor is small (less 1.0 cm) and no lymph nodes are involved, treatment often involves only removal of the tumor and a margin of surrounding healthy tissue. Thereafter, a course of radiation treatment is often prescribed as a precautionary measure.

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

MARKETING OF THE COMPANY'S SYSTEM AND MODELS
--------------------------------------------

     MammaCare Systems are each sold as a complete learning program.The Company permits models to be sold separately to customers who have appropriate training, either through the actual training sessions required in connection with the MammaCare System, through the video training contained in either of the Learning Systems, or through training provided by the Arkansas, California, Florida, and Maine Divisions of the American Cancer Society in accordance with the Company's standards.

     During the last several fiscal years, the Company has intensified its efforts to offer MammaCare overseas.(See Management Discussion below). The Company has developed an extensive customer base in Canada and anticipates increased activity in that country as the trade barriers continue to be dismantled as a result of NAFTA. The Company has trained a number of MammaCare Specialists who live and work in Canada and maintains close professional ties to these individuals.

MARKETING HISTORY
-----------------

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

     Early in 1989, the Company introduced a companion product called the MammaCare Personal Learning System. It contains a single breast model, a 45-min. video tape which teaches the same skills as the videotape in the Professional System but with reference to the single model, and assorted printed matter. This System is being marketed directly to women and was described in the August 1989 issue of Redbook and the July-August 1991 issue of the East West Journal. The Company is presently evaluating consumer response to this product and expects to develop additional marketing strategies for it in the coming year. The MammaCare Personal Learning System is sold for $69.50, making it affordable and convenient for working women and others who are unable to schedule and keep appointments with health care providers.It is also discounted to readers of Family Circle and other publications in the lay press that feature MammaCare periodically in the editorial content of their health sections.

     In 1993, the Company introduced a third version of MammaCare known as the MammaCare Clinical Learning System. This system is used to train physicians and other health care providers to conduct clinical breast examinations using the MammaCare Method. It is being adopted by medical schools, teaching hospitals, and a small number of HMO's who are attempting to control costs by taking advantage of the benefits of competent manual examination of the breast as a means of early cancer detection. It is being used extensively by the Breast and Cervical Cancer Screening Programs in the various states and will be the focus of an expanded training effort by the Company in the near future.

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

     The Company has intermittent negotiations ongoing with several other large corporations to make MammaCare available in their health care facilities. The Company believes that the addition of the MammaCare Personal Learning System may offer a more attractive mechanism for providing MammaCare in the workplace. There can be no assurance, however, that either these negotiations, trial programs, or related marketing efforts will result in significant revenue for the Company.

     Prior to 1988,the Company retained a Southern California nurse practitioner as a marketing consultant for MammaCare.She appeared on the first ABC-TV "Home Show" in February, 1988 where she described the MammaCare Learning System to a nationwide audience. This individual was employed by a large health care concern in Beverly Hills, California until 1996 and is a nationally recognized expert on BSE. That organization now uses MammaCare in all of its breast centers under a special agreement negotiated during 1992.

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

     Similar arrangements have been concluded with the Alaska, Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. These organizations are a major component of the Company's customer base and are a stable source of revenue.

RESEARCH
--------

     The University of North Carolina at Chapel Hill was the first major medical institution to conduct research using MammaCare. The results of that research have been widely disseminated and are available from the Company by request.

     Other institutions and organizations who have conducted or are conducting research involving MammaCare include Johns Hopkins University, the Fred Hutchinson Cancer Center, the University of California at San Diego, the University of Oregon, the University of Arkansas, the University of Vermont, the State University of New York at Stony Brook, the Harvard Community Health Plan, the University of Cincinnati, the University of Indiana, the Fox Chase Cancer Center, Northwestern University, the University of West Virginia, U.S. Healthcare, and the Mayo Clinic.

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

PATENTS
-------

     The  Company  is  the  assignee  of  the   following   patents  and  patent
applications directed to the Model and/or the System as indicated:

            Patent No.    Issue date
            or Appli-      or Filing     Expiration   Subject
Country     cation No.    Date           Date         Matter
-------     ----------    ----------     ----------   --------



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

TRADEMARKS
----------

     The following  chart depicts the  trademarks  and  copyrights  owned by the
Company:

                                    Regis-
                                    tration
Type of Mark     Mark               Number          Status
------------     ----               ------          ------

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

U.S. Trademark   MammaTest          1,303,689       Issued
                 & Design                           11/6/84

U.S. Trademark   M & Design         1,310,918       Issued
                                                    12/25/84

U.S. Trademark   Hand Design        1,357,256       Issued
                                                    8/27/85
U.S. Trademark   MammaCare          1,445,641       Issued
                                                    6/30/87

---------------------------------------------------

COPYRIGHTS
----------
                                   Regis-
                                   tration
Type                Name           Number        Effective for:
----                ----           ------        --------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED
         SHAREHOLDER MATTERS
-----------------------------------------------------------------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 1998, the bid value of the stock ranged from $0.001 to $0.04.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.


     Quarterly Period          High Bid (1)            Low Bid (1)
     ----------------          ------------            -----------

     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1997            $   0.01               $   0.001
     August 31, 1998            $   0.24               $   0.001

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 1998, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Summary of Consolidated Statements of Operations


YEAR ENDED            Aug.31,         Aug.31,          Aug.31,          Aug.31,          Aug.31,
                      1998            1997             1996             1995             1994
--------------------------------------------------------------------------------------------------

Revenues from         541,911         438,755          331,688          301,524          269,208
Operations
Net Income            150,545         143,578           67,715           44,548           44,802
(Loss)
Income (Loss)               0               0                0                0                0
per Common
Share


Summary of Consolidated Balance Sheet
-------------------------------------

YEAR ENDED            Aug.31,         Aug.31,           Aug.31,           Aug.31,           Aug.31,
                       1998             1997              1996             1995              1994
---------------------------------------------------------------------------------------------------
Total Assets          769,143         530,184           365,925           281,691           228,889
Total                 225,927         112,825            98,396            81,877            73,623
Liabilities
Shareholder's         543,216         417,359           267,529           199,814           155,266
Equity


During these periods, no cash dividends were declared or paid.
--------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
----------------------------------------------------------------------

     Results of Operations.
     ----------------------

                               [GRAPHIC OMITTED]

              Figure 1. Sales Revenues for Mammatech Corporation:
                                    1987-1998

     The sales data for 1998 set another record for the Company and extends the trend established over the past several years. Figure 1 shows this progress since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

     The 1998 sales total of $541,911 represents an increase of 23.5% over the previous year and a 63.3% increase over 1996. Export sales accounted for 4.6% of the total, down from 7.4% in 1996..

     The Company's operating expense increased by 145% in comparison to 1997 and increased by 58% over the 1996 figure.This resulted in an operating loss of $32,145. The elevated 1998 figure was due to the hiring of increased personnel assigned to an SBIR Phase II grant awarded to the Company during the year. This expense was reimbursed in the amount of #165,136 leaving net income for the year of $150,545, up 4.8% from 1997.

     During the year,  the  Company  again  increased  its  customer  base while continuing to serve its established customers. As was the case last year,additional State Health Departments purchased product and training from the Company in connection with Breast and Cervical Cancer Program (BCCP) grants from the Center for Disease Control (CDC).This continues to be a significant source of revenue for the Company, although there can be no assurance that this will continue.

     During the year, the Company also continued to provide specialized training and products to medical personnel from military facilities along the East coast. There is a continuing commitment on the part of all three US. Military Service branches to upgrade their breast cancer screening practices for the benefit of both female military personnel and dependents. In addition, MammaCare is now in use in military installations in Europe and the Company anticipates continuing sales to this market. Of course, there can be no assurance that such sales will continue.

     The Company earlier negotiated a sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System video tape and printed materials. The distributor has also launched an extensive promotional campaign in both the electronic and print media. During the year, the Company trained at its expense three medical professionals (two nurses and one physician) from Germany (www.mammacare.com/whatsnew). The distributor is now actively marketing and modest sales have begun to occur.

     The Company has also negotiated a sales and distribution agreement with a medical company in Brazil and has provided extensive training to a senior member of management. That organization has established an excellent presence on the internet (www.pontofinal.com/mammacare), but sales have not yet commenced due to the economic crisis in that country.

     Finally, the Company conducted a substantial research program during the year under a Phase II grant in the amount of $592,000 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. During the year, Adaptive MammaCare(R) systems have been sent to over 200 visually impaired women and preliminary data indicate that they are able to use these products in their homes with proficiency similar to that of sighted women. Work is now beginning on validation of a companion product for the hearing impaired and will near completion in the coming year.

     Liquidity
     ---------

     At the close of the 1997 fiscal year, the Company's current assets totaled $769,143 compared to $530,184 at the close of 1997. Results for the first quarter of 1998, although not completely determined at the time of this writing, portend no immediate decrease in this figure.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,736 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

     Capital Resources.
     ------------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.


ITEM 8.  FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
-----------------------------

                                           Mammatech Corporation
                                              Balance Sheets
                                         August 31, 1998 and 1997

                                                 ASSETS
                                                 ------
                                                                     1998                   1997
                                                                     ----                   ----
Current assets:
  Cash                                                              $342,740               $169,088
  Available for sale securities                                       94,377                 82,752
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $6,350 and $9,350                            74,983                 62,745
  Accounts receivable - other                                          3,190                  3,236
  Inventory                                                          201,574                162,019
                                                                    --------               --------
      Total current assets                                           716,864                479,840

Property and equipment, at cost, net of
  accumulated depreciation of $170,288 and $147,390                   43,622                 49,082

Patents, trademarks and other intangibles, net of
  accumulated amortization of $66,955 and $64,675                      8,657                  1,262
                                                                    --------               --------
                                                                    $769,143               $530,184
                                                                    ========               ========

                                    Mammatech Corporation
                                  Balance Sheets (Continued)
                                   August 31, 1998 and 1997



                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                    1998                       1997
                                                                    ----                       ----
Current liabilities:
  Current portion of long-term debt                                4,796                      3,578
  Accounts payable - trade                                        48,595                     38,722
  Accounts payable - officers                                      6,630                      6,630



  Accrued expenses                                               163,966                     58,368
                                                             -----------                -----------
      Total current liabilities                                  223,987                    107,298

Long-term debt                                                     1,940                      5,527

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized,
  100,352,500 shares issued and outstanding                       10,035                     10,035
 Additional paid-in capital                                    2,809,594                  2,809,594
 Accumulated deficit                                          (2,109,926)                (2,260,471)
                                                             -----------                -----------
                                                                 709,703                    559,158
 Valuation allowance for marketable securities                   (18,436)                     6,252
 Treasury stock, at cost, 6,208,500 shares                      (148,051)                  (148,051)
                                                             -----------                -----------
                                                                 543,216                    417,359
                                                             -----------                -----------
                                                             $   769,143                $   530,184
                                                             ===========                ===========



                          See accompanying notes to financial statements.





                                              Mammatech Corporation
                                             Statements of Operations
                                    Years Ended August 31, 1998, 1997 and 1996

                                                              1998                   1997                   1996
                                                              ----                   ----                   ----

Sales, net                                               $     541,911          $     438,755          $     331,688
Cost of sales                                                  159,604                135,316                103,819
                                                         -------------          -------------          -------------
Gross profit                                                   382,307                303,439                227,869

Selling, general and administrative expenses                   414,452                169,458                262,686
                                                         -------------          -------------          -------------
Income (loss) from operations                                  (32,145)               133,981                (34,817)
Other income and (expense):
  Interest expense                                                (829)                  (896)                     0
  Other income                                                 165,136                      0                 97,846
  Interest and dividend income                                  18,383                 10,493                  4,686
                                                         -------------          -------------          -------------
                                                               182,690                  9,597                102,532

Income (loss) before income taxes                              150,545                143,578                 67,715
Provision for income taxes                                           0                      0                      0
                                                         -------------          -------------          -------------

Net income (loss)                                        $     150,545          $     143,578          $      67,715
                                                         =============          =============          =============

Basic earnings (loss) per share:
 Net income (loss)                                       $        0.00          $        0.00          $        0.00
                                                         =============          =============          =============

 Weighted average shares outstanding                       100,352,500            100,352,500            100,352,500
                                                         =============          =============          =============


                                 See accompanying notes to financial statements.




                                                       Mammatech Corporation
                                                 Statement of Stockholders' Equity
                                             Years Ended August 31, 1998, 1997 and 1996

                                                               Additional                  Securities
                                    Common                      Paid-in       Treasury     Valuation     Accumulated
                                    Shares        Amount        Capital        Stock        Reserve        Deficit         Total
                                    ------        ------        -------        -----        -------        -------         -----

Balance at August 31, 1995       100,352,500    $   10,035    $  2,809,594   $  148,051    $       0    $ (2,471,764)   $  199,814
Net income for the year                    0             0               0            0            0          67,715        67,715
                                ------------    ----------    ------------   ----------    ---------    ------------    ----------
Balance, August 31, 1996         100,352,500        10,035       2,809,594     (148,051)           0      (2,404,049)      267,529
Increase in market value
of securities                          6,252         6,252
Net income for the year                    0             0               0            0            0         143,578       143,578
                                ------------    ----------    ------------   ----------    ---------    ------------    ----------

Balance, August 31, 1997         100,352,500        10,035       2,809,594     (148,051)       6,252      (2,260,471)      417,359

(Decrease) in market value of
securities                           (24,688)      (24,688)
Net income for the year                    0             0               0            0            0         150,545       150,545
                                ------------    ----------    ------------   ----------    ---------    ------------    ----------
Balance, August 31, 1998         100,352,500    $   10,035    $  2,809,594   $ (148,051)   $ (18,436)   $ (2,109,926)   $  543,216
                                ============    ==========    ============   ==========    =========    ============    ==========






                                        See accompanying notes to financial statements.


                                                   Mammatech Corporation
                                                  Statements of Cash Flows
                                         Years Ended August 31, 1998, 1997 and 1996

                                                                  1998                1997                1996
                                                                  ----                ----                ----
Net income (loss)                                               $ 150,545           $ 143,578           $  67,715
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                   25,177               7,574              17,910
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                    (12,192)            (28,448)             37,086
    (Increase) decrease in inventory                              (39,555)            (67,116)            (61,762)
    (Increase) decrease in other assets                            (9,675)                  0                   0
    Increase (decrease) in accounts payable                         9,873              17,128              (3,595)
    Increase (decrease) in accrued expenses                       105,598               2,744               7,566
                                                                ---------           ---------           ---------
       Total adjustments                                           79,226             (68,118)             (2,795)
                                                                ---------           ---------           ---------
  Net cash provided by
   operating activities                                           229,771              75,460              64,920
                                                                ---------           ---------           ---------

Cash flows from investing activities:
   Investment in securities                                       (36,313)            (76,500)                  0
   Acquisition of property and equipment                          (17,437)             (4,080)            (17,414)
   Acquisition of patents                                               0                   0              (1,500)
                                                                ---------           ---------           ---------
Net cash (used in) investing activities                           (53,750)            (80,580)            (18,914)
                                                                ---------           ---------           ---------

Cash flows from financing activities:
   Repayment of officer loans                                           0              (2,000)
   Repayment of note                                               (2,369)             (3,443)             (3,057)
                                                                ---------           ---------           ---------
  Net cash (used in)
   financing activities                                            (2,369)             (5,443)             (3,057)
                                                                ---------           ---------           ---------

   Depreciation and amortization                                   25,177               7,574              17,910
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                    (12,192)            (28,448)             37,086
    (Increase) decrease in inventory                              (39,555)            (67,116)            (61,762)
    (Increase) decrease in other assets                            (9,675)                  0                   0
Increase (decrease) in cash                                       173,652             (10,563)             42,949
Cash and cash equivalents,
 beginning of period                                              169,088             179,651             136,702
                                                                ---------           ---------           ---------
Cash and cash equivalents,
 end of period                                                  $ 342,740           $ 169,088           $ 179,651
                                                                =========           =========           =========

                               See accompanying notes to financial statements.

                                                   Mammatech Corporation
                                                  Statements of Cash Flows
                                         Years Ended August 31, 1998, 1997 and 1996


                                                             1998               1997               1996
                                                             ----               ----               ----

Supplemental cash flow information:
   Cash paid for interest                                  $    829            $    896           $  1,104
   Cash paid for income taxes                              $   0.00            $   0.00           $   0.00


Non-cash investing and financing activities:

Increase (decrease) in investment valuation reserve        $(24,688)           $  6,252           $ 15,605







                                      See accompanying notes to financial statements.



                   REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 1998 and 1997, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Englewood, Colorado
September 23, 1998

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 1998


Note 1. Summary of Significant Accounting Policies

     A. Organization and Operations: Mammatech Corporation was incorporated in the State of Florida on November 23, 1981, and holds patents on a breast tumor detection training system. The system, which consists of a breast model and a method of breast self-examination, is marketed by the Company to individuals and healthcare professionals.

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

Earnings per share:
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share.

The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

The basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Basic income per share is unchanged on a diluted basis.

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


Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $335, $2,252 and $574 for the years ended August 31, 1998, 1997 and 1996, respectively.

New Accounting Pronouncements
SFAS No. 130, 'Reporting Comprehensive Income', establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements.

The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.


Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month to month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $12,791, $15,755, and $14,780 for the years ended August 31, 1998, 1997, and 1996, respectively.

During prior years two officers of the Company made advances aggregating $11,830. During the year ended August 31, 1997, $2,000 of these advances were repaid. The balance of the advances was $6,630 at August 31, 1998.

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

During the year ended August 31, 1998 the Company invested an additional $36,313 in a high income mutual fund. The aggregate market value of the funds amounted to $94,377 at August 31, 1998.

The accumulated amount of net unrealized holding (losses) applicable to these securities, has been included as a separate component of stockholders' equity in the accompanying balance sheet This amount was ($18,436) at August 31, 1998 and the change in net unrealized holding (losses) for the year ended August 31, 1998 amounted to ($24,688).

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                               1998      1997
                                             --------  --------
      Furniture and equipment                $197,775  $180,618
      Leasehold improvements                   16,135    15,854
                                             --------  --------
                                              213,910   196,472
      Less: accumulated depreciation          170,288   147,390
                                             --------  --------
                                             $ 43,622  $ 49,082
                                             ========  ========

Depreciation charged to operations was $22,897, $7,274, and $12,680 during the years ended August 31, 1998, 1997, and 1996, respectively.


Note 5. Note Payable

At August 31, 1997 the Company had an unsecured note payable due to a vendor in the principal amount of $9,105 with interest at 8% per annum and payable in installments of $350 per month until paid. Maturity of this note is as follows:
1999: $4,796; 2000: $1,940.


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

The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $540,808, $297,947, and $78,198 for the years ended August 31, 1998, 1997, and 1996, respectively. The related royalty expense was $15,575, $8,581, and $2,252 for the years ended August 31, 1998, 1997, and 1996, respectively.

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

Note 7. Concentration of Credit Risk/Major Customers

During the years ended August 31, 1998 and 1997 the Company made sales to the American Medical Women's Association aggregating $95,950 (18% of total sales) and $70,957 (16% of total sales), respectively. This customer had a prepaid balance of $365 at August 31, 1998. Additionally during 1998, the Company made sales to Irving Burton & Associates aggregating $107,841 (20% of total sales) and had an amount receivable from this customer of $36,475 at August 31, 1998.

At August 31, 1998 the Company has $295,336 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $25,099, 32,476 and $15,580 during the years ended August 31, 1998, 1997 and
1996, respectively.


Note 8. Other Income

During 1996 the Company received a federal grant in the amount of $97,846 to develop and adapt the Company's products for use by women with vision and hearing impairments.

During September 1997, the Company received final approval for a research grant aggregating $592,000 to offset the costs associated with a program to promote breast self-examination for disabled women. The grant was issued to the Company by the US Department of Health and Human Services and has a two year term ending September 29, 1999. Funds received for services provided under the grant for the year ended August 31, 1998 amounted to $165,136.


Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has not recorded the deferred tax asset related to the operating loss carryforward (approximately $692,000) because it cannot reasonably estimate its ability to utilize the loss carryforward. The deferred tax asset and the related reserve decreased by approximately $51,000 for the year ended August 31, 1998.

At August 31, 1998, the Company had net operating loss carry forward aggregating approximately $2,036,000 which expire beginning as follows:

              1999:   $ 626,000          2000:   $ 233,000
              2001:   $ 279,000          2002:   $ 280,000
              2003:   $ 228,000          2004:   $ 131,000
              2005:   $ 115,000          2006:   $  74,000
              2007:   $  54,000          2008:   $  16,000

The amounts shown for income taxes in the  statements of operations  differ from
the  amounts   computed  at  federal   statutory   rates.  The  following  is  a
reconciliation of those differences.

Year Ended August 31,
---------------------
                                     1998     1997    1996
                                     ----     ----    ----
   Tax at federal statutory rates     34%      34%     34%
   Surtax exemption                  ( 6)     ( 7)    (16)
   Operating loss carryforward       (28)     (27)    (18)
                                     ---      ---     ---
                                      - %      - %     - %
                                     ===      ===     ===


Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None

PART III
--------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

   The following persons are the executive officers and directors of the Company.

Name                           Age   Position with the Company
----                           ---   -------------------------

Mark Kane Goldstein, Ph.D.      60   Chairman of the Board, Vice-
                                     President and Secretary

H. S. Pennypacker, Ph.D.        61   President and Director

Mary Bailey Sellers             50   Treasurer


     All directors serve until the next annual meeting of shareholders. There is currently one vacancy on the Board of Directors.

Mark Kane Goldstein
-------------------

     Mark Kane Goldstein, Ph.D., is Chairman of the Board, Vice President and Secretary of the Company. Dr. Goldstein directs and advises the Company on fiscal and policy matters and directs research on product development. From 1971 until July, 1982, Dr. Goldstein was employed by the U.S. Veterans Administration, Gainesville, Florida, as a research scientist. During this same period, Dr. Goldstein also was an Associate Professor/Research Scientist at the University of Florida, Gainesville, Florida, and continues as Co-Director of its Center for Ambulatory Studies.

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


Henry Sutton Pennypacker, Ph.D.
-------------------------------

     Henry Sutton Pennypacker, Jr., Ph.D., is President and a director of the Company. He is currently employed as President of the Company and as Professor Emeritus of Psychology at the University of Florida. He was the acting Chairman of the Department of Psychology from June 1969 to 1970 and prior thereto was an Associate Professor and Assistant Professor. In May 1998, Dr. Pennypacker retired from the University but continues to teach on a part-time basis.

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

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.


Item 11. Executive Compensation
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 1998, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                             Cash Compensation Table
                             -----------------------

          A                           B                    C
-------------------------------------------------------------------------------
Name of individual              Capacities in             Cash
or number of persons            which served           Compensation
in a group
All executive officers          All capacities         $78,226.52
as a group
(three persons) (1)
                                       33

(1) No executive officer of the Company received more than $38,443.48 in compensation during the fiscal year ended August 31,1998.

     Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 1998 fiscal year.In addition,$50,633.48 was accrued in salary for Dr. Pennypacker and $33,583.48 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $38,443.48 per year.

     During September, 1992 the Company authorized the issuance of to H.S. Pennypacker and M.K. Goldstein a total of 20,000,000 shares of common stock. The Company valued these shares at $20,000. In addition, the Company accrued $20,000 in salary due to Dr. Goldstein.Dr. Goldstein subsequently relinquished claim to these funds.

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




Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of Nov. 30, 1998, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                     Shares of          Percentage of
                                    Stock Owned       Outstanding Shares
                                    -----------       ------------------

Mark Kane Goldstein, Ph.D. (2)       26,516,000              26.4%
930 N.W. 8th Avenue
Gainesville, Florida 32601

H. S. Pennypacker, Ph.D.             25,800,000              25.7%
930 N.W. 8th Avenue (1)(2)
Gainesville, Florida 32601

Mary Bailey Sellers                    400,000               4.0%
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



                                     PART V
                                     ------

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
-----------------------------------------------------------------------------

(a) The following documents are filed as part of this Report on Form 10-K.

Financial Statements                             Pages 19 to 25


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1998.

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

                                           MAMMATECH CORPORATION

                                           By:  /s/  H.S. Pennypacker, Jr.
                                                --------------------------------
                                               H. S. Pennypacker, Jr., President

Date:  November 19, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                    Position or Office                  Date
---------                    ------------------                  ----


/s/  Mark Kane Goldstein      Chairman of the Board           November 25, 1998
-------------------------
Mark Kane Goldstein



/s/  H.S. Pennypacker, Jr.    President and Director          November 25 1998
--------------------------
H. S. Pennypacker, Jr.


/s/  Mary Bailey Sellers      Treasurer                       November 25, 1998
--------------------------
Mary Bailey Sellers