Form 10-Q
period 1998-11-30
MAMMATECH CORP
filed 1999-01-15
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Nov. 30, 1998
                            ----------------------------------------------------
Commission File Number:     0-11050
                            ----------------------------------------------------

                              Mammatech Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-2181303
 ------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                      32601
-----------------------------------------                      -----
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

                                         Number of shares outstanding on

                                                  Nov. 30, 1998
                                           -----------------------------
                                           100,352,500 shares of which
                                           6,208,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                    PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Nov. 30, 1998 and Nov. 30, 1997....................3

         Balance Sheets for Nov. 30, 1998 and
         August 31, 1998........................................4-5

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1998......................................6

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1998......................................7

         Notes to Financial Statements for the Quarter
         Ended Nov. 30, 1998......................................8


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


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

         SIGNATURES............................................. 11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended
                                             November, 1998       November, 1997
                                             --------------       --------------

Sales, net                                    $     135,632        $     175,012

Cost of sales                                 $      50,564        $      47,925
                                              -------------        -------------

Gross Profit                                  $      85,068        $     127,087
Selling, general and
 administrative expense                       $     109,924        $      79,906
                                              -------------        -------------

Operating Income (Loss)                       $     (24,856)       $      47,181

Other income
(expense)
Reimbursement (SBIR Grant)                           57,002               26,307
 Interest & Dividend Income                           6,811                3,830
                                              -------------        -------------
                                                     63,813               30,136

Net Income before taxes                       $      38,957               77,317
Provision for income taxes                                0                    0
Net Income                                           38,957               77,317




NET INCOME (LOSS)                                    38,957               77,317
                                              =============        =============

Net income (loss) per share                           .0004                .0008
                                              =============        =============

Weighted average shares                         100,352,500          100,352,500
                                              =============        =============







    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets

                                                       Nov. 30,         Aug. 31,
                                                         1998            1998
                                                     (Unaudited)       (Audited)
                                                     -----------       ---------
ASSETS
------

  Cash and Cash Equivalents                            $406,677         $342,740
  Available for sale:
         securities                                     106,445           94,377
  Accounts receivable:
    Trade                                                47,833           74,983
    Other                                                 3,190            3,190

  Inventory                                             198,714          201,574
  Other current assets

  Total Current Assets                                  762,859          716,864
  --------------------                                 --------         --------

Property and equipment                                   44,180           43,622

Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $66,955 and $64,675
    respectively                                          7,392            8,657
                                                       --------         --------

    Total other assets                                    7,392            8,657
    ------------------                                 --------         --------

TOTAL ASSETS                                           $814,431         $769,143
                                                       ========         ========




    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1998
                                and Nov. 30, 1998
                                   (continued)

                                                    Nov.1998         Aug. 1998
                                                    --------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Current portion of long term debt                 $     4,796       $     4,796
Accounts payable-trade                                 44,314            48,595
Customer deposits                                         -0-               -0-
Accrued payable-officer                                 6,630             6,630
Accrued expenses                                      164,120           163,966
                                                  -----------       -----------


TOTAL CURRENT LIABILITIES                             219,860           223,987
                                                  -----------       -----------

COMMITMENTS
  Long term debt                                        1,940             1,940

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,035       $    10,035

  Additional paid-in capital                        2,809,594         2,809,594
  Accumulated deficit                              (2,091,016        (2,109,926
                                                  -----------       -----------
                                                      728,613           709,703

  Valuation allowance: mkt. sec                        12,068           (18,436)
  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      592,631           543,216
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $   814,431       $   769,143
                                                  ===========       ===========


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Three Months Ending
                                  Nov. 30, 1998




Net cash flow from operating activities                                 $ 63,379
                                                                        ========

Investing Activities:

Purchase of fixed assets                                                     558
Financing activities:
    Issuance of treasury shares                                              -0-

Net increase (decrease) in cash                                           63,937

         Beginning cash                                                  342,740
                                                                        --------

Ending cash                                                             $406,677
                                                                        ========






    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 1998



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 1998, and the results of operations and changes in financial position for the three months ended Nov. 30, 1998.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.






                                       -7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


For the first quarter of Fiscal 1999,net sales decreased 23.2% from the previous quarter and were 22.5% below the first quarter of 1997. Operating costs of $109,924 decreased of 42% relative to the previous quarter but increased 37.6% in comparison to the same period last year.Part of the decrease compared to the fourth quarter of 1998 is the result of accruals charged to that period during the audit. The net income for the quarter was 49.6% below that of the first quarter of 1998 but, because of the accruals, cannot be meaningfully compared to the net income of the previous quarter.

The most significant development of the quarter was the expansion of the Company's professional training program. Two highly qualified nurses were hired to replace the previous Director who resigned to pursue other interests. During the quarter, 16 new MammaCare Specialists were trained compared to seven the previous quarter. Additionally, a focused marketing program is being developed to enhance this aspect of the Company's business. Part of this program involves publicizing the achievements of each new MammaCare Specialist on the Company's expanded web site.

The Company is presently in the second year of its Phase II SBIR grant under which MammaCare products are being developed for women with vision or hearing impairments. Further,in response the repeated demand from existing customers, selected MammaCare products are now available in Spanish. Of course, there can be no assurance that significant revenues will result from the sale of any of these products.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. It continues to seek a relationship with a larger health care organization.

YEAR 2000 IMPLICATIONS. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to process correctly dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its systems and internal programs and has determined that there are no significant Year 2000 problems exist. None of the Company's products are in any way date sensitive. However, although the Company believes that its systems are Year 2000 compliant, the equipment and software of its suppliers and subcontractors may not be Year 2000 compliant. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a materially adverse effect on its business, results of operations and financial condition.

PART II - OTHER INFORMATION
---------------------------




Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 1998.

                                      10-Q

                    For the three months ended Nov. 30, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MAMMATECH CORPORATION
                                         ---------------------

DATE: January 14, 1999                   BY: /s/  Henry S. Pennypacker
                                             -----------------------------------
                                              Henry S. Pennypacker, President
                                              and Director

                                         BY: /s/  Mary Sellers
                                             -----------------------------------
                                             Mary Sellers, Treasurer and
                                             Chief Financial Officer