Form 10-Q
period 1999-02-28
MAMMATECH CORP
filed 1999-04-13
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: Feb. 28, 1999

Commission File Number: 0-11050

                              Mammatech Corporation
                              ---------------------
             (Exact name of registrant as specified in its charter)


           Florida                                             59-2181303
           -------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                        32601
-----------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)


                                 (352) 375-0607
                                 --------------
              (Registrant's telephone number, including area code)


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

                                          Number of shares outstanding on
                                          Feb. 28, 1999
                                          -------------

                                          100,352,500 shares of which
                                          7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value


The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX

PART I.

     FINANCIAL INFORMATION                                     PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Feb. 28, 1999 and Feb. 28, 1998....................3

         Balance Sheets for Feb. 28, 1999 and
         August 31, 1998........................................4-5

         Statement of Cash Flow for the Six Months
         Ended Feb. 28, 1998......................................6

         Statement of Cash Flow for the Six Months
         Ended Feb. 28, 1999......................................7

         Notes to Financial Statements for the Quarter
         Ended Feb. 28, 1999......................................8


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


PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

         SIGNATURES............................................. 11



                                            Mammatech Corporation
                                          Statements of Operations
                                                  (Unaudited)

==============================================================================================================
                                                      Six Months Ended               Three Months Ended
                                               ------------------------------   ------------------------------
                                               February 1999    February 1998   February 1999    February 1998
                                               -------------    -------------   -------------    -------------
Sales, net                                     $     203,200    $     222,479   $      67,568    $      47,467

Cost of sales                                         72,843           64,134          22,279           16,208

Gross Profit                                         130,357          158,345          45,289           31,258

Selling, General and Administrative Expenses         196,754          154,440          86,829           74,534

Operating gain (loss)                                (66,397)           3,905         (41,540)         (43,276)


Other Income (SBIR)                                   89,545           65,391          32,543           39,084
Interest and dividends                                12,817            8,487           6,006            4,645
                                               -------------    -------------   -------------    -------------
                                                     102,362           74,178          38,549           43,759

Net income before taxes                               35,965           77,783          (2,991)             453

Provision for income tax                                 -0-              -0-             -0-              -0-

Net Income (loss)                                     35,965           77,783          (2,991)             453

Net Income (loss) per share                              .00              .00             .00              .00

Weighted average shares                          100,352,500      100,352,500     100,352,500      100,352,500
==============================================================================================================



The accompanying notes are an integral part of the financial statements.

                                       3

                              Mammatech Corporation

                                 Balance Sheets

                                                      Feb. 28,          Aug. 31,
                                                        1999             1998
                                                     (Unaudited)       (Audited)
                                                      --------         --------
ASSETS
------

  Cash and Cash Equivalents                           $403,829         $342,740
   Marketable securities                               106,445           94,377

  Accounts receivable:
    Trade                                               33,926           74,983
    Other                                                3,190            3,190
  Inventory                                            209,122          201,574
  Other current assets                                    --               --

  Total Current Assets                                 756,512          716,864

Property and equipment                                  40,102           43,622

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                         7,392            8,657


Total other assets                                       7,392            8,657
                                                      --------         --------

TOTAL ASSETS                                          $804,006         $769,143
                                                      ========         ========



The accompanying notes are an integral part of the financial statements.

                      Mammatech Corporation Balance Sheets
                             As of August 31, 1998
                                and Feb. 28, 1999
                                   (continued)

                                                  Feb. 1999          Aug. 1998
                                                  ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable-trade                            $    32,345       $    48,595
Accrued payable-officer                                 6,630             6,630
Short Term debt                                         4,796             4,796
Accrued expenses                                      168,653           163,966
                                                  -----------       -----------

TOTAL CURRENT LIABILITIES                             212,425           223,987
                                                  -----------       -----------


COMMITMENTS
Long Term Debt                                          1,940             1,940
Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,035       $    10,035

  Additional paid-in capital                        2,809,594         2,809,594
  Accumulated deficit                              (2,094,006)       (2,109,926
                                                  -----------       -----------
                                                      725,623           709,703
  Valuation allowance for
  marketable securities                                12,068           (18,436)

  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      589,640           543,216
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $   804,005       $   769,143
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 1999



Net cash flow from operating activities                                 $ 57,569
                                                                        ========

Investing Activities:
    Purchase of furniture and fixtures                                     3,520


Financing activities:
    Issuance of treasury shares                                              -0-
Sale of marketable securities                                                -0-

Net increase (decrease) in cash                                           61,089

Beginning cash                                                           342,740
                                                                        --------

Ending cash                                                              403,829
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

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 28, 1999



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 1999, and the results of operations and changes in financial position for the three months ended Feb. 28, 1999.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


The second quarter of fiscal 1999 was a period of transition for the Company. Sales revenues increased by 42.3% from the same period a year ago, but declined 50.2% in comparison to the previous quarter. Similarly, gross profit increased 37.6% from the second quarter of 1998, but decreased by 75% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter decreased by 21%, but increased by 16.5% over the second quarter of 1998. The was a small net loss for the quarter due primarily to increased expense associated with expansion of the professional training program (see below).

A similar picture emerges with respect to the six-month figures. Sales revenues declined by 8.79% while operating expense increased by 27.4% compared to the first six months of 1997. The net result for the first half of the year therefore shows a decline of 53.8% compared to the comparable period a year ago.

The decline in sales revenues reported here is attributed to two factors: First, there have been no major purchases by military installations as there were last year. Second, foreign sales are somewhat depressed with absolutely no activity on the part of our Brazilian distributor. Sales in Germany continue at a stable rate, however. Fortunately, the State of Montana made a major purchase in connection with its BCCP Program funded by the Center for Disease Control.

The Company is focusing substantial effort and resources on strengthening its Professional Training Program. A manuscript describing the major elements of the expanded program was submitted and accepted for Fall publication in a respected medical journal. Also during the quarter, eleven MammaCare Specialists were trained by the new Training Directors who were hired during the first quarter. During the same period last year, five Specialists were trained. Moreover, a number of the individuals trained this year are members of the faculty of academic medical centers, so MammaCare training and product sales might be expected to continue in those settings. There can, of course, be no assurance that such activity will materialize or that substantial revenues to the Company will result.

In spite of a substantial increase in the training fees, bookings for future courses are expanding rapidly. Further expansion of this program is expected as a result of a marketing presence at selected conferences although it remains to be demonstrated that sufficient revenue will result to offset the expense associated with attending such events.


The Company remains essentially debt free and has no immediate liquidity problems. It continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION
---------------------------



Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits - None

     (b.) There were no reports filed on Form 8-K during the three months ending
          Feb. 28, 1999.

                                      10-Q

                    For the three months ended Feb. 28, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION
---------------------

DATE: April 12, 1999                 BY: /s/ Henry S. Pennypacker
     ---------------------           -----------------------------
                                     Henry S. Pennypacker,
                                     President and Director

BY: /s/ Mary Sellers
   -----------------------------
   Mary Sellers, Treasurer and
   Chief Financial Officer