Form 10-Q
period 1999-05-31
MAMMATECH CORP
filed 1999-07-13
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: May 31, 1999
Commission File Number: 0-11050

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Number of shares outstanding on

                                                            May 31, 1999
                                                            ------------
                                                   100,352,500 shares of which
                                                  7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                               PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 1999 and May 31, 1998....................3

         Balance Sheets for May 31, 1999
         August 31, 1998......................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 1999.....................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 1998.....................................7

         Notes to Financial Statements for the Quarter
         Ended May 31, 1999.....................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations.........9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.............10

         SIGNATURES........................................... 11



                                  Mammatech Corporation
                                Statements of Operations
                                       (Unaudited)


                                 Nine Months Ended              Three Months Ended
                          ------------------------------   -----------------------------
                               May              May             May            May
                               1999             1998            1999           1998
                          -------------    -------------   -------------   -------------

Sales, net                $     322,802          365,314   $     119,602         142,835

Cost of sales                   104,828          103,020          32,009          38,886
                          -------------    -------------   -------------   -------------

Gross Profit                    217,974          262,294          87,593         103,949
 Selling, general
and adminstra-
tive expense              $     302,087          226,016         104,981         133,303
                          -------------    -------------   -------------   -------------


Operating Income (Loss)         (84,113)          36,278         (17,388)         29,354
                          -------------    -------------   -------------   -------------

Other income
(expense)
 Interest &
 Dividend Income                 17,756           13,063           4,939           4,564

 SBIR Grant. reimb              133,071          103,088          43,526          37,697

Utilization of oper.
loss carryforward                   -0-              -0-             -0-             -0-


Net income before
   taxes                         66,714          152,429          31,077          12,907
Provision for income
   tax                              -0-              -0-             -0-             -0-


NET INCOME (LOSS)                66,714          152,429          31,077          12,907
                          -------------    -------------   -------------   -------------

Net income (loss)
per share                           .01              .01             .00             .00
                          =============    =============   =============   =============
  Weighted
average shares              100,352,500      100,352,500     100,352,500     100,352,500
                          =============    =============   =============   =============


The accompanying notes are an integral part of the financial statements.




                              Mammatech Corporation

                                 Balance Sheets

                                                  May 31, 1999     Aug. 31, 1998
                                                  (Unaudited)         (Audited)
                                                  -----------         ---------

ASSETS
------

  Cash and Cash Equivalents                         $433,013          342,740
    Marketable Securities                            106,445           94,377

  Accounts receivable:
    Trade                                             55,192           74,983
    Other                                              3,218            3,190


  Inventory                                          207,713          201,574
   Other current assets                                 --               --

  Total Current Assets                               805,581          716,864

Property and equipment                                35,443           43,622

Other assets:


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                       7,392            8,657
                                                    --------         --------

             Total other assets                        7,392            8,657
                                                    --------         --------

TOTAL ASSETS                                        $848,416         $769,143



The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1998
                                and May 31, 1999
                                   (continued)


                                                     May 1999         Aug 1998
                                                     --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable-trade                             $    42,397      $    48,595
Accrued payable-officer                                  6,630            6,630
Short term debt                                          4,796            4,796
Accrued expenses                                       172,072          163,996
                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                              225,895          223,987


COMMITMENTS
 Long term dept                                          1,940            1,940

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                                  $    10,035      $    10,035

  Additional paid-in capital                         2,809,594        2,809,594
  Accumulated deficit                               (2,063,064)      (2,109,926)
                                                   -----------      -----------
                                                       756,565          709,703

  Valuation allowance for
    marketable securities                               12,068          (18,436)

  Treasury stock at cost,
  7,408,500 shares                                    (148,051)        (148,051)
                                                   -----------      -----------
                                                       620,582          543,216



TOTAL LIABILITIES AND                              $   848,417      $   769,143
STOCKHOLDERS' EQUITY


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 1999




Net cash flow from operating activities                                 $ 85,614
                                                                        ========

Investing Activities:
         Sale of certificate of deposit                                      -0-
         Purchase of furniture and fixtures                                4,659


Financing activities:



Net increase (decrease) in cash                                           90,273

Beginning cash                                                           342,740
                                                                        --------

Ending cash                                                             $433,013
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
                                                                        ========

                             Mammatech Corporation
                         Notes to Financial Statements
                                  May 31, 1999


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1999, and the results of operations and changes in financial position for the three months ended May 31, 1999.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 1999 were mixed. Sales were up 77% over the previous quarter but were 16.2% less than sales during the third quarter of 1998. The operating loss of $17,388 reflects a decrease of 58% from the loss of the previous quarter but does not compare favorably with the operating gain of $29,354 posted in the third quarter of 1998.The operating loss is largely the result of expense due to the SBIR grant that is not offset by sales. When reimbursement is included, the net income of $31,101 compares favorably to the loss of $2,991 for the previous quarter and is 141% greater than the figure reported for the third quarter of 1998.

The nine month figures show an 11.6% decrease in sales for the current year compared to last year and a substantial decline in both operating income and net income with the latter decreasing by 56.2%. The decline in sales is largely responsible for this outcome.

During the quarter, the Company intensified its training efforts and graduated eleven new MammaCare Specialists. Additionally, the Company was represented by its two Training Directors at the Ninth Annual Breast Center Development Conference organized by the National Consortium of Breast Centers, Inc. This exposure generated a large number of potential contacts which are presently being developed as customers for the training program. Of course, there can be no assurance that such trainings will materialize or that any significant revenue with result.

The Company also entered into a collaborative relationship with Multi-Media Systems, Inc. of Rockville, Md. to adapt the Company=s proprietary technology for teaching and performing clinical breast examination (CBE) to the automated training technology being developed by Multi-Media with the support of an SBIR Phase II grant. Revenue to the Company will be in the form of consulting fees and a small amount of product sales. In the event the eventual technology proves effective, the Company is prepared to enter a marketing and distribution agreement with Multi-Media such that the technology will be included in the package offered to breast centers and medical training facilities. Again, there can be no assurance that any effective technology will result from this collaboration or that, even if it does, there will be any substantial financial benefit therefrom to the Company.

Finally, the Company has entered preliminary discussions with an organization in Mexico aimed at distributing the Spanish versions of MammaCare products in that country. It is too early to forecast the success of this venture, but the Company is eager to extend its technology to this population.


The Company remains essentially debt-free and has no immediate liquidity problems. It continues to search for other corporate affiliations that will help it realize the full commercial potential of its products.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 6. Exhibits and Reports on Form 8-K

     (a.) Exhibits - None

     (b.) There were no reports filed on Form 8-K during the three months ending
          May 31, 1999.

                                      10-Q

                     For the three months ended May 31, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

DATE: July 13, 1999                        BY: /s/ Henry S. Pennypacker
     -----------------------------         -------------------------------------
                                           Henry S. Pennypacker, President
                                           and Director

BY: /s/ Mary Sellers
   -------------------------------
   Mary Sellers, Treasurer and
   Chief Financial Officer