Form 10-K
period 1999-08-31
MAMMATECH CORP
filed 1999-11-30
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-11-50
      August 31, 1999

                              MAMMATECH CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                            59-2181303
 ------------------------------                         ----------------------
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


Total Number of Pages: 38          Exhibit Index is on Page: 37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

INTRODUCTION

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

         A special series of training exercises is used to instruct women in basic palpation techniques required for manual self-examination for breast anomalies. The basic approach is to: (1) teach the distinction between the feel of all varieties of normal breast tissue and that of typical breast tumors, (2) teach a method of palpation that insures contact with all depths of the trainee's own breast tissue, and (3) teach a pattern of examination that insures palpation of all breast tissue.


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

     As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need B.S.E., the Company has developed two training programs at the Gainesville Center. The first is a comprehensive, four-day training program leading to certification as a MammaCare

Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare Method of performing and teaching manual breast examination.

     The second training program leads to an Associate certificate. It is a three-day training session for health care professionals which enables them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a trained MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.


MARKETING OF THE COMPANY'S SYSTEM AND MODELS

     MammaCare Systems are each sold as a complete learning program.The Company permits models to be sold separately to customers who have appropriate training, either through the actual training sessions required in connection with the MammaCare System, through the video training contained in either of the Learning Systems, or through training provided by various individuals in accordance with the Company's standards.

     During the last several fiscal years, the Company has intensified its efforts to offer MammaCare overseas.(See Management Discussion below). The Company has developed an extensive customer base in Canada and anticipates increased activity in that country as the trade barriers continue to be dismantled as a result of NAFTA. The Company has trained a number of MammaCare Specialists who live and work in Canada and maintains close professional ties to these individuals. The Company has also an established relationship with a distributor in Germany who has translated the materials into German and is slowly establishing a substantial presence throughout Europe.


MARKETING HISTORY

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

     Providers who are Franchisees or licensees are permitted to purchase Kits at a substantial discount. The Company's intent is for these providers to act as distributors to other physicians and health care providers in their respective geographic regions. Patients ultimately purchasing these systems would then seek a proficiency evaluation from either their physician or the Franchisee/provider. Conceivably, if additional treatment were needed, the patient would choose the physician or health care provider to furnish such treatment since a health care relationship had already been established.

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

     Early in 1989, the Company introduced a companion product called the MammaCare Personal Learning System. It contains a single breast model, a 45-min. video tape which teaches the same skills as the videotape in the Professional System but with reference to the single model, and assorted printed matter. This System is being marketed directly to women and was described in the August 1989 issue of Redbook and the July-August 1991 issue of the East West Journal. The Company is presently evaluating consumer response to this product and expects to develop additional marketing strategies for it in the coming year. The MammaCare Personal Learning System is sold for $69.50, making it affordable and convenient for working women and others who are unable to schedule and keep appointments with health care providers. It is also discounted to readers of Family Circle and other publications in the lay press that feature MammaCare periodically in the editorial content of their health sections.

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

     Similar arrangements have been concluded with the Alaska, Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. These organizations are a major component of the Company's customer base and are a stable source of revenue. More recently, the Company has developed a web site (www.mammacare.com) and markets its products and services through that medium.

RESEARCH

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

     Presently, the Company is conducting research under the auspices of the National Cancer Institute. The object is to develop and validate versions of MammaCare that will meet the needs of the blind and visually impaired and the deaf and hard of hearing. This research is progressing on schedule and is expected to result in effective products.

PATENTS, TRADEMARKS AND COPYRIGHTS

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

PATENTS

     The Company is the assignee of the following patents and patent applications directed to the Model and/or the System as indicated:


            Patent No.    Issue date
            or Appli-      or Filing     Expiration   Subject
Country     cation No.    Date           Date         Matter
-------     ----------    ----------     ----------   -------

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

United      2077017       10/13/82      10/2/98      Methods and
Kingdom                                              Apparatus re-
                                                     lating to the
                                                     System

Germany     P 2844373.4   11/11/81      10/12/98     Model, as well
                                                     as certain appa-
                                                     ratus relating
                                                     to the System

Germany(1)  Pending       Filed            -         Division appli-
            Application   2/25/80                    cation of the
            P 2857496.14                             application
                                                     which issued as

                                                    German Patent
                                                    No. P 2844373.4
                                                    and is directed
                                                    to methods and
                                                    apparatus rela-
                                                    ting to the system

Japan       1304322       6/15/85      10/11/98     Methods and
                                                    Apparatus rela-
                                                    ting to the System

Japan(2)    Pending      10/26/84         -         Model allowed
            224,279/84                              and published
                                                    for opposition.


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

TRADEMARKS

     The following chart depicts the trademarks and copyrights owned by the
Company:

                                    Regis-
                                    tration
Type of Mark     Mark               Number          Status
------------     ----               -------         ------

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

U.S. Trademark   M & Design         1,310,918       Issued
                                                    12/25/84

U.S. Trademark   Hand Design        1,357,256       Issued
                                                    8/27/85

U.S. Trademark   MammaCare          1,445,641       Issued
                                                    6/30/87

---------------------------------------------------

COPYRIGHTS
                                   Regis-
                                   tration
Type                Name           Number        Effective for:
----                ----           -------       --------------

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------------------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 1999, the bid value of the stock ranged from $0.001 to $0.04.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.

     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           -----------

     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1997            $   0.01               $   0.001
     August 31, 1998            $   0.24               $   0.001
     August 31, 1999            $   0.08               $   0.010


(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 1999, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Summary of Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------
YEAR ENDED              Aug.31,        Aug.31,            Aug.31,            Aug.31,            Aug.31,
                        1999           1998               1997               1996               1995
-------------------------------------------------------------------------------------------------------
Revenues from          468,206         541,911            438,755            331,688            301,524
Operations

Net Income             201,934         150,545            143,578             67,715             44,548
(Loss)

Income (Loss)                0               0                  0                  0                  0
per Common Share
-------------------------------------------------------------------------------------------------------


Summary of Consolidated Balance Sheet
-------------------------------------


-------------------------------------------------------------------------------------------------------
YEAR ENDED             Aug.31,         Aug.31,            Aug.31,            Aug.31,            Aug.31,
                        1999            1998               1997              1996               1995
-------------------------------------------------------------------------------------------------------
Total Assets         1,065,127         769,143            530,184            365,925            281,691

Total                  307,368         233,987            112,825             98,396             81,877
Liabilities

Shareholder's          757,759         543,216            417,359            267,529            199,814
Equity
-------------------------------------------------------------------------------------------------------

During these periods, no cash dividends were declared or paid.
---------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        RESULT OF OPERATIONS
--------------------------------------------------------------------------------

                                [GRAPHIC OMITTED]

                     Figure 1. Sales Revenues for Mammatech
                             Corporation: 1987-1999


Results of Operations.

     The sales data for 1999 were somewhat disappointing compared to the previous year but slightly surpassed the data for 1997. Figure 1 shows this progress since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

     The 1999 sales total of $468,206 represents a decrease of 10.2% compared to the previous year but a 6.7% increase over 1997. Export sales accounted for 4.8% of the total, almost identical to the proportion the previous year.

     The Company's operating expense increased by 19.3% in comparison to 1998 and by 191% over the 1997 figure. This resulted in an operating loss of $173,265. The elevated 1998 figure was due to the hiring of increased personnel assigned to an SBIR Phase II grant awarded to the Company during that year. This expense continued during 1999 but was reimbursed in the amount of $186,440. Additionally, the Company expanded its professional training program (see below) by the addition of two employees. These additional expenses left the real net income for the year at $31.934, down 79% from the previous year. Because of a change in accounting practices, the Company is allowed to add a portion of its provision for income tax to this figure, resulting in a net income of $201,934

     During the year, the Company augmented its professional training program. As a result, during the year the Company produced 47 Certified MammaCare Specialists, nearly doubling the number trained in 1998. These medical professionals again represent a variety of agencies and organizations, primarily associated with the Center for Disease Control Breast and Cervical Cancer Project (BCCP).This continues to be a significant source of revenue for the Company, although there can be no assurance that it will continue.

     The Company also continued to provide specialized training and products to medical personnel from military facilities along the East coast. There is a continuing commitment on the part of all three US. Military Service branches to upgrade their breast cancer screening practices for the benefit of both female military personnel and dependents. In addition, MammaCare is continues to be used in military installations in Europe and the Company anticipates continuing sales to this market. Again, there can be no assurance that such sales will continue.

     The Company continues to benefit from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System video tape and printed materials. The distributor has also launched an extensive promotional campaign in both the electronic and print media. The distributor is now actively marketing and modest sales are continuing.

     The Company has completed work on a Spanish version of its Personal Learning System. Preliminary discussions have been held with a prominent physician from the Yucatan and the Company anticipates opening that market in the Spring of 2000.

     The Company has entered a cooperative agreement with Medical Informatics, a division of Multi-Media Systems, Inc. which provides for joint development of an automated version of the Company's clinical breast examination technology. This work is supported primarily by a Phase II SBIR grant to Multi-Media Systems. There can be no assurance that a marketable product will result from this collaboration or that any revenues will accrue to the Company as a result.

     Finally, the Company continued during the year to conduct its research program under a Phase II grant in the amount of $592,000 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. Adaptive MammaCare(R) systems have now been sent to over 375 visually impaired women and return data from nearly 350 indicate that they are able to use these products in their homes with proficiency similar to that of sighted women. Work on a companion product for the hearing impaired is progressing well. Data are to be collected via the internet via a research site that is nearing operational status.

     Liquidity
     ---------

     At the close of the 1999 fiscal year, the Company's assets totaled $1,065,127 compared to $769,143 at the close of 1998. The Company has sufficient liquid assets to meet current and foreseeable obligations.

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




ITEM 8.  FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
-----------------------------


                                               Mammatech Corporation
                                                    Balance Sheets
                                              August 31, 1999 and 1998


                                    ASSETS
                                    ------
                                                                                   1999                   1998
                                                                                   ----                   ----
Current assets:
  Cash                                                                     $    498,212             $  342,740
  Available for sale securities                                                  76,506                 94,377
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $6,283 and $6,350                                       93,983                 74,983
  Accounts receivable - other                                                     3,548                  3,190
  Inventory                                                                     184,371                201,574
  Deferred tax asset - current portion                                           17,000                      0
      Total current assets                                                      873,620                716,864

Property and equipment, at cost, net of
  accumulated depreciation of $187,402 and $170,288                              34,052                 43,622

Deferred tax asset - non-current portion                                        153,000
Patents, trademarks and other intangibles, net of
  accumulated amortization of $69,892 and $66,955                                 4,455                  8,657
                                                                           $  1,065,127             $  769,143
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current portion of long-term debt                                               6,736                  4,796
  Accounts payable - trade                                                       36,421                 48,595
  Accounts payable - officers                                                     6,630                  6,630
  Accrued salaries                                                              209,479                119,500
  Accrued royalties                                                              48,102                 44,466
      Total current liabilities                                                 307,368                223,987

Long-term debt                                                                        0                  1,940

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 100,452,500 and
  100,352,500 shares issued and outstanding                                      10,045                 10,035
 Additional paid-in capital                                                   2,810,884              2,809,594





 Accumulated deficit                                                        (1,907,992)            (2,109,926)
                                                                                912,937                709,703
 Valuation allowance for marketable securities                                  (7,127)               (18,436)
 Treasury stock, at cost, 6,208,500 shares                                    (148,051)              (148,051)
                                                                                757,759                543,216
                                                                           $  1,065,127             $  769,143




See accompanying notes to financial statements.





                                                  Mammatech Corporation
                                                   Statements of Income
                                        Years Ended August 31, 1999, 1998 and 1997

                                                                    1999                1998              1997
                                                                    ----                 ----              ----

Sales, net                                                      $  468,206          $  541,911        $    438,755
Cost of sales                                                      146,878             159,604             135,316
Gross profit                                                       321,328             382,307             303,439

Selling, general and administrative expenses                       494,593             414,452             169,458
Income (loss) from operations                                     (173,265)            (32,145)            133,981

Other income and (expense):
  Interest expense                                                    (132)               (829)               (896)
  Loss on sale of investment securities                            (10,228)
  Other income                                                     186,440             165,136                   0
  Interest and dividend income                                      29,119              18,383              10,493
                                                                   205,199             182,690               9,597

Income before income taxes                                          31,934             150,545             143,578
Provision for income taxes                                         170,000                   0                   0

Net income                                                   $     201,934       $     150,545       $     143,578


Basic and fully diluted earnings per share:
 Net income                                                  $        0.00       $        0.00       $        0.00

 Weighted average shares outstanding                           100,352,500         100,352,500         100,352,500




 Net income (loss)                                           $     201,934       $     150,545       $     143,578
 Unrealized gain (loss) from investments net of
    income taxes                                                     7,464             (16,294)              4,126
  Comprehensive income                                       $     209,398       $     134,251       $     147,704




See accompanying notes to financial statements.



                                                           Mammatech Corporation
                                                     Statement of Stockholders' Equity
                                                 Years Ended August 31, 1999, 1998 and 1997

                                                              Additional                    Securities
                                 Common                        Paid-in       Treasury        Valuation     Accumulated
                                 Shares            Amount      Capital         Stock          Reserve        Deficit         Total
                                 ------            ------      -------         -----          -------        -------         -----

Balance, August 31, 1996      100,352,500          10,035    $  2,809,594   $   (148,051)   $         0    $ (2,404,049)   $ 267,529

Increase in market
 value of securities                6,252           6,252

Net income for the year                 0               0               0              0              0         143,578      143,578

Balance, August 31, 1997      100,352,500          10,035       2,809,594       (148,051)         6,252      (2,260,471)     417,359

(Decrease) in market value        (24,688)        (24,688)
 of securities

Net income for the year                 0               0               0              0              0         150,545      150,545

Balance, August 31, 1998      100,352,500          10,035       2,809,594       (148,051)       (18,436)     (2,109,926)     543,216

Common stock issued
 for services                     100,000              10           1,290              0          1,300

Increase (decrease)
 in market value of                11,309          11,309
 securities

Net income for the year                 0               0               0              0              0         201,934      201,934

Balance, August 31, 1999      100,452,500    $     10,045    $  2,810,884   $   (148,051)   $    (7,127)   $ (1,907,992)   $ 757,759




See accompanying notes to financial statements.







                                               Mammatech Corporation
                                             Statements of Cash Flows
                                    Years Ended August 31, 1999, 1998 and 1997

                                                                 1999                1998                1997
                                                                 ----                ----                ----

Net income (loss)                                              $ 201,934           $ 150,545           $ 143,578
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                 (21,737)             25,177               7,574
   Common stock issued for services                                1,300                   0                   0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                   (19,358)            (12,192)            (28,448)
    (Increase) decrease in inventory                              17,203             (39,555)            (67,116)
    (Increase) decrease in other assets                           43,054              (9,675)                  0
    (Increase) in deferred tax asset                            (170,000)                  0                   0
    Increase (decrease) in accounts payable                      (12,174)              9,873              17,128
    Increase (decrease) in accrued expenses                       93,615             105,598               2,744
       Total adjustments                                         (68,097)             79,226             (68,118)
  Net cash provided by
   operating activities                                          133,837             229,771              75,460

Cash flows from investing activities:
   Investment in securities                                       29,180             (36,313)            (76,500)
   Acquisition of property and equipment                          (7,545)            (17,437)             (4,080)
   Acquisition of patents                                              0                   0                   0
Net cash (used in) investing activities                           21,635             (53,750)            (80,580)

Cash flows from financing activities:
   Repayment of officer loans                                          0                   0              (2,000)
   Repayment of note                                                   0              (2,369)             (3,443)
  Net cash (used in)
   financing activities                                                0              (2,369)             (5,443)

Increase (decrease) in cash                                      155,472             173,652             (10,563)
Cash and cash equivalents,
 beginning of period                                             342,740             342,740             179,651
Cash and cash equivalents,
 end of period                                                 $ 498,212           $ 516,392           $ 169,088



See accompanying notes to financial statements.





                                                    Mammatech Corporation
                                                   Statements of Cash Flows
                                         Years Ended August 31, 1999, 1998 and 1997

                                                                     1999               1998                1997
                                                                     ----               ----                ----

Supplemental cash flow information:
   Cash paid for interest                                          $    132           $    829            $    896
   Cash paid for income taxes                                      $   0.00           $   0.00            $   0.00


Non-cash investing and financing activities:
Increase (decrease) in investment valuation reserve                $ 11,309           $(24,688)           $  6,252






See accompanying notes to financial statements.



                                                                24

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 1999 and 1998, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Englewood, Colorado
September 30, 1999

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 1999


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

The basic earnings per share are computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Basic income per share is unchanged on a diluted basis.

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

Fair value of financial instruments:
The Company's short-term financial instruments consist of cash and cash equivalents, marketable securities, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities and accounts receivable, trade. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

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

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $673, $335 and $2,252 for the years ended August 31, 1999, 1998 and 1997, respectively.

New Accounting Pronouncements
SFAS No. 130, 'Reporting Comprehensive Income', establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements.

The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. The Company has adopted SFAS No. 130 during the year ended August 31, 1999.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 has had no impact on the Company.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 has had no impact on the Company.


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management believes that the adoption of SFAS No. 133 will have no impact on the Company


Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month-to-month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $14,885, $12,791, and $15,755 for the years ended August 31, 1999, 1998, and 1997, respectively.

During prior years two officers of the Company made advances aggregating $11,830. During the year ended August 31, 1997, $2,000 of these advances was repaid. The balance of the advances was $6,630 at August 31, 1999.

During February 1989, an officer of the Company filed a patent application for a product representing a variation of the Company's patented models. The new product is an important part of the Company's product line.

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

Note 3. Available for Sale Securities

During the year ended August 31, 1997, the Company invested $76,500 (cost basis using specific identification method) in government securities backed mutual funds. The market value of the funds amounted to $82,752 at August 31, 1997. The accumulated amount of net unrealized holding gains applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount, $6,252, also represents the change in net unrealized holding gains for the year ended August 31, 1997.

During the year ended August 31, 1998 the Company invested an additional $36,313 in a high-income mutual fund. The aggregate market value of the funds amounted to $94,377 at August 31, 1998. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was $18,436 at August 31, 1998 and the change in net unrealized holding (losses) for the year ended August 31, 1998 amounted to ($24,688).

During the year ended August 31, 1999 the Company liquidated certain of its investment in the in a high-income mutual fund. Proceeds from the sale amounted to $66,277 and a portion thereof were reinvested in other mutual fund investments. The Company realized a loss from the sale of $10,228 during the year ended August 31, 1999. The aggregate market value of the funds amounted to $76,506 at August 31, 1999. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was ($7,127) at August 31, 1999 and the change in net unrealized holding (losses) for the year ended August 31, 1999 amounted to $11,309.


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                               1999              1998
                                             --------          --------
      Furniture and equipment                $205,320          $197,775
      Leasehold improvements                   16,135            16,135
                                             --------           -------
                                              221,455           213,910
      Less: accumulated depreciation          187,403           170,288
                                             --------          --------
                                             $ 34,052          $ 43,622
                                             ========          ========

Depreciation charged to operations was $17,115, $22,9897 and $7,274 during the years ended August 31, 1999, 1998, and 1997, respectively.


Note 5. Note Payable

At August 31, 1997 the Company had an unsecured note payable due to a vendor in the principal amount of $9,105 with interest at 8% per annum and payable in installments of $350 per month until paid. Maturity of this note is as follows:
1999: $6,736.

Note 6. Commitments and Contingencies

In connection with the acquisition of the patent rights for the Company's system of breast self-examination, the Company has paid $11,787 to the University of Florida for its release of all patent rights. In addition, 7 inventors also held certain patent rights to the Company's process. Three of these individuals, who are principal shareholders of the Company, contributed their rights to the Company at the inception of the Company in 1981 at $0 value.

The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $449,802, $540,808, and $297,947 for the years ended August 31, 1999, 1998, and 1997, respectively. The related royalty expense was $12,954, $15,575, and $8,581 for the years ended August 31, 1999, 1998, and 1997, respectively.

The aggregate royalties payable to the inventors is as follows:

                               Sales                        Royalty
                               -----                        -------

                     $        1  -  $ 5,000,000              2.86%
                     $5,000,001  -  $ 7,500,000              2.29%
                     $7,500,001  -  $10,000,000              1.71%
                        Over        $10,000,000              1.14%

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

The Company made sales to customers located in foreign countries amounting to $22,621, 25,099 and $32,476 during the years ended August 31, 1999, 1998 and
1997, respectively.

Note 8. Other Income

During 1996 the Company received a federal grant in the amount of $97,846 to develop and adapt the Company's products for use by women with vision and hearing impairments. The Company periodically requests reimbursements under the grant as the services provided for in the grant are performed. The reimbursements are classified as other income.

During September 1997, the Company received final approval for a research grant aggregating $592,000 to offset the costs associated with a program to promote breast self-examination for disabled women. The grant was issued to the Company by the US Department of Health and Human Services and has a two-year term ending September 29, 1999 and has been extended for an additional year. Funds received for services provided under the grant for the years ended August 31, 1999 and 1998 amounted to $186,440 and $165,136.


Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has recorded a deferred tax asset related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expects to generate during the remaining term of the loss carryforward ($500,000). The Company has provided a reserve of approximately $299,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve has decreased by approximately $393,000 from the amount recorded at August 31, 1998 due principally to the expiration of $626,000 of the loss carryforward during 1999 and to the estimated deferred tax benefit recorded.

At August 31, 1999, the Company had net operating loss carry forward aggregating approximately $1,379,000, which expires as follows:

              2000:   $ 202,000          2005:   $ 115,000
              2001:   $ 279,000          2006:   $  74,000
              2002:   $ 280,000          2007:   $  54,000
              2003:   $ 228,000          2008:   $  16,000
              2004:   $ 131,000

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

Year Ended August 31,
                                                    1999     1998    1997
                                                    ----     ----    ----
   Tax at federal statutory rates                    34%      34%     34%
   Surtax exemption                                 (19)     ( 6)    ( 7)
   Operating loss carryforward                      (15)     (28)    (27)
                                                    ---      ---     ---
                                                      - %      - %     - %
                                                    ===      ===     ===

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None

PART III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

   The following persons are the executive officers and directors of the Company.

Name                           Age   Position with the Company
----                           ---   -------------------------

Mark Kane Goldstein, Ph.D.      61   Chairman of the Board, Vice-President and
                                     Secretary

H. S. Pennypacker, Ph.D.        62   President and Director

Mary Bailey Sellers             51   Treasurer


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

     Dr. Pennypacker is the author or co-author of four books and over fifty articles and book chapters dealing with various aspects of behavioral research and behavioral medicine. He is a past President of the International Association for Behavior Analysis, the Society for Advancement of Behavior Analysis, and the Florida Association for Behavior Analysis. He serves as a member of the Board of Trustees of the Cambridge Center for Behavioral Studies. On August 10, 1990, Dr. Pennypacker received an award from the California Division of the American Cancer Society in recognition of his "...pioneering contribution to breast self-examination education."

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

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.


Item 11.  Executive Compensation
--------  ----------------------

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

All executive officers               All capacities          $86,532.45
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $37,319.95 in compensation during the fiscal year ended August 31,1998.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 1999 fiscal year. In addition,$50,660 was accrued in salary for Dr. Pennypacker and $33,583.48 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $37,319.95 per year.

During September, 1992 the Company authorized the issuance of to H.S. Pennypacker and M.K. Goldstein a total of 20,000,000 shares of common stock. The Company valued these shares at $20,000. In addition, the Company accrued $30,000 in salary due to Dr. Goldstein. Dr. Goldstein subsequently relinquished claim to these funds.

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

                                  MAMMATECH CORPORATION

                                  By:  /s/  H.S. Pennypacker, Jr.
                                       -----------------------------------------
                                        H. S. Pennypacker, Jr., President

Date:  November 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                          Position or Office               Date
---------                          ------------------               ----

/s/  Mark Kane Goldstein          Chairman of the Board        November 19, 1999
---------------------------
Mark Kane Goldstein



/s/  H.s. Pennypacker, Jr.        President and Director       November 19, 1999
---------------------------
H. S. Pennypacker, Jr.


/s/  Mary Bailey Sellers          Treasurer                    November 19, 1999
---------------------------
Mary Bailey Sellers