Form 10-Q
period 1999-11-30
MAMMATECH CORP
filed 2000-01-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: Nov. 30, 1999
Commission File Number: 0-11050

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


                                 (904) 375-0607
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes_______No___X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         Number of shares outstanding on

                                  Nov. 30, 1999
                                  -------------
                           100,352,500 shares of which
                          6,208,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                        PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended Nov. 30, 1999 and Nov. 30, 1998............................3

     Balance Sheets for Nov. 30, 1999 and
     August 31, 1999................................................4-5

     Statement of Cash Flow for the Quarter
     Ended Nov. 30, 1999..............................................6

     Statement of Cash Flow for the Quarter
     Ended Nov. 30, 1998..............................................7

     Notes to Financial Statements for the Quarter
     Ended Nov. 30, 1999..............................................8


     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations...................9


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.......................10

     SIGNATURES......................................................11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                November, 1999    November, 1998
                                                --------------    --------------

Sales, net                                       $     133,434    $     135,632

Cost of sales                                    $      33,548    $      50.564
                                                 -------------    -------------

Gross Profit                                     $      99,886    $      85,068

Selling, general and
 administrative expense                          $     107,443    $     109,924
                                                 -------------    -------------

Operating Income (Loss)                          $      (7,557)   $     (24,856)

Other income
(expense)
Reimbursement (SBIR Grant)                              37,205           57,002
 Interest & Dividend Income                              7,462            6,811
                                                 -------------    -------------
                                                        44,667           63,813

Net Income before taxes                          $      37,110           38,957
Provision for income taxes                                 -0-              -0-
Net Income                                              37,110           38,957




NET INCOME (LOSS)                                       37,110           38,957
                                                 =============    =============

Net income (loss) per share                              .0004            .0004
                                                 =============    =============

Weighted average shares                            100,352,500      100,352,500
                                                 =============    =============




The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets

                                                 Nov. 30, 1999     Aug. 31, 1999
                                                  (Unaudited)        (Audited)
                                                  -----------        ---------

ASSETS
------

  Cash and Cash Equivalents                        $  566,826        $  498,212
  Available for sale:
    securities                                         76,506            76,506
  Accounts receivable:
    Trade                                              58,188            93,983
    Other                                               3,548             3,548

  Inventory                                           154,957           184,371
  Deferred tax asset-
    current portion                                     5,566            17,000
  Other current assets

  Total Current Assets                                865,591           873,620
  --------------------                             ----------        ----------

Property and equipment                                 29,795            35,052
Deferred tax asset-
    Non current portion                               164,434           153,000
Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $66,955 and $64,675
    respectively.                                      12,365             4,455
                                                   ----------        ----------

    Total other assets                                206,594           191,507
    ------------------                             ----------        ----------

TOTAL ASSETS                                       $1,072,185        $1,065,127
                                                   ==========        ==========



The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1999
                                and Nov. 30, 1999
                                   (continued)

                                                   Nov.1999           Aug 1999
                                                   --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Current portion of long term debt                       6,736             6,736
Accounts payable-trade                            $    13,760       $    36,421
Customer deposits                                         -0-               -0-
Accrued payable-officer                                 6,730             6,630
Accrued salaries                                      224,999           206,479
Accrued royalties                                      48,102            48,102
                                                  -----------       -----------


TOTAL CURRENT LIABILITIES                             300,327           307,368
                                                  -----------       -----------


COMMITMENTS
  Long term debt                                          -0-               -0-

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,045       $    10,045

  Additional paid-in capital                        2,810,884         2,810,884
  Accumulated deficit                              (1,893,892)       (1,907,992)
                                                  -----------       -----------

                                                      927,037           912,937

  Valuation allowance: mkt. sec                        (7,127)           (7,127)
  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      771,859           757,759
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $ 1,072,186       $ 1,065,127
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Three Months Ending
                                  Nov. 30, 1999


Net cash flow from operating activities                               $  63,357
                                                                      =========

Investing Activities:

Purchase of fixed assets                                                 (5,257)
Financing activities:
    Issuance of treasury shares                                             -0-

Net increase (decrease) in cash                                          68,614

Beginning cash                                                          498,212
                                                                      ---------

Ending cash                                                           $ 566,826
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

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 1999


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 1999, and the results of operations and changes in financial position for the three months ended Nov. 30, 1999.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


For the first quarter of Fiscal 2000, net sales decreased 7.9% from the previous quarter and were 1.6% below the first quarter of 1997. Operating costs of $107,443 decreased 44% relative to the previous quarter but increased 2.2% in comparison to the same period last year. Part of the decrease in operating costs compared to the fourth quarter of 1999 is the result of accruals charged to that period during the audit. The net income for the quarter was 4.7% below that of the first quarter of 1999 but, because of the accruals, cannot be meaningfully compared to the net income of the previous quarter.

The Company's professional training program continues to be a major focus of activity. During the quarter, 14 new MammaCare Specialists were trained compared to four the previous quarter and 16 during the first quarter of 1999. The program is now being advertised in professional journals and bookings are building for the Spring of 2000. Visibility for the program continues to involve publicizing the achievements of each new MammaCare Specialist on the Company's expanded web site (www.mammacare.com).

During the quarter, the Company supplied a large number of MammaCare Personal Learning Systems to the Department of Health of the State of Nebraska. This purchase was funded by a grant to the State from the Breast and Cervical Cancer Detection Program of the Center for Disease Control. These Learning Systems will be delivered to health care professionals throughout the State, marking the first widespread distribution of the Company's entry level product to the professional community. Sales to our German distributor increased slightly and are continuing to be a stable source of revenue.

The Company's visibility was enhanced by an appearance in the October issue of Redbook Magazine and by the content of an article published in the October 6 issue of the Journal of the American Medical Association. This article mentions MammaCare favorably in the context of the need to improve professional instruction in the performance of clinical breast examination.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. It continues to seek a relationship with a larger health care organization.

YEAR 2000 IMPLICATIONS. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to process correctly dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its systems and internal programs and has determined that there are no significant Year 2000 problems exist.None of the Company's products are in any way date sensitive. However, although the Company believes that its systems are Year 2000 compliant, the equipment and software of its suppliers and subcontractors may not be Year 2000 compliant. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a materially adverse effect on its business, results of operations and financial condition.

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits - None

     (b.) There were no reports filed on Form 8-K during the three months ending
          Nov. 30, 1999.

                                      10-Q

                    For the three months ended Nov. 30, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAMMATECH CORPORATION
                                        ---------------------

DATE: January 14, 2000                  BY: /s/ Henry S. Pennypacker
----------------------                  ----------------------------
                                        Henry S. Pennypacker, President
                                        and Director


                                        BY: /s/ Mary Sellers
                                        --------------------
                                        Mary Sellers, Treasurer and
                                        Chief Financial Officer