Form 10-Q
period 2000-02-29
MAMMATECH CORP
filed 2000-04-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: Feb. 29, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Number of shares outstanding on

                                          Feb. 29, 2000
                                          -------------

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

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended Feb. 28, 2000 and Feb. 28, 1999...............................3

     Balance Sheets for Feb. 28, 2000 and
     August 31, 1999.....................................................4-5

     Statement of Cash Flow for the Six Months
     Ended Feb. 28, 1999.................................................6

     Statement of Cash Flow for the Six Months
     Ended Feb. 28, 2000.................................................7

     Notes to Financial Statements for the Quarter
     Ended Feb. 28, 2000.................................................8


     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations......................9


PART II.   OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..........................10

     SIGNATURES.........................................................11


                                     Mammatech Corporation
                                   Statements of Operations
                                          (Unaudited)


                                     Six Months Ended                 Three Months Ended
==============================================================================================
                              February 2000    February 1999    February 2000    February 1999
----------------------------------------------------------------------------------------------
Sales, net                    $     225,575    $     203,200    $      92,140    $      67,568
----------------------------------------------------------------------------------------------
Cost of sales                        51,645           72,843           18,095           22,279
----------------------------------------------------------------------------------------------
Gross Profit                        173,930          130,357           74,045           45,289
----------------------------------------------------------------------------------------------
Selling, General and
Administrative Expenses             205,556          196,754           98,266           86,829
----------------------------------------------------------------------------------------------
Operating gain (loss)               (31,626)         (66,397)         (24,221)         (41,540)
----------------------------------------------------------------------------------------------
Other Income (SBIR)                  74,335           89,545           37,130           32,543
Interest and dividends               15,466           12,817            8,004            6,006
                              -------------    -------------    -------------    -------------
                                     89,801          102,362           45,134           38,549
----------------------------------------------------------------------------------------------
Net income before taxes              58,175           35,965           20,913           (2,991)
----------------------------------------------------------------------------------------------
Provision for income tax                -0-              -0-              -0-              -0-
----------------------------------------------------------------------------------------------
Net Income (loss)                    58,175           35,965           20,913           (2,991)
----------------------------------------------------------------------------------------------
Net Income (loss) per share             .00              .00              .00              .00
----------------------------------------------------------------------------------------------
Weighted average shares         100,352,500      100,352,500      100,352,500      100,352,500
==============================================================================================


The accompanying notes are an integral part of the financial statements.

                                       3

                              Mammatech Corporation
                                 Balance Sheets


                                                 Feb. 29, 2000     Aug. 31, 1999
                                                  (Unaudited)        (Audited)
                                                  -----------        ---------
ASSETS
------

  Cash and Cash Equivalents                        $  618,145        $  498,212
   Marketable securities                               76,506            76,506

  Accounts receivable:
    Trade                                              28,883            93,983
    Other                                               3,548             3,548
  Inventory                                           148,220           184,371
  Other current assets
     Deferred tax asset-
         current portion                               11,132            17,000

  Total Current Assets                                886,434           873,620

Property and equipment                                 29,704            34,052

Other assets:
  Deferred tax asset-
   Non current portion                                158,868           153,000



  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                       11,565             4,455


Total other assets                                    200,137           191,507
                                                   ----------        ----------

TOTAL ASSETS                                       $1,086,571        $1,065,127
                                                   ==========        ==========


The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1999
                                and Feb. 29, 2000
                                   (continued)


                                                   Feb. 2000         Aug. 1999
                                                   ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current portion of long term debt                       6,736             6,736
Accounts payable-trade                            $     3,990       $    36,421
Accrued payable-officer                                 6,630             6,630
Accrued salaries                                      229,006           209,479
Accrued royalties                                      48,102            48,102
                                                                    -----------


TOTAL CURRENT LIABILITIES                             294,464           307,368
                                                  -----------       -----------

COMMITMENTS

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,045       $    10,045

  Additional paid-in capital                        2,810,884         2,810,884
  Accumulated deficit                              (1,873,643)       (1,907,992
                                                  -----------       -----------
                                                      947,286           912,937
  Valuation allowance for
  marketable securities                                (7,127)           (7,127)

  Treasury stock at cost,
  6,208,500 shares                                   (148,051)         (148,051)
                                                  -----------       -----------
                                                      792,108           757,759
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $ 1,086,572       $ 1,065,127
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 29, 2000



Net cash flow from operating activities                                 $115,585
                                                                        ========

Investing Activities:
    Purchase of furniture and fixtures                                     4,348


Financing activities:
    Issuance of treasury shares                                              -0-
Sale of marketable securities                                                -0-

Net increase (decrease) in cash                                          119,933

Beginning cash                                                           498,212
                                                                        --------

Ending cash                                                              618,145
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

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 29, 2000


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 2000, and the results of operations and changes in financial position for the three months ended Feb. 28, 2000.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The second quarter of fiscal 2000 was a period of consolidation for the Company. Sales revenues increased by 36.4% from the same period a year ago, but declined by 30.9% in comparison to the previous quarter. Similarly, gross profit increased by 63% compared to the second quarter of 1999, but decreased by 25% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter decreased by 8.5% but was 13% greater that in the second quarter of 1999. The resulting net income was 43.6% less than for the first quarter, but far exceeded the small loss reported for that quarter last year.

A similar picture emerged with respect to the six-month figures. Sales revenues increased by 11% while operating expense increased by 4.5% compared to the first six months of 1999. The net result for the first half of the year therefore shows a revenue increase of 61.8% compared to the comparable period a year ago.

The modest increase in sales revenues results from several factors. Intensified marketing of the Company's professional training program has enhanced visibility of the Company's overall product line. Late in the quarter, a report appeared in the journal Cancer which again confirmed the effectiveness of the Company's training methods. Coupled with the report that appeared in October in the Journal of the American Medical Association (see previous 10Q for details), this afforded the Company considerable attention from the medical community. Finally, the Company conducted on a trial basis a joint training program with EduCare, Inc., an organization widely respected as the leader in training of breast health specialists. This was judged a success and will likely be repeated.

The Company continues to make progress on its research program supported by an SBIR grant from the National Cancer Institute. Data collection from the visually impaired study population is nearing completion and is now under way with the deaf and hearing impaired cohort. During the quarter, a member of the Company's research team made an invited presentation to the State Program Directors for the Breast and Cervical Cancer Early Detection Program of the Centers for Disease Control. The impact of this event on future revenues for the Company is, at this moment, unknown since the the purpose of the presentation was scientific.

The Company trained 11 MammaCare Specialists during the quarter, down slightly from 14 the previous quarter, but equal to the number trained during the second quarter of 1999. Weather forced postponement of two Specialist trainings. One of the Specialists trained this quarter is from Germany and will be assisting in presenting MammaCare to the professional market in Europe. Sales to our German distributor are steady.

The Company is continuing its collaborative effort with a research and development corporation in Rockville, MD. This organization has secured an SBIR Phase II grant to automate portions of the Company's clinical breast examination training technology.

The Company remains essentially debt free and has no immediate liquidity problems. It continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Sections 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, the ability of the Company to implement its business strategy; the ability of the Company to obtain financing for general corporate purposes; competition; availability of key personnel, and changes in, or the failure to comply with governments regulations. As a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.





PART II - OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits - None

     (b.) There were no reports filed on Form 8-K during the three months ending
          Feb. 29, 2000.

                    For the three months ended Feb. 29, 1999

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MAMMATECH CORPORATION

DATE: April 10, 2000                         BY: /s/ Henry S. Pennypacker
--------------------                         ----------------------------
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