Form 10-Q
period 2000-05-31
MAMMATECH CORP
filed 2000-07-11
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:           May 31, 2000
                  -------------------------------------------
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

                         Number of shares outstanding on

                                    May 31, 2000
                         ------------------------------------
                         100,352,500 shares of which
                         7,408,500 are treasury shares
TITLE OF EACH CLASS
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                           PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 2000 and May 31, 1999....................3

         Balance Sheets for May 31, 2000
         August 31, 1999......................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 2000.....................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 1999.....................................7

     Notes to Financial Statements for the Quarter
     Ended May 31, 2000.........................................8


         Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.............9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.............10

     SIGNATURES............................................... 11

                                           Mammatech Corporation
                                          Statements of Operations
                                                (Unaudited)







                                                  Nine Months Ended                 Three Months Ended


                                                May               May               May             May
                                               2000              1999              2000            1999

Sales, net ...........................   $     344,529            322,802         $ 118,954         119,602

Cost of sales ........................          83,084            104,828            31,370          32,009
                                         -------------      -------------     -------------   -------------

Gross Profit .........................         261,445            217,974            87,584          87,593
Selling,general
and adminstra-
tive expense .........................   $     306,437            302,087           101,487         104,981
                                         -------------      -------------     -------------   -------------


Operating Income .....................         (44,992)            84,113           (13,903)        (17,388)
                                         -------------      -------------     -------------   -------------
    (Loss)

Other income
(expense)
 Interest &
 Dividend Income .....................          25,536             17,756            10,070           4,939

 SBIR Grant ..........................         111,797            133,071            37,461          43,526
    reimb

Utilization of oper ..................
loss carryforward ....................             -0-                -0-               -0-             -0-


Net income before
   taxes .............................          92,341             66,714            33,628          31,077
Provision for income
   tax ...............................             -0-                -0-               -0-             -0-


NET INCOME (LOSS) ....................          92,341             66,714            33,628          31,077
                                         -------------      -------------     -------------   -------------

Net income (loss)
per share ............................             .00                .00               .00             .00
                                         =============      =============     =============   =============

Weighted
average shares                             100,352,500        100,352,500       100,352,500     100,352,500
                                         =============      =============     =============   =============


                 The accompanying notes are an integral part of the financial statements.

                                                    -3-

                              Mammatech Corporation

                                 Balance Sheets

                                                    May 31, 2000   Aug. 31, 1999
                                                    (Unaudited)      (Audited)
                                                     ----------       --------

ASSETS

  Cash and Cash Equivalents                          $  638,638          498,212
    Marketable Securities                                76,506           76,506

  Accounts receivable:
    Trade                                                56,866           93,983
    Other                                                 3,548            3,548


  Inventory                                             156,834          184,371
   Other current assets
     Deferred tax asset-
      current portion                                    17,637           17,000

  Total Current Assets                                  950,029          873,620

Property and equipment                                   26,802           34,052

Other assets:
     Deferred tax asset-
      Non current portion                               152,363          153,000

  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                         16,260            4,455
                                                     ----------       ----------

             Total other assets                         195,425          191,507
                                                     ----------       ----------

TOTAL ASSETS                                         $1,145,454       $1,065,127



    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 1999
                                and May 31, 2000
                                   (continued)

                                         May 2000       Aug 1999
                                        -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable-trade                 $    23,314    $    36,421
Accrued payable-officer                      6,630          6,630
Current portion of long term debt            6,736          6,736
Accrued salaries                           232,655        209,479
Accrued royalties                           48,102         48,102
                                       -----------    -----------

TOTAL CURRENT LIABILITIES                  317,437        307,368


COMMITMENTS
 Long term debt                               --             --

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                      $    10,045    $    10,045

  Additional paid-in capital             2,810,884      2,810,884
  Accumulated deficit                   (1,837,734)    (1,907,992)
                                       -----------    -----------
                                       -----------    -----------
                                           983,195        912,937
  Valuation allowance for
    marketable securities                   (7,127)        (7,127)

  Treasury stock at cost,
 6,208,500 shares                         (148,051)      (148,051)
                                       -----------    -----------
                                            828,017       757,759

TOTAL LIABILITIES AND                  $ 1,145,454    $ 1,065,127
STOCKHOLDERS' EQUITY


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 2000






Net cash flow from operating activities                               $  92,340
                                                                      =========

Adjustments to reconcile to net income
         Operating activities
        (Inc)/Dec accounts receivable                                    37,120
        (Inc)/Dec inventory                                               5,291
        (Inc)/Dec other assets                                            9,051
            Inc/(Dec) accounts payable                                   (3,587)
        Inc/(Dec) accrued expenses                                      (14,416)
                                                                      ---------
Net cash provided by operating activities                                62,291

Investing Activities:
   Accrual:amortization for product development                         (14,205)
         Sale of certificate of deposit                                     -0-
                                                                      ---------
Net cash from investing activities                                      (14,205)

Financing activities:                                                       -0-
Net increase (decrease) in cash                                         140,426

Beginning cash                                                          498,212
                                                                      ---------

Ending cash                                                           $ 638,638
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
                                               ========

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 2000



     Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2000, and the results of operations and changes in financial position for the three months ended May 31, 2000.


     Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 2000 were encouraging. Sales increased 28% over the previous quarter but were 0.1% less than sales during the third quarter of 1999. The operating loss of $13,903 decreased 43% from the loss of the previous quarter and decreased 20% from the comparable figure in the third quarter of 1999. The operating loss is largely the result of expense due to the SBIR grant that is not offset by sales. When reimbursement is included, the net income of $33,627 is 60.7% greater than that of the the previous quarter and is 8% greater than the figure reported for the third quarter of 1999.

The nine month figures show an 6.7% increase in sales for the current year compared to last year and a substantial decline in both cost of sales (20.7%) and operating loss (46.5%). Net income for the period increased 38.4% over the previous year.

During the quarter, the Company graduated ten new MammaCare Specialists, one fewer than last quarter and one fewer than the third quarter last year. The Company also launched a Yahoo Store site in order to make available on a mass scale its entry level MammaCare Personal Learning System. The Company is working with its web site contractor to attract traffic to the site.

The Company's SBIR research program aimed at validating the Company's Adaptive MammaCare systems for visually impaired and deaf and hard of hearing women is nearing completion. Preliminary analysis of the results indicates that the adaptive version enables visually impaired to perform MammaCare Breast Self-Examination (MBSE) at levels of proficiency comparable to those exhibited by sighted women. Similar results are expected for the deaf and hard of hearing population. The Company is now in discussions with agencies concerning distribution of these new products to these special populations.

The Company is continuing its collaborative relationship with Multi-Media Systems, Inc. of Rockville, Md. to adapt the Company's proprietary technology for teaching and performing clinical breast examination (CBE) to the automated training technology being developed by Multi-Media with the support of an SBIR Phase II grant.In the event the eventual technology proves effective, the Company is prepared to enter a marketing and distribution agreement with Multi-Media such that the technology may be offered to breast centers and medical training facilities. Again, there can be no assurance that any effective technology will result from this collaboration or that, if it does, there will be any substantial financial benefit to the Company.

During the quarter, a senior member of management conducted a MammaCare Clinical Breast Examination (MCBE) training session in Charleston, WV under the auspices of the WV Breast and Cervical Cancer Screening Program. Participant evaluation data suggest that the program was well received and that MammaCare will continue to be widely used by breast health professionals in that state.

The Company remains essentially debt-free and has no immediate liquidity problems. It continues to search for other corporate affiliations that will help it realize the full commercial potential of its products.

PART II - OTHER INFORMATION
===========================


Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending May 31, 2000.

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