Form 10-K
period 2000-08-31
MAMMATECH CORP
filed 2000-12-01
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File No. 0-11-50
      August 31, 2000

                              MAMMATECH CORPORATION
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

         FLORIDA                                           59-2181303
 ------------------------------                        -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)


         930 N.W. 8th Avenue, Gainesville, Florida 32601 (352) 375-0607
      ----------------------------------------------------------------------
     (Address including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                Exchange on Which Registered
-------------------                                ----------------------------
      None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 ---------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                         ---  ---

The aggregate market value of the Company's common stock held by non-affiliates as of November 30 was $357,274 based on the average bid and asked price. As of November 30, there were 100,352,500 shares of the Company's common stock outstanding. Of this sum, 6,208,500 shares are treasury shares.


Total Number of Pages: 39                           Exhibit Index is on Page: 37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
INTRODUCTION
------------

     The Company owns all rights to, subject to certain minor royalties, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life-like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness", that characterizes most breast tissue.

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

THE PURPOSE OF MANUAL BREAST EXAMINATION
----------------------------------------

     Manual palpation has been and remains the most widely used method for detection of breast cancer in all stages of development. The breast is an ideal organ for physical examination because of the external location, coupled with the softness of the tissue and its hard backing. The earlier breast cancer is detected, diagnosed and treated, the greater the chances are for arrest of the condition. Published studies of breast pathology have shown that 94% of all cancerous tumors of the breast are potentially discoverable by manual examination conducted by a properly trained person. Even though women themselves remain the primary discoverers of breast cancer, several reports show that B.S.E. is not widely practiced. Consequently, most breast cancers are initially detected at a relatively advanced stage with metastasis having already occurred. The average size tumor that women present to their physicians is about 3.5 cm. (over one inch) in diameter. Treatment often requires a radical mastectomy (an extensive surgical procedure which includes removal of the breast, underlying muscle and axillary lymph nodes) followed by a course of radiation treatment and/or chemotherapy. On the other hand, if the disease is initially detected while the primary tumor is small (<1.0 cm) and no lymph nodes are involved, treatment often involves only removal of the tumor and a margin of surrounding healthy tissue. Thereafter, a course of radiation treatment is often prescribed as a precautionary measure.


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


MARKETING OF THE COMPANY'S SYSTEM AND MODELS
--------------------------------------------

     MammaCare Systems are each sold as a complete learning program. The Company permits models to be sold separately to customers who have appropriate training, either through the actual training sessions required in connection with the MammaCare System, through the video training contained in either of the Learning Systems, or through training provided by various individuals in accordance with the Company's standards.

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

     The MammaCare Professional Learning System consists of a teaching model, a 24-minute video cassette, and practice kit. The teaching model is a patented breast model, designed to teach the difference between the feel of normal, nodular breast tissue and the feel of small lesions. The video cassette guides the learner through a series step-by-step exercises, first on the models, then on her own breast tissue. This is intended to lead to mastery level proficiency in palpation, search technique and lump detection. The practice kit contains a "take-home" breast model, a written review manual, a reminder calendar and a record booklet.

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

     In 1993, the Company introduced a third version of MammaCare known as the MammaCare Clinical Learning System. This system is used to train physicians and other health care providers to conduct clinical breast examinations using the MammaCare Method. It is being adopted by medical schools, teaching hospitals, and a small number of HMO=s who are attempting to control costs by taking advantage of the benefits of competent manual examination of the breast as a means of early cancer detection. It is being used extensively by the Breast and Cervical Cancer Screening Programs in the various states and will be the focus of an expanded training effort by the Company in the near future.

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

     Similar arrangements have been concluded with the Alaska, Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. These organizations are a major component of the Company=s customer base and are a stable source of revenue. More recently, the Company has developed a web site (www.mammacare.com) and markets its products and services through that medium.

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

-------------------------------

     The Company's position is that based upon reasonable expectations of the parties, the above figures are for the life of the patent.



PATENTS
-------

     The Company is the assignee of the following patents and patent applications directed to the Model and/or the System as indicated:

            Patent No.    Issue date
            or Appli-     or Filing   Expiration      Subject
Country     cation No.    Date           Date         Matter
-------     ----------    ----           ----         ------

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

ITEM 2.  PROPERTIES
-------------------

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

     The Company owns a completely equipped modular factory unit that is housed within a building owned by RTS Laboratories, Inc. (RTS), a non-affiliated organization located in Alachua, Florida. RTS supplies personnel and manufactures the Company=s models under contract, using the Company=s modular facility, materials, and equipment.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There is no current or pending litigation involving the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER
----------------------------------------------------------------------------
MATTERS
-------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 2000, the bid value of the stock ranged from $0.001 to $0.04.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.


     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           -----------


     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1997            $   0.01               $   0.001
     August 31, 1998            $   0.24               $   0.001
     August 31, 1999            $   0.08               $   0.010
     August 31, 2000            $   0.30               $   0.010

     (1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2000, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Summary of Consolidated Statements of Operations



YEAR ENDED       Aug.31,      Aug.31,     Aug.31,     Aug.31,      Aug.31,
                 2000         1999        1998        1997         1996


Revenues from
Operations      464,153      468,206     541,911     438,755       331,688


Net Income
(Loss)            4,532      201,934     150,545     143,578        67,715


Income (Loss)
per Common
Share                 0            0          0            0             0






Summary of Consolidated Balance Sheet




YEAR ENDED       Aug.31,      Aug.31,     Aug.31,     Aug.31,      Aug.31,
                 2000         1999        1998        1997         1996


Total Assets   1,147,500     1,065,127    769,143    530,184       365,925


Total
Liabilities      400,235       307,368    233,987    112,825        98,396


Shareholder's
Equity           747,265       757,759    543,216    417,359       267,529

During these periods, no cash dividends were declared or paid.
-------------------------------------------------------------
[GRAPHIC OMITTED]


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Results of Operations.
     ---------------------

     The sales data for 2000 were comparable to those of the previous year. The 2000 sales total of $464,153 represents a decrease of 0.9% compared to the previous year and a decrease of 14.3% compared to 1998. Export sales accounted for 5.04% of the total, slightly higher than the previous year. Figure 1 shows the progress of sales since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

[GRAPHIC  OMITTED]

     The Company's operating expense increased by 4.6% in comparison to 1999 and by 24.9% over the 1998 figure. This resulted in an operating loss of $183,614. Since 1998, this figure has been elevated due to the need for additional staff assigned to an three-year NCI SBIR Phase II grant awarded to the Company. This expense continued during 2000 but was reimbursed in the amount of $152,243.

The Company's pretax net income for the year was $5,332, down significantly (83.3%) from $31,934 in the previous year.

     During the year, the Company stabilized its professional training program. As a result, the Company produced 52 Certified MammaCare Specialists, an increase of 10.6% over the previous year=s figure. These medical professionals represent a variety of health care organizations. Many are associated with the U.S. Centers for Disease Control, Breast and Cervical Cancer Project (BCCP)and other federal and state facilities. Others come from military facilities. The Company is making a concerted effort to attract professionals from breast centers and has a conspicuous presence at the annual meeting of the National Consortium of Breast Centers. Professional training continues to be a significant source of revenue for the Company, although there can be no assurance that it will continue.


     The Company continues to benefit from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company=s products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company=s Personal Learning System video tape and printed materials. The distributor has also launched an extensive promotional campaign in both the electronic and print media. The distributor is now actively marketing and modest sales are continuing.

     The Company has completed work on a Spanish version of its Personal Learning System and modest sales have begun. During the year, the Company produced and improved version of video used in the MammaCare professional Learning System that reduced instructional time from 45 to 24 minutes. The video features Judy Kneece, R.N., widely known health educator, President of EduCare, Inc., and a certified MammaCare Specialist. Beta testing demonstrated that the new system is as effective in teaching MammaCare as the original version and sales of this important product are expected to increase. Finally, the Company introduced an entirely new product, the MammaCare Lump Chart. This is a three-dimensional display of actual size breast lumps found by various means, including MammaCare. On the reverse side of the lump chart is a complete listing of the medical references used to document these data. Initial sales of this item exceeded expectations; however, there can be no assurance that such sales will continue.

     The Company continues to participate in a cooperative agreement with Medical Informatics, a division of Multi-Media Systems, Inc. This arrangement provides for joint development of an automated version of the Company=s clinical breast examination technology. This work is supported primarily by an NCI Phase II SBIR grant to Multi-Media Systems. There can be no assurance that a marketable product will result from this collaboration or that any revenues will accrue to the Company as a result.

     Finally, the Company continued during the year to conduct its research program under a Phase II grant in the amount of $592,000 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. The purpose of this project is to develop versions of MammaCare suitable for use by women with sensory impairments. The portion of the project devoted to the blind and visually impaired has been completed and work on a companion product for the hearing impaired is progressing well. The Company sought and received a one-year no-cost extension of the project in order to complete data collection and analysis. Data are being collected via the internet using a site and an interactive technology that may in the future be used with certain of the Company=s other products.

     Liquidity
     ---------

     At the close of the 2000 fiscal year, the Company's assets totaled $1,147,500 compared to $1,065,127 at the close of 1999. The Company has sufficient liquid assets to meet current and foreseeable obligations.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,736 to an unaffiliated supplier for its manufacturing facility. The Company=s principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

     Capital Resources.
     -----------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.






ITEM 8.  FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
-----------------------------
                                       19


--------------------------------------------------------------------------------
                              Mammatech Corporation
                                 Balance Sheets
                            August 31, 2000 and 1999

                        ASSETS
                        ------
                                                          2000          1,999
                                                      -----------    -----------
Current assets:
  Cash                                                $   541,855    $   498,212

  Available for sale securities                           174,074         76,506

  Accounts receivable - trade, net of allowance for

    doubtful accounts of $8,670 and $6,283                 82,436         93,983

  Accounts receivable - other                               3,548          3,548

  Inventory                                               141,685        184,371

  Deferred tax asset - current portion                      3,400         17,000
                                                      -----------    -----------
      Total current assets                                946,998        873,620

Property and equipment, at cost, net of

  accumulated depreciation of $204,595 and $187,402        22,803         34,052

Deferred tax asset - non-current portion                  165,800        153,000

Patents, trademarks and other intangibles, net of

  accumulated amortization of $72,292 and $69,892          11,899          4,455
                                                      -----------    -----------
                                                      $ 1,147,500    $ 1,065,127
                                                      ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:

  Current portion of long-term debt                         6,736          6,736

  Accounts payable - trade                                 29,438         36,421

  Accounts payable - officers                               6,630          6,630

  Accrued salaries                                        298,410        209,479

  Accrued royalties                                        59,021         48,102
                                                      -----------    -----------
      Total current liabilities                           400,235        307,368

Long-term debt                                                  0              0

Stockholders' equity:

 Common stock, $.0001 par value,

  200,000,000 shares authorized, 100,462,500 and

  100,452,500 shares issued and outstanding                10,046         10,045

 Additional paid-in capital                             2,811,183      2,810,884

 Accumulated deficit                                   (1,903,460)    (1,907,992)
                                                      -----------    -----------
                                                          917,769        912,937

 Valuation allowance for marketable securities            (22,453)        (7,127)

 Treasury stock, at cost, 6,208,500 shares               (148,051)      (148,051)
                                                      -----------    -----------
                                                          747,265        757,759
                                                      -----------    -----------
                                                      $ 1,147,500    $ 1,065,127
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                                       20

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

                                        Mammatech Corporation

                                        Statements of Income

                             Years Ended August 31, 2000, 1999 and 1998




                                                         2000             1999            1998
                                                    -------------    -------------    -------------



Sales, net                                          $     464,153    $     468,206    $     541,911

Cost of sales                                             130,276          146,878          159,604
                                                    -------------    -------------    -------------
Gross profit                                              333,877          321,328          382,307


Selling, general and administrative expenses              517,491          494,593          414,452
                                                    -------------    -------------    -------------
Income (loss) from operations                            (183,614)        (173,265)         (32,145)


Other income and (expense):

  Interest expense                                              0             (132)            (829)

  Loss on sale of investment securities                         0          (10,228)               0

  Other income                                            152,243          186,440          165,136

  Interest and dividend income                             36,703           29,119           18,383
                                                    -------------    -------------    -------------
                                                          188,946          205,199          182,690


Income before income taxes                                  5,332           31,934          150,545

Provision for income taxes                                   (800)         170,000                0
                                                    -------------    -------------    -------------

Net income                                          $       4,532    $     201,934    $     150,545
                                                    =============    =============    =============

Basic and fully diluted earnings per share:

 Net income                                         $        0.00    $        0.00    $        0.00
                                                    =============    =============    =============

 Weighted average shares outstanding                  100,362,500      100,352,500      100,352,500
                                                    =============    =============    =============




  Net income (loss)                                 $       4,532    $     201,934    $     150,545

   Unrealized gain (loss) from investments net of

    income taxes                                          (10,115)           7,464          (16,294)
                                                    -------------    -------------    -------------
  Comprehensive income                              $      (5,583)   $     209,398    $     134,251
                                                    =============    =============    =============


                        See accompanying notes to financial statements.

----------------------------------------------------------------------------------------------------
                                      21



------------------------------------------------------------------------------------------------------------------------------------
                                                       Mammatech Corporation

                                                 Statement of Stockholders' Equity

                                            Years Ended August 31, 2000, 1999 and 1998





                                                          Additional                   Securities

                                Common                     Paid-in       Treasury       Valuation    Accumulated

                                Shares           Amount    Capital        Stock          Reserve       Deficit        Total




Balance, August 31, 1997      100,352,500        10,035   $ 2,809,594   $  (148,051)    $    6,252  $ (2,260,471)    $   417,359


(Decrease) in market value
of securities                        --            --            --            --          (24,688)          --          (24,688)


Net income for the year                 0             0             0             0              0        150,545        150,545
                              -----------   -----------   -----------   -----------    -----------     ----------     ----------


Balance, August 31, 1998      100,352,500        10,035     2,809,594      (148,051)       (18,436)    (2,109,926)       543,216


Common stock issued for
services                          100,000            10         1,290          --                0           --            1,300


Increase in market value
of securities                        --            --            --            --           11,309           --           11,309


Net income for the year                 0             0             0             0              0        201,934        201,934



Balance, August 31, 1999      100,452,500        10,045     2,810,884      (148,051)        (7,127)    (1,907,992)       757,759


Common stock issued for
services                           10,000             1           299          --                0           --              300


(Decrease) in market value of
securities                           --            --            --            --          (15,326)          --          (15,326)


Net income for the year                 0             0             0             0              0          4,532          4,532


Balance, August 31, 2000      100,462,500   $    10,046   $ 2,811,183   $  (148,051)   $   (22,453)   $(1,903,460)   $   747,265
                              ===========   ===========   ===========   ===========    ============    ===========    ===========


                                          See accompanying notes to financial statements.

                                                                22
---------------------------------------------------------------------------------------------------------------------------------




                                 Mammatech Corporation
                               Statements of Cash Flows
                      Years Ended August 31, 2000, 1999 and 1998

                                                    2000         1999         1998
                                                 ---------    ---------    ---------

Net income (loss)                                $   4,532    $ 201,934    $ 150,545
  Adjustments to reconcile net income (loss)to
net
   cash provided by operating activities:
   Depreciation and amortization                    22,454      (21,737)      25,177
   Common stock issued for services                    300        1,300            0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable      11,547      (19,358)     (12,192)
    (Increase) decrease in available for sale
securities                                        (112,894)      29,180      (36,313)
    (Increase) decrease in inventory                42,686       17,203      (39,555)
    (Increase) decrease in other assets            (12,705)      43,054       (9,675)
    (Increase) decrease in deferred tax asset          800     (170,000)           0
    Increase (decrease) in accounts payable         (6,983)     (12,174)       9,873
    Increase (decrease) in accrued expenses         99,850       93,615      105,598
                                                 ---------    ---------    ---------
       Total adjustments                            45,055      (38,917)      42,913
                                                 ---------    ---------    ---------
  Net cash provided by
   operating activities                             49,587      163,017      193,458
                                                 ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of property and equipment            (5,944)      (7,545)     (17,437)
                                                 ---------    ---------    ---------
Net cash (used in) investing activities             (5,944)      (7,545)     (17,437)
                                                 ---------    ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                             0            0       (2,369)
                                                 ---------    ---------    ---------
  Net cash (used in)
   financing activities                                  0            0       (2,369)
                                                 ---------    ---------    ---------

Increase (decrease) in cash                         43,643      155,472      173,652
Cash and cash equivalents,
 beginning of period                               498,212      342,740      169,088
                                                 ---------    ---------    ---------
Cash and cash equivalents,
 end of period                                   $ 541,855    $ 498,212    $ 342,740
                                                 =========    =========    =========


                    See accompanying notes to financial statements.

                                          23

                              Mammatech Corporation
                            Statements of Cash Flows
                   Years Ended August 31, 2000, 1999 and 1998

                                                2000        1999         1998
                                                ----        ----         ----

Supplemental cash flow information:
   Cash paid for interest                      $      0   $     132   $     829
   Cash paid for income taxes                  $   0.00   $    0.00   $    0.00


Non-cash investing and financing acticities:
Increase (decrease) in investment valuation
reserve                                       $ (15,326)  $  11,309   $ (24,688)


                See accompanying notes to financial statements.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2000 and 1999, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.





                            James E. Scheifley & Associates, P.C.
                            Certified Public Accountants

Englewood, Colorado
October 11, 2000

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2000


Note 1. Summary of Significant Accounting Policies

     A. Organization and Operations: Mammatech Corporation was incorporated in the State of Florida on November 23, 1981, and holds patents on a breast tumor detection training system. The system, which consists of a breast model and a method of breast self-examination, is marketed by the Company to individuals and healthcare professionals.

Inventories:
Inventories, which consist principally of finished goods, are stated at the lower of cost or market using the first-in, first- out method.

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

Advertising
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $4,182, $673 and $335 for the years ended August 31, 2000, 1999 and 1998, respectively.




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


Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month- to-month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $13,497, $14,885, and $12,791 for the years ended August 31, 2000, 1999, and 1998, respectively.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid prior to the year ended August 31, 1998. The balance of the advances was $6,630 at August 31, 2000.

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


Note 3. Available for Sale Securities

During the year ended August 31, 1999 the Company liquidated certain of its investment in a high-income mutual fund. Proceeds from the sale amounted to $66,277 and a portion thereof were reinvested in other mutual fund investments. The Company realized a loss from the sale of $10,228 during the year ended August 31, 1999. The aggregate market value of the funds amounted to $76,506 at August 31, 1999. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was ($7,127) at August 31, 1999 and the change in net unrealized holding (losses) for the year ended August 31, 1999 amounted to $11,309.


During the year ended August 31, 2000 the Company increased its investment in a high-income mutual fund by $112,894. The aggregate market value of the funds amounted to $174,074 at August 31, 2000. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was ($22,453) at August 31, 2000 and the change in net unrealized holding (losses) for the year ended August 31, 2000 amounted to $(15,326).


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                               2000      1999  .
                                             --------  ---------
      Furniture and equipment                $211,264  $205,320
      Leasehold improvements                   16,135    16,135
                                              -------   -------
                                              227,399   221,455
      Less: accumulated depreciation          204,595   187,403
                                              -------   -------
                                             $ 22,803  $ 34,052
                                              =======   =======

Depreciation charged to operations was $17,193, $17,115 and $22,989 during the years ended August 31, 2000, 1999, and 1998, respectively.


Note 5. Note Payable

At August 31, 2000 the Company had an unsecured note payable due to a vendor in the principal amount of $6,736 with interest at 8% per annum. The Company plans repay the note in full during the year ended August 31, 2001.


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


The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $379,154, $449,802, and $540,808 for the years ended August 31, 2000, 1999, and 1998, respectively. The related royalty expense was $10,920, $12,954, and $15,575 for the years ended August 31, 2000, 1999, and 1998, respectively.

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

At August 31, 2000 the Company has $351,768 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $ , , 25,099 and $25,099 during the years ended August 31, 2000, 1999 and 1998, respectively.

Note 8. Other Income

During September 1997, the Company received final approval for a research grant aggregating $592,000 to offset the costs associated with a program to promote breast self-examination for disabled women. The grant was issued to the Company by the US Department of Health and Human Services and has a two-year term ending September 29, 1999 and has been extended for an additional year. Funds received for services provided under the grant for the years ended August 31, 2000, 1999 and 1998 amounted to $152,243, $186,440 and $165,136, respectively.

Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has recorded a deferred tax asset during the year ended August 31, 1999, related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expects to generate during the remaining term of the loss carryforward ($500,000). The Company has provided a reserve of approximately $215,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve has decreased by approximately $84,000 from the amount recorded at August 31, 1999 due principally to the expiration of $270,000 of the loss carryforward during 2000.

At August 31, 2000, the Company had net operating loss carryforwards aggregating approximately $1,131,000, which expires as follows:

              2001:   $ 228,000          2007:   $ 131,000
              2002:   $ 115,000          2008:   $  74,000
              2003:   $  54,000          2009:   $  16,000
              2004:   $ 233,000
              2005:   $ 280,000

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                     Year Ended August 31,
                                     ---------------------
                                     2000     1999    1998
                                     ----     ----    ----
   Tax at federal statutory rates     34%      34%     34%
   Surtax exemption                  (19)     (19)    ( 6)
   Operating loss carryforward       (15)     (15)    (28)
                                     ---      ---     ---
                                      - %      - %     - %
                                     ===      ===     ===


Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None

PART III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The following persons are the executive officers and directors of the Company.

Name                            Age  Position with the Company
----                            ---  -------------------------

Mark Kane Goldstein, Ph.D.      62   Chairman of the Board, Vice-
President and Secretary

H. S. Pennypacker, Ph.D.        63   President and Director

Mary Bailey Sellers             52   Treasurer


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

Mary Bailey Sellers
-------------------

     Mary Bailey Sellers has been employed as Controller by the Company since September 1985. She was appointed Treasurer in August 1986. From April 1978 through November 1984, she was employed by Barnett Bank of Alachua County, N.A., and a predecessor bank as Vice President-- commercial loans. Mrs. Sellers devoted her time to her family from December 1984 through August 1985.

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.




Item 11.  Executive Compensation
--------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 2000, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                             Cash Compensation Table
                             -----------------------

          A                      B                     C
-----------------------------------------------------------------------

Name of individual          Capacities in             Cash
or number of persons        which served           Compensation
in a group
All executive officers      All capacities         $83,499.78
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $37,000.00 in compensation during the fiscal year ended August 31,1998.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 1999 fiscal year. In addition,$48,500 was accrued in salary for Dr. Pennypacker and $34,000 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $37,000.00 per year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

                                     PART V

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

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

                              MAMMATECH CORPORATION

By:  /s/  H. S. Pennypacker
   -----------------------------
          H. S. Pennypacker, President

Date:  November 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
Position or Office                                          Date


By:  /s/  Mark Kane Goldstein                               November 30, 2000
   -----------------------------
          Mark Kane Goldstein
          Chairman of the Board


By:  /s/  H. S. Pennypacker                                 November 30, 2000
   -----------------------------
          H. S. Pennypacker
          President and Director



By:  /s/  Mary Bailey Sellers                               November 30, 2000
   -----------------------------
          Mary Bailey Sellers
          Treasurer