Form 10-Q
period 2000-11-30
MAMMATECH CORP
filed 2001-01-16
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Nov. 30, 2000
                  -------------------------
Commission File Number:      0-11050
                       --------------------

                              Mammatech Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                              59-2181303
 ------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)


        930 N.W. 8th Avenue, Gainesville, Florida              32601
         --------------------------------------               --------
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

                         Number of shares outstanding on

                                  Nov. 30, 2000
                      ------------------------------------
                           100,352,500 shares of which
                          6,208,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 12.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                    PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Nov. 30, 2000 and Nov. 30, 1999....................3

         Balance Sheets for Nov. 30, 2000 and
         August 31, 2000........................................4-5

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 2000......................................6

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 1999......................................7

     Notes to Financial Statements for the Quarter
     Ended Nov. 30, 2000..........................................8


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


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............10

     SIGNATURES................................................. 11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)

                                         Three Months Ended
                                 November, 2000   November, 1999

Sales, net                       $     136,927    $     133,434

Cost of sales                    $      32,190    $      33,548
                                 -------------    -------------

Gross Profit                     $     104,737    $      99,886
Selling, general and
 administrative expense          $     115,617    $     107,443
                                 -------------    -------------

Operating Income (Loss)          $     (10,880)   $      (7,557)

Other income
(expense)
Reimbursement (SBIR Grant)              38,555           37,205
 Interest & Dividend Income              7,944            7,462
                                 -------------    -------------
                                        46,499           44.667

Net Income before taxes          $      35,619           37,110
Provision for income taxes               -0-              -0-
Net Income                              35,619           37,110



NET INCOME (LOSS)                       35,619           37,110
                                 =============    =============

Net income (loss) per share              .0003            .0004
                                 =============    =============
Weighted average shares            100,352,500      100,352,500
                                 =============    =============


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets
                                                   Nov. 30, 2000   Aug. 31, 2000
                                                   (Unaudited)        (Audited)
                                                    ---------         ----------
ASSETS

  Cash and Cash Equivalents                         $  616,434        $  541,855
  Available for sale:
         securities                                    174,074           174,074
  Accounts receivable:
    Trade                                               51,043            82,436
    Other                                                  -0-             3,548

  Inventory                                            124,801           141,685
  Deferred tax asset-
         current portion                                 5,223             3,400
  Other current assets

  Total Current Assets                                 971,575           946,998
  --------------------                              ----------        ----------

Property and equipment                                  29,097            22,803
Deferred tax asset-
         Non current portion                           163,977           165,800
Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $66,955 and $64,675
    respectively                                        10,461            11,899
                                                    ----------        ----------

    Total other assets                                 203,535           200,502
    ------------------                              ----------        ----------

TOTAL ASSETS                                        $1,175,110        $1,147,500
                                                    ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 2000
                                and Nov. 30, 2000
                                   (continued)

                                        Nov.2000         Aug 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of long term debt            6,736          6,736
Accounts payable-trade                 $     1,928    $    29,438
Customer deposits                            -0-            -0-
Accrued payable-officer                      6,630          6,630
Accrued salaries                           325,096        298,410
Accrued royalties                           59,021         59,021
                                       -----------    -----------


TOTAL CURRENT LIABILITIES                  399,411        400,235
                                       -----------    -----------


COMMITMENTS
  Long term debt                             -0-            -0-

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                      $    10,046    $    10,046

  Additional paid-in capital             2,811,183      2,811,183
  Accumulated deficit                   (1,875,026)    (1,903,460)
                                       -----------    -----------
                                       -----------    -----------
                                           946,203        917,769

  Valuation allowance: mkt. sec            (22,463)       (22,463)
  Treasury stock at cost,
  6,208,500 shares                      (  148,051)    (  148,051)
                                       -----------    -----------
                                           775,699        747,265
                                       -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                   $ 1,175,110    $ 1,147,500
                                       ===========    ===========


        The accompanying notes are an integral part of these statements.

                            Statements of Cash Flows

                                  November 2000


Net income (loss)                                                     $  35,619
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                          4,500
   Common stock issued for services                                           0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           31,393
    (Increase) decrease in available for sale securities                      0
    (Increase) decrease in inventory                                     16,884
    (Increase) decrease in other assets                                  (1,428)
    (Increase) decrease in deferred tax asset                                 0
    Increase (decrease) in accounts payable                             (27,510)
    Increase (decrease) in accrued expenses                              26,686
                                                                      =========
       Total adjustments                                                 50,525
                                                                      ---------
  Net cash provided by
   operating activities                                                  86,144
                                                                      ---------
Cash flows from investing activities:
   Acquisition of property and equipment                                (11,565)
                                                                      ---------
Net cash (used in) investing activities                                 (11,565)
                                                                      =========

Cash flows from financing activities:
   Repayment of note payable                                                  0
                                                                      ---------
  Net cash (used in)
   financing activities                                                       0
                                                                      ---------

Increase (decrease) in cash                                              74,579
Cash and cash equivalents,
 beginning of period                                                    541,855
                                                                      ---------
Cash and cash equivalents,
 end of period                                                        $ 616,434
                                                                      =========


                 See accompanying notes to financial statements.

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

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 2000



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 2000, and the results of operations and changes in financial position for the three months ended Nov. 30, 2000.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


Net sales for the first quarter of Fiscal 2001 increased 2.6% from the previous quarter and 32% compared to the first quarter of 2000. Operating costs of $115,617 represent a 28.3% decrease 44% relative to the previous quarter but increased 7.6% in comparison to the same period last year. Part of the decrease in operating costs compared to the fourth quarter of 1999 is the result of accruals charged to that period during the audit. The net income for the quarter was 4.01% below that of the first quarter of 1999 but, because of the accruals, cannot be meaningfully compared to the net income of the previous quarter.

During the quarter, the Company began supplying MammaCare Personal Learning Systems to the Department of Health of the State of Florida. This purchase was funded by a grant to the State from the Centers for Disease Control Breast and Cervical Cancer Detection Program. These Learning Systems will be delivered to health care professionals throughout the State, marking the first widespread distribution of the Company's entry level product to this professional community. The Health Department of the State of Kentucky continued to pursue its goal of having MammaCare in every county. Sales to U.S. military medical facilities remained stable. Sales to our German distributor increased slightly over the previous periods.

The Company sought and received a no-cost extension of its Phase II SBIR project funded by the National Cancer Institute. This will allow the Company to complete development of the adaptive versions of the MammaCare Personal Learning Systems for women who are blind or visually impaired and for women who are deaf or hard-of-hearing.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. It continues to seek a relationship with a larger health care organization.



PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a.) Exhibits - None

     (b.) There were no reports filed on Form 8-K during the three months ending
          Nov. 30, 2000.

                                      10-Q

                    For the three months ended Nov. 30, 2000

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAMMATECH CORPORATION

DATE:    01-16-01                          BY:  /s/  Henry S. Pennypacker
     ---------------------                    --------------------------------
                                                     Henry S. Pennypacker
                                                     President and Director

                                           BY:  /s/  Mary Sellers
                                              --------------------------------
                                                     Mary Sellers, Treasurer
                                                     and Chief Financial Officer