Form 10QSB
period 2001-02-28
MAMMATECH CORP
filed 2001-04-16
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Feb. 28, 2001
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

                                                Number of shares outstanding on

                                                         Feb. 28, 2001
                                                --------------------------------

                                                  100,458,333 shares of which
                                                 7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value


The total number of pages of this report is 11.

                              Mammatech Corporation




                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                           PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Feb. 28, 2001 and Feb. 29, 2000.......................   3

         Balance Sheets for Feb. 29, 2001 and
         August 31, 2000.............................................  4-5

         Statement of Cash Flow for the Six Months
         Ended Feb. 28, 2001.........................................   6

         Statement of Cash Flow for the Six Months
         Ended Feb. 29, 2000.........................................   7

     Notes to Financial Statements for the Quarter
     Ended Feb. 28, 2001.............................................   8


         Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..................   9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...................   10

      SIGNATURES.....................................................   11


                                                          Mammatech Corporation
                                                        Statements of Operations
                                                              (Unaudited)


                                                      Six Months Ended                          Three Months Ended
                                              ==================================       ==================================

                                              February 2001       February 2000        February 2001        February 2000
                                              -------------       -------------        -------------        -------------

Sales, net                                   $     207,450        $     225,575        $      70,523        $      92,140
Cost of sales                                       42,789               51,645               10,599               18,095
Gross Profit                                       164,661              173,930               59,924               74,045
Selling, General and Administrative                245,797              205,556              130,180               98,266
Expenses
Operating gain (loss)                              (81,136)             (31,626)             (70,256)             (24,221)
Other Income (SBIR)                                 38,555               74,335                                    37,130
Interest and dividends                              17,065               15,466                9,121                8,004
                                                                  -------------                             -------------
                                                                         89,801                                    45,134

Net income before taxes                            (25,516)              58,175              (61,135)              20,913
Provision for income tax                               -0-                  -0-                  -0-                  -0-
Net Income (loss)                                  (25,516)              58,175              (61,135)              20,913


Net Income (loss) per share                            .00                  .00                  .00                  .00


Weighted average shares                        100,458,333          100,352,500          100,458,333          100,352,500



The accompanying notes are an integral part of the financial statements.


                                                                    3

                              Mammatech Corporation

                                 Balance Sheets


                                                         Feb. 28,      Aug. 31,
                                                           2001         2000
                                                       ----------     ----------
                                                       (Unaudited)     (Audited)

ASSETS
------

  Cash and Cash Equivalents                            $  626,516     $  541,855
   Marketable securities                                  174,074        174,074

  Accounts receivable:
    Trade                                                  14,988         82,436
    Other                                                    --            3,548
  Inventory                                               125,888        141,685
  Other current assets
     Deferred tax asset-
         current portion                                    3,400          3,400

  Total Current Assets                                    944,866        946,998

Property and equipment                                     27,070         22,803

Other assets:
  Deferred tax asset-
   Non current portion                                    166,600        165,800


  Patents, trademarks, and other intangibles,
    net of accumulated amortization of
    $53,080 and $46,942 respectively                        8,899         11,899


Total other assets                                        175,499        177,699
                                                       ----------     ----------

TOTAL ASSETS                                           $1,147,435     $1,147,500
                                                       ==========     ==========


The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 2000
                                and Feb. 28, 2001
                                   (continued)

                                                   Feb. 2001         Aug. 2000
                                                   ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current portion of long term debt                 $     6,736       $     6,736
Accounts payable-trade                                  3,706            29,438
Accrued payable-officer                                 6,630             6,630
Accrued salaries                                      357,598           298,410
Accrued royalties                                      59,021            59,021
                                                  -----------       -----------


TOTAL CURRENT LIABILITIES                             433,691           400,235
                                                  -----------       -----------
COMMITMENTS

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                 $    10,046       $    10,046

  Additional paid-in capital                        2,811,183         2,811,183
  Accumulated deficit                              (1,936,981)       (1,903,460)
                                                  -----------       -----------
                                                      884,248           917,769
  Valuation allowance for
  marketable securities                               (22,453)          (22,453)

  Treasury stock at cost,
    6,208,500 shares                                 (148,051)         (148,051)
                                                  -----------       -----------
                                                      713,744           747,265
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $ 1,147,435       $ 1,147,500
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 2001



Net income (loss)                                                     $ (25,561)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization                                          9,000
   Common stock issued for services                                        --

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           70,996
    (Increase) decrease in available for sale securities                   --
    (Increase) decrease in inventory                                     15,797
    (Increase) decrease in other assets                                    --
    (Increase) decrease in deferred tax asset                              (800)
    Increase (decrease) in accounts payable                             (25,732)
    Increase (decrease) in accrued expenses                              59,188
       Total adjustments                                                128,449
                                                                      ---------
  Net cash provided by
   operating activities                                                 102,888
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                (18,227)
                                                                      ---------
   Net cash (used in) investing activities                              (18,227)
                                                                      ---------

Cash flows from financing activities:
   Repayment of note payable

 Net cash (used in)
   financing activities

Increase (decrease) in cash                                              84,661
Cash and cash equivalents,
 beginning of period                                                    541,855
                                                                      ---------
Cash and cash equivalents, end of period                              $ 626,516


See accompanying notes to financial statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 2000


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

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 28, 2001


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 2001, and the results of operations and changes in financial position for the three months ended Feb. 28, 2001.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The results of the second quarter of Fiscal 2001 were disappointing, but not entirely unexpected. Sales revenues decreased by 23.5% from the same period a year ago and declined by 49% in comparison to the previous quarter. Similarly, gross profit decreased by 19% compared to the second quarter of 1999 and by 40% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter increased by 21.2% and were 32.5% greater that in the second quarter of 1999. The resulting net loss of $61,135 compares to a gain of $35,619 the first quarter and $20,913 during the second quarter last year.

A similar picture emerged with respect to the six-month figures. Sales revenues decreased by 8% while operating expense increased by 19.6% compared to the first six months of 1999. The net result for the first half of the year therefore shows a decrease of $83,691 compared to the same period a year ago.

The company anticipated a downturn in product sales early in the year associated with the general economic slump. In response, the company invested substantial resources to create and staff an in-house marketing department. These activities account for the relative large increases in G & A expense compared to previous periods. Formerly, marketing was conducted by the company officers through personal contact with customers, via the www.mammacare.com website and by advertising in national journals. While these activities continue, the Marketing department initiated a national sales campaign and published our first color catalog. This piece has been mailed to over 5000 health professionals. The company intends to expand its investment in this operation because early results indicate a positive response and an expanding customer base. It is expected that the expenses of this operation will exceed the returns for the remainder of this fiscal year and possibly longer. It is also expected that expanded marketing will produce a wider audience for the companies products and greater revenues in the long term.

The Company continues to make progress on its research program supported by a no-cost extension of its SBIR grant from the National Cancer Institute. Data collection from the visually impaired study population is complete and is nearly complete with respect to the deaf and hearing impaired cohort. Products resulting from the study of the visually impaired population are now available on the web site.

The Company trained 10 MammaCare Specialists during the quarter, up from 7 the previous quarter, and equal to the number trained during the second quarter of 1999. Weather forced postponement of two Specialist trainings. One of the Specialists trained this quarter is from Germany and will be assisting in presenting MammaCare to the professional market in Europe. Sales to our German distributor are steady.

The Company is continuing its collaborative effort with a research and development corporation in Rockville, MD. This organization has obtained an extension of its SBIR Phase II grant to automate portions of the Company's clinical breast examination training technology. It is anticipated that testing of prototype units will begin later this year.

The Company remains essentially debt free and has no immediate liquidity problems. It continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Feb. 29, 2001.

                                      10-Q

                    For the three months ended Feb. 28, 2001
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MAMMATECH CORPORATION





DATE: April 13, 2001                    BY: /s/  Henry S. Pennypacker
                                            ------------------------------------
                                                 Henry S. Pennypacker,
                                                 President and Director


                                        BY: /s/  Mary Sellers
                                            ------------------------------------
                                                 Mary Sellers, Treasurer and
                                                 Chief Financial Officer