Form 10-Q
period 2001-05-31
MAMMATECH CORP
filed 2001-07-16
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                 May 31, 2001
                  ------------------------------------------------
Commission File Number:              0-11050
                       -------------------------------------------

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

                                                Number of shares outstanding on

                                                        May 31, 2001
                                                -------------------------------
                                                 100,352,500 shares of which
                                                7,408,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                  PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 2001 and May 31, 2000....................3

         Balance Sheets for May 31, 2001
         August 31, 2000......................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 2001.....................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 2000.....................................7

         Notes to Financial Statements for the Quarter
         Ended May 31, 2001.....................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations........ 9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.............10

         SIGNATURES........................................... 11



                                     Mammatech Corporation
                                   Statements of Operations
                                          (Unaudited)

                                    Nine Months Ended                Three Months Ended
                                   May              May               May             May
                                   2001             2000             2001             2000

Sales, net                   $     310,224          344,529    $     102,774          118,954

Cost of sales                       68,489           83,084           25,700           31,370
                             -------------    -------------    -------------    -------------

Gross Profit                       241,735          261,445           77,074           87,584
Selling,general
and adminstra-
tive expense                 $     357,834          306,437          112,130          101,487
                             -------------    -------------    -------------    -------------


Operating Income                  (116,099)         (44,992)         (35,056)         (13,903)
                             -------------    -------------    -------------    -------------
    (Loss)

Other income
(expense)
 Interest &
 Dividend Income                    28,615           25,536           11,415           10,070

 SBIR Grant                         38,555          111,797             --             37,461
    reimb                    -------------    -------------    -------------    -------------
                                    67,170          137,333           11,415           47,531

Utilization of oper
loss carryforward                      -0-              -0-              -0-              -0-


Net income before
   taxes                           (48,929)          92,341          (23,641)          33,628
Provision for income
   tax                                 -0-              -0-              -0-              -0-


NET INCOME (LOSS)                  (48,929)          92,341          (23,641)          33,628
                             -------------    -------------    -------------    -------------

Net income (loss)
per share                              .00              .00              .00              .00
                             =============    =============    =============    =============

Weighted
average shares                 100,362,500      100,352,500      100,362,500      100,352,500
                             =============    =============    =============    =============

           The accompanying notes are an integral part of the financial statements.


                                              -3-

                              Mammatech Corporation

                                 Balance Sheets

                            May 31, 2001                   Aug. 31, 2000
                            (Unaudited)                      (Audited)
                             ---------                       ---------


ASSETS
------

  Cash and Cash Equivalents   $633,253                        541,855
    Marketable Securities      174,074                        174 074

  Accounts receivable:
    Trade                       32,624                         82,436
    Other                         --                            3,548


  Inventory                    112,773                        141,685
    Other current assets
     Deferred tax asset-
      current portion            3,400                          3,400

  Total Current Assets         956,124                        946,998

Property and equipment          24,070                         22,803

Other assets:
     Deferred tax asset-
      Non current portion      166,600                        165,800

  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively.                7,399                         11,899
                              --------                       --------

         Total other assets    173,999                        177,699

TOTAL ASSETS                $1,154,193                     $1,147,500


    The accompanying notes are an integral part of the financial statements.

                             Mammatech Corporation
                                 Balance Sheets


                              As of August 31, 1999
                                and May 31, 2001
                                   (continued)

                                            May 2001            Aug 2000
                                            --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
-------------------
Accounts payable-trade                    $    1,853          $    29,438
Accrued payable-officer                        6,630                6,630
Current portion of long term debt              6,260                6,736
Accrued salaries                             390,098              298,410
Accrued royalties                             59,021               59,021
                                          ----------           ----------

TOTAL CURRENT LIABILITIES                    463,862              400,235

COMMITMENTS
 Long term debt                                 --                   --

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                         $   10,046          $    10,046

  Additional paid-in capital               2,811,183            2,811,183
  Accumulated deficit                     (1,960,394)          (1,903,460)
                                          ----------           ----------
                                             860,835              917,769
  Valuation allowance for
    marketable securities                    (22,453)             (22,453)

  Treasury stock at cost,
    6,208,500 shares                      (  148,051)          (  148,051)
                                          ----------           ----------
                                             690,331              747,265

TOTAL LIABILITIES AND                     $1,154,193           $1,147,500
STOCKHOLDERS' EQUITY


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                   May 31,2001



Net income (loss)
         Adjustments to reconcile net income (loss) to net         $ (48,929)
         cash provided by operating activities:
         Depreciation and amortization                                10,500

Changes in assets and liabilties:
         (Increase) decrease in accounts receivable                   53,360
         (Increase) decrease in inventory                             31,867
         (Increase) decrease in deferred tax asset                      (800)
          Increase (decrease) in accounts payable                    (27,585)
          Increase (decrease) in accrued expenses                     91,688
                                                                     -------

           Total adjustments
          Net cash provided by operating activities                  110,101
                                                                     -------

Cash flows from investing activities:
          Acquisition of property and equipment
          Net cash used in investing activities                      (18,227)

Cash flows from financing activities:
         Repayment of note payable
         Net cash used in financing activities                          (476)

Increase (decrease) in cash                                           91,398
         Cash and cash equivalents, beginning of period              541,855
         Cash and cash equivalents, beginning of period              633,253

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                  May 31, 2000






Net cash flow from operating activities           $ 92,340
                                                  ========

Adjustments to reconcile to net income
     Operating activities
        (Inc)/Dec accounts receivable               37,120
        (Inc)/Dec inventory                          5,291
        (Inc)/Dec other assets                       9,051
        Inc/(Dec) accounts payable                  (3,587)
        Inc/(Dec) accrued expenses                  14,416
                                                  --------
Net cash provided by operating activities           62,291

Investing Activities:
   Accrual:amortization for product development    (14,205)
     Sale of certificate of deposit                  -0-
                                                  --------
Net cash from investing activities                 (14,205)

Financing activities:                                -0-
Net increase (decrease) in cash                    140,426

Beginning cash                                     498,212
                                                  --------

Ending cash                                       $638,638
                                                  ========

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 2001



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2001, and the results of operations and changes in financial position for the three months ended May 31, 2001.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 2001 were somewhat encouraging. Sales increased 45.7% over the previous quarter but were 13.6% less than sales during the third quarter of 2000.The operating loss of $35,056 represents a 50% reduction from that of the previous quarter but is 152% greater than the figure for the third quarter of 1999. The operating loss is largely the result of an expanded marketing effort that is just now beginning to show a positive effect on sales. Since SBIR reimbursement is no longer included, the net loss of $23,641 represents a 70.3% reduction in income from the third quarter of 2000, but a 72% improvement relative to the previous quarter.

The nine month figures show an 10.0% decline in sales for the current year compared to last year and a substantial decline in both cost of sales (23.6%) and gross profit (-7.5%). Net income for the period declined by 152%, again partly as a result of the cessation of the SBIR grant.

During the quarter, the Company sent a delegation to the annual meeting of the National Consortium of Breast Centers. Prior to the meeting, the Company sent MammaCare Personal Learning Systems to 63 participants who then took part in a day-long training experience. This exposure generated substantial interest in the MammaCare Specialist Training Program in addition to stimulating modest product sales on site. The Company also trained seven new MammaCare Specialists during the quarter.

Early in the quarter, the Company introduced an improved version of its basic training model. Reception has been enthusiastic, especially on the part of established customers.

The Company was visited in April by our German Distributor. Extensive discussions were held concerning the future of MammaCare in Europe and specific plans for expansion in Germany. There can be no assurance that these plans will materialize or, if they do, that substantial revenue to the Company will result.

The Company remains debt free and has no immediate liquidity problems. It continues to seek an affiliation with a larger organization devoted to providing high quality products and services in the women's health care marketplace.

PART II - OTHER INFORMATION
===========================


Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending May 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

DATE:                                       BY:  /s/  Henry S. Pennypacker
     --------------------------------          -------------------------------
                                                      Henry S. Pennypacker,
                                                      President and Director

BY:  /s/  Mary Sellers
   ----------------------------------
          Mary Sellers, Treasurer and
          Chief Financial Officer