Form 10-K
period 2001-08-31
MAMMATECH CORP
filed 2001-11-29
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-11-50
      August 31, 2001

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

                                  Common Stock
                               ------------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         -----  -----

The aggregate market value of the Company's common stock held by non-affiliates as of November 29 was $357,274 based on the average bid and asked price. As of November 29, there were 100,452,500 shares of the Company's common stock outstanding. Of this sum, 6,208,500 shares are treasury shares.


Total Number of Pages: 38                           Exhibit Index is on Page: 37

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
INTRODUCTION
------------

     The Company owns all rights to, subject to certain minor royalties, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life- like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness", that characterizes most breast tissue.

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

     Largely as a result of the efforts of this individual, the California Division of the American Cancer Society adopted several features of MammaCare for enhancement of their national Special Touch program. Specifically, the Company provides its patented training models to Special Touch Facilitators who have undergone training approved by the Company. These individuals may also purchase the Company's Home Practice Model for use by participants in California ACS BSE training programs. In November of 1989, the California Division received an Honors Citation for its Special Touch Program from the National Office of the American Cancer Society. To date, the Company has shipped over $100,000 worth of products to California ACS chapters or affiliated individuals under this arrangement.

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

U.S. Trademark   M & Design         1,310,918       Issued
                                                    12/25/84

U.S. Trademark   Hand Design        1,357,256       Issued
                                                    8/27/85

U.S. Trademark   MammaCare          1,445,641       Issued
                                                    6/30/87

---------------------------------------------------


COPYRIGHTS
---------                            Regis-
                                     tration
Type                Name             Number      Effective for:
----                ----             -------     --------------

Advertising         What Am I      TX1-199-545   75 years from
Brochure            Supposed to                  9/29/83
                    Feel?


Test Form           MammaTest      TX1-234-492   75 years from
                                                 12/14/83

Instructional       The MammaCare  TX1-259-524   75 years from
Manual              Method                       12/29/83

ITEM 2.  PROPERTIES
-------------------

     The Company's facilities house its executive offices and MammaCare Center. Located at 930 N.W. 8th Avenue, Gainesville, Florida, the Company's offices are approximately 2,700 square feet. Rent is $1295.25 per month plus utilities. These facilities are adequate for the Company's current business operations. The Company does not anticipate difficulties in obtaining additional office facilities in Gainesville at comparable rates should operations expand sufficiently. The Company rents these facilities from an unrelated party on a month- to-month basis. The Company owns a completely equipped modular factory unit that is housed within a building owned by RTS Laboratories, Inc. (RTS), a non-affiliated organization located in Alachua, Florida. RTS supplies personnel and manufactures the Company's models under contract, using the Company's modular facility, materials, and equipment.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There is no current or pending litigation involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not Applicable.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED
-----------------------------------------------------------------
SHAREHOLDER MATTERS
-------------------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 2001, the bid value of the stock ranged from $0.001 to $0.05.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.


     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           ------------

     November 30, 1988          $   0.005              $   0.005
     February 28, 1989          $   0.01               $   0.0025
     May 31, 1989               $   0.01               $   0.01
     August 31, 1989            $   0.01               $   0.004
     November 30, 1989          $   0.01               $   0.0075
     February 28, 1990          $   0.01               $   0.005
     May 31, 1990               $   0.01               $   0.005
     August 31, 1990            $   0.01               $   0.001
     November 30, 1990          $   0.01               $   0.001
     February 29, 1991          $   0.01               $   0.001
     May 31, 1991               $   0.01               $   0.001
     August 31, 1991            $   0.01               $   0.001
     November 30, 1991          $   0.01               $   0.001
     February 29, 1992          $   0.01               $   0.001
     May 31, 1992               $   0.01               $   0.001
     August 31, 1992            $   0.01               $   0.001
     August 31, 1996            $   0.01               $   0.005
     August 31, 1997            $   0.01               $   0.001
     August 31, 1998            $   0.24               $   0.001
     August 31, 1999            $   0.08               $   0.010
     August 31, 2000            $   0.30               $   0.010
         August 31, 2001        $   0.05               $   0.001

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2001, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.






ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Summary of Consolidated Statements of Operations


YEAR ENDED             Aug.31,     Aug.31,     Aug.31,     Aug.31,     Aug.31,
                        2001        2000        1999        1998        1997
                       -------     -------     -------     -------     -------
Revenues from          539,414     464,153     468,206     541,911     438,755
Operations
Net Income              12,521       4,532     201,934     150,545     143,578
(Loss)
Income (Loss)                0           0           0           0           0
per Common
Share




Summary of Consolidated Balance Sheet
-------------------------------------


YEAR ENDED            Aug.31,     Aug.31,     Aug.31,      Aug.31,     Aug.31,
                       2001        2000        1999         1998        1997
                      -------     -------     -------      -------     -------
Total Assets         1,242,465   1,147,500   1,065,127     769,143     530,184

Total                  525,082     400,235     307,368     233,987     112,825
Liabilities



YEAR ENDED             Aug.31,     Aug.31,     Aug.31,     Aug.31,     Aug.31,
                        2001        2000        1999        1998        1997
                       -------     -------     -------     -------     -------
Shareholder's          717,383     747,265     757,759     543,216     417,359
Equity


During these periods, no cash dividends were declared or paid.
--------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULT OF OPERATIONS
--------------------

     Results of Operations.
     ----------------------

     Sales for 2001 were the highest in the Company's history. The 2001 sales total of $539,414 represents a increase of 16.2% compared to the previous year and a increase of 15.2% compared to 1999. Export sales of $41,895 accounted for 7.7% of the total, up from 5.04& the previous year. Figure 1 shows the progress of sales since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

                               [GRAPHIC OMITTED]
                  Figure 1 Sales Revenues for Mammatech:1987-
                                      2001

     The Company's operating expense decreased by 7.28% in comparison to 2000 and by 3.09% with respect to the 1999 figure. The resulting operating loss of $68,718 is reduced by 64% in comparison to last year and by 60.4% compared to 1999. Since 1998, this figure has been elevated due to the need for additional staff assigned to a three-year NCI SBIR Phase II grant awarded to the Company. This expense continued during the 2001 but was reimbursed in the amount of $38,557. The Company's pretax net income for the year was $12,521, up significantly (176%) from $4,532 in the previous year.

     The major focus of the Company's marketing activities during the year was the expansion of its direct mail program. This was enhanced by the production and distribution of the Company's first catalogue which has been carefully coordinated with the web site. Enhanced sales, particularly from new customers, was the principal result of this activity which is now being expanded.

     The Company introduced two major new products during the year. The first is a greatly improved version of its basic patented training model which anchors the MammaCare Professional Learning System. The second new product is an economy version of the MammaCare Lump Chart, introduced last year. Demand for the new lump chart already exceeds that of the earlier version and is expected to remain brisk.

     During the year, a number of research reports appeared in the medical literature suggesting manual examination of the breast is essentially equivalent to mammography with respect to effectiveness in detecting early stage breast cancer. The result has been an upsurge in interest on the part of medical schools and training programs in the Company's training systems and products. The Company therefore continued its emphasis on its professional training program during 2001, producing 40 Certified MammaCare Specialists, down from 52 the previous year. Four of these individuals are employees of the World Bank and were trained in a satellite training facility at George Washington University. Additionally, the company provided training for 65 attendees at the annual meeting of the Nation Consortium of Breast Centers. A number of these individuals have sought additional training as a result of this exposure and others are expected to do so as well.

     Medical professionals seeking MammaCare Professional Training represent a variety of health care organizations. Many are associated with the U.S. Centers for Disease Control, Breast and Cervical Cancer Project (BCCP)and other federal and state facilities. Others come from military facilities. Professional training continues to be a significant source of revenue for the Company, although there can be no assurance that it will continue.

     The Company also benefits from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System video tape and printed materials. The distributor continues an extensive promotional campaign in both the electronic and print media. The distributor is now actively marketing and modest sales are continuing. Discussions concerning formation of a MammaCare training center in Germany are now in the beginning stages. There can be no assurance that such a center will materialize or that, even if it does, that there will be substantial revenue to the Company as a result.

     The Company continues to participate in a cooperative agreement with Medical Informatics, a division of Multi-Media Systems, Inc. This arrangement provides for joint development of an automated version of the Company's clinical breast examination technology. This work is supported primarily by a NCI Phase II SBIR grant to Multi-Media Systems. There can be no assurance that a marketable product will result from this collaboration or that any revenues will accrue to the Company as a result.

     Finally, the Company continued during the year to conduct its research program under a Phase II grant in the amount of $592,000 from the Small Business Innovative Research (SBIR) Program of the National Institutes of Health. The purpose of this project is to develop versions of MammaCare suitable for use by women with sensory impairments. The portion of the project devoted to the blind and visually impaired has been completed and sales are just now beginning. Work on a companion product for the hearing impaired is nearing completion. The Company sought and received a one-year no-cost extension of the project in order to complete data collection and analysis. Data are being collected via the internet using a site and an interactive technology that may in the future be used with certain of the Company's other products.


     Liquidity
     ---------

     At the close of the 2001 fiscal year, the Company's assets totaled $1,242,465 compared to $1,147,500 at the close of 2000. The Company has sufficient liquid assets to meet current and foreseeable obligations.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,260 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.


     Capital Resources.
     ------------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.


ITEM 8.  FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
-----------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2001 and 2000, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.




                            /s/  James E. Scheifley & Associates, P.C.
                            ------------------------------------------
                                 James E. Scheifley & Associates, P.C.
                                 Certified Public Accountants

Englewood, Colorado
September 27, 2001



                              Mammatech Corporation
                                 Balance Sheets
                            August 31, 2001 and 2000


                                     ASSETS
                                     ------
                                                          2001           2000
                                                      -----------    -----------
Current assets:
  Cash                                                $   578,054    $   541,855
  Available for sale securities                           217,908        174,074
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $7,908 and $8,670                128,861         82,436
  Accounts receivable - other                                   0          3,548
  Inventory                                               105,448        141,685
  Deferred tax asset - current portion                      5,100          3,400
                                                      -----------    -----------
      Total current assets                              1,035,371        946,998


Property and equipment, at cost, net of
  accumulated depreciation of $215,464 and $204,595        26,488         22,803

Deferred tax asset - non-current portion                  161,890        165,800
Patents, trademarks and other intangibles, net of
  accumulated amortization of $82,572 and $72,292          18,716         11,899
                                                      -----------    -----------
                                                      $ 1,242,465    $ 1,147,500
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                         6,260          6,736
  Accounts payable - trade                                 24,433         29,438
  Accounts payable - officers                               6,630          6,630
  Accrued salaries                                        416,189        298,410
  Accrued royalties                                        71,570         59,021
                                                      -----------    -----------
      Total current liabilities                           525,082        400,235

Long-term debt                                                  0              0

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 100,462,500 and
  100,452,500 shares issued and outstanding                10,046         10,046
 Additional paid-in capital                             2,811,183      2,811,183
 Accumulated deficit                                   (1,890,939)    (1,903,460)
                                                      -----------    -----------
                                                          930,290        917,769
 Valuation allowance for marketable securities            (64,856)       (22,453)
 Treasury stock, at cost, 6,208,500 shares               (148,051)      (148,051)
                                                      -----------    -----------
                                                          717,383        747,265
                                                      -----------    -----------
                                                      $ 1,242,465    $ 1,147,500
                                                      ===========    ===========


                 See accompanying notes to financial statements.

                                                                               21



                                        Mammatech Corporation
                                        Statements of Income
                             Years Ended August 31, 2001, 2000 and 1999

                                                         2001             2000             1999
                                                    -------------    -------------    -------------
Sales, net                                          $     539,414    $     464,153    $     468,206
Cost of sales                                             128,318          130,276          146,878
                                                    -------------    -------------    -------------
Gross profit                                              411,096          333,877          321,328

Selling, general and administrative expenses              479,814          517,491          494,593
                                                    -------------    -------------    -------------
Income (loss) from operations                             (68,718)        (183,614)        (173,265)

Other income and (expense):
  Interest expense                                         (1,624)               0             (132)
  Loss on sale of investment securities                         0                0          (10,228)
  Other income                                             38,557          152,243          186,440
  Interest and dividend income                             46,516           36,703           29,119
                                                    -------------    -------------    -------------
                                                           83,449          188,946          205,199

Income before income taxes                                 14,731            5,332           31,934
Provision for income taxes                                 (2,210)            (800)         170,000
                                                    -------------    -------------    -------------

Net income                                          $      12,521    $       4,532    $     201,934
                                                    =============    =============    =============

Basic and fully diluted earnings per share:
 Net income                                         $        0.00    $        0.00    $        0.00
                                                    =============    =============    =============

 Weighted average shares outstanding                  100,462,500      100,458,333      100,352,500
                                                    =============    =============    =============




  Net income (loss)                                 $      12,521    $       4,532    $     201,934
   Unrealized gain (loss) from investments net of
    income taxes                                          (27,986)         (10,115)           7,464
                                                    -------------    -------------    -------------
  Comprehensive income                              $     (15,465)   $      (5,583)   $     209,398
                                                    =============    =============    =============


                           See accompanying notes to financial statements.

                                                                                                 22



                                Statement of Stockholders' Equity
                                      Mammatech Corporation


                                                                     Additional
                                            Common                     Paid-in      Treasury
                                            Shares        Amount       Capital        Stock
                                         -----------   -----------   -----------   -----------
Balance, August 31, 1998                 100,352,500   $    10,035   $ 2,809,594   $  (148,051)

Common stock issued for services             100,000            10         1,290          --

Increase in market value of securities          --            --            --            --

Net income for the year                            0             0             0             0
                                         -----------   -----------   -----------   -----------

Balance, August 31, 1999                 100,452,500        10,045     2,810,884      (148,051)

Common stock issued for services              10,000             1           299          --

(Decrease) in market value of
securities                                      --            --            --            --

Net income for the year                            0             0             0             0
                                         -----------   -----------   -----------   -----------

Balance, August 31, 2000                 100,462,500        10,046     2,811,183      (148,051)

(Decrease) in market value of
securities                                      --            --            --            --

Net income for the year                            0             0             0             0
                                         -----------   -----------   -----------   -----------

Balance, August 31, 2001                 100,462,500   $    10,046   $ 2,811,183   $  (148,051)
                                         ===========   ===========   ===========   ===========


                                                                                             23



                         Statement of Stockholders' Equity
                               Mammatech Corporation
                                      (Con't)


                                         Securities
                                          Valuation     Accumulated
                                           Reserve        Deficit         Total
                                         -----------    -----------    -----------
Balance, August 31, 1998                 $   (18,436)   $(2,109,926)   $   543,216

Common stock issued for services                   0           --            1,300

Increase in market value of securities        11,309           --           11,309

Net income for the year                            0        201,934        201,934
                                         -----------    -----------    -----------

Balance, August 31, 1999                      (7,127)    (1,907,992)       757,759

Common stock issued for services                   0           --              300

(Decrease) in market value of
securities                                   (15,326)          --          (15,326)

Net income for the year                            0          4,532          4,532
                                         -----------    -----------    -----------

Balance, August 31, 2000                     (22,453)    (1,903,460)       747,265

(Decrease) in market value of
securities                                   (42,403)          --          (42,403)

Net income for the year                            0         12,521         12,521
                                         -----------    -----------    -----------

Balance, August 31, 2001                 $   (64,856)   $(1,890,939)   $   717,383
                                         ===========    ===========    ===========


                                                                          23(Con't)



                                 Mammatech Corporation
                               Statements of Cash Flows
                      Years Ended August 31, 2001, 2000 and 1999

                                                    2001        2000         1999
                                                 ---------    ---------    ---------

Net income (loss)                                $  12,521    $   4,532    $ 201,934
  Adjustments to reconcile net income (loss)to
net
   cash provided by operating activities:
   Depreciation and amortization                    16,788       22,454      (21,737)
   Common stock issued for services                      0          300        1,300
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable     (42,877)      11,547      (19,358)
    (Increase) decrease in available for sale
securities                                         (86,237)    (112,894)      29,180
    (Increase) decrease in inventory                36,237       42,686       17,203
    (Increase) decrease in other assets             (3,424)     (12,705)      43,054
    (Increase) decrease in deferred tax asset        2,210          800     (170,000)
    Increase (decrease) in accounts payable         (5,005)      (6,983)     (12,174)
    Increase (decrease) in accrued expenses        130,328       99,850       93,615
                                                 ---------    ---------    ---------
       Total adjustments                            48,020       45,055      (38,917)
                                                 ---------    ---------    ---------
  Net cash provided by
   operating activities                             60,541       49,587      163,017
                                                 ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of property and equipment           (23,866)      (5,944)      (7,545)
                                                 ---------    ---------    ---------
Net cash (used in) investing activities            (23,866)      (5,944)      (7,545)
                                                 ---------    ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                          (476)           0            0
                                                 ---------    ---------    ---------
  Net cash (used in)
   financing activities                               (476)           0            0
                                                 ---------    ---------    ---------

Increase (decrease) in cash                         36,199       43,643      155,472
Cash and cash equivalents,
 beginning of period                               541,855      498,212      342,740
                                                 ---------    ---------    ---------
Cash and cash equivalents,
 end of period                                   $ 578,054    $ 541,855    $ 498,212
                                                 =========    =========    =========


                 See accompanying notes to financial statements.

                                                                                  24

                              Mammatech Corporation
                            Statements of Cash Flows
                   Years Ended August 31, 2001, 2000 and 1999

                                                  2001        2000        1999
                                                --------    --------    --------

Supplemental cash flow information:
   Cash paid for interest                       $      0    $    132    $    829
   Cash paid for income taxes                   $   0.00    $   0.00    $   0.00


Non-cash investing and financing acticities:
Increase (decrease) in investment valuation
reserve                                         $(42,403)   $(15,326)   $ 11,309


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2001


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

     Advertising
     Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $6,226, $4,182 and $673 for the years ended August 31, 2001, 2000 and 1999, respectively.

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


     Note 2. Related Party Transactions

     The Company occupies office and clinic space pursuant to a month-to-month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $15,069, $13,497, and $14,885 for the years ended August 31, 2001,
     2000, and 1999, respectively.

     During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid prior to the year ended August 31, 1998. The balance of the advances was $6,630 at August 31, 2001.

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

     During the year ended August 31, 2001 the Company increased its investment in a high-income mutual fund by $86,237. The aggregate market value of the funds amounted to $217,908 at August 31, 2001. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was ($64,856) at August 31, 2001 and the change in net unrealized holding (losses) for the year ended August 31, 2001 amounted to $(42,403).


     Note 4. Property and Equipment

     Property and equipment consists of the following, at cost, at August 31:

                                                2001      2000
                                              --------  --------
           Furniture and equipment            $225,817  $211,263
           Leasehold improvements               16,135    16,135
                                               -------   -------
                                               241,952   227,398
           Less: accumulated depreciation      215,464   204,595
                                               -------   -------
                                              $ 26,488  $ 22,803
                                               =======   =======

     Depreciation charged to operations was $10,869, $17,193 and $17,115 during the years ended August 31, 2001, 2000, and 1999, respectively.


     Note 5. Note Payable

     At August 31, 2001 the Company had an unsecured note payable due to a vendor in the principal amount of $6,260 with interest at 8% per annum. The Company plans repay the note in full during the year ended August 31, 2002.

     Note 6. Commitments and Contingencies

     In connection with the acquisition of the patent rights for the Company's system of breast self-examination, the Company has paid $11,787 to the University of Florida for its release of all patent rights. In addition, 7 inventors also held certain patent rights to the Company's process. Three of these individuals, who are principal shareholders of the Company, contributed their rights to the Company at the inception of the Company in 1981 at $0 value. The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $435,719, $379,154, and $449,802 for the years ended August 31, 2001, 2000, and 1999, respectively. The related royalty expense was $12,549, $10,920, and $12,954 for the years ended August 31, 2001, 2000, and 1999, respectively.

     The aggregate royalties payable to the inventors is as follows:

                                  Sales           Royalty
                        ---------------------------------
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


     Note 7. Concentration of Credit Risk/Major Customers

     During the years ended August 31, 2001, 2000 and 1999, the Company had no single customer that accounted for more than 10% of its total sales.

     At August 31, 2001 the Company has $545,447 on deposit in uninsured money market accounts.

     The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

     The Company made sales to customers located in foreign countries amounting to $41,895 during the year ended August 31, 2001.


     Note 8. Other Income

     During September 1997, the Company received final approval for a research grant aggregating $592,000 to offset the costs associated with a program to promote breast self-examination for disabled women. The grant was issued to the Company by the US Department of Health and Human Services and has a two- year term ending September 29, 1999 and has been extended for an additional term. Funds received for services provided under the grant for the years ended August 31, 2001, 2000 and 1999 amounted to $38,557, $152,243 and $186,440, respectively.


     Note 9. Income Taxes

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has recorded a deferred tax asset during the year ended August 31, 1999, related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expects to generate during the remaining term of the loss carryforward ($500,000). The Company has provided a reserve of approximately $140,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve has decreased by approximately $75,000 from the amount recorded at August 31, 2000 due principally to the expiration or utilization of $228,000 of the loss carryforward during 2001.

     At August 31, 2001, the Company had net operating loss carryforward aggregating approximately $903,000, which expires as follows:

                   2002:   $ 115,000          2007:   $ 131,000
                   2003:   $  54,000          2008:   $  74,000
                   2004:   $ 233,000          2009:   $  16,000
                   2005:   $ 280,000


     The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                          Year Ended August 31,
                                          ---------------------
                                          2001     2000    1999
                                          ----     ----    ----
        Tax at federal statutory rates     34%      34%     34%
        Surtax exemption                  (19)     (19)    (19)
        Operating loss carryforward       (15)     (15)    (15)
                                          ---      ---     ---
                                           - %      - %     - %
                                          ===      ===     ===


     Item 9. Disagreements on Accounting and Financial Disclosure
     ------------------------------------------------------------

     None

PART III
--------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The following persons are the executive officers and directors of the Company.

Name                           Age      Position with the Company
----                           ---      -------------------------

Mark Kane Goldstein, Ph.D.     63       Chairman of the Board, Vice-
President and Secretary

H. S. Pennypacker, Ph.D.       64       President and Director

Mary Bailey Sellers            53        Treasurer


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

     Dr. Pennypacker is the author or co-author of four books and over fifty articles and book chapters dealing with various aspects of behavioral research and behavioral medicine. He is a past President of the International Association for Behavior Analysis, the Society for Advancement of Behavior Analysis, and the Florida Association for Behavior Analysis. He serves as a member of the Board of Trustees of the Cambridge Center for Behavioral Studies and was recently elected Chairman of its newly formed Board of Directors. On August 10, 1990, Dr. Pennypacker received an award from the California Division of the American Cancer Society in recognition of his "...pioneering contribution to breast self-examination education."

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

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.


Item 11. Executive Compensation
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 2001, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                            Cash Compensation Table
                            -----------------------

        A                        B                      C
--------------------------------------------------------------------------------

Name of individual          Capacities in            Cash
or number of persons        which served           Compensation
in a group
All executive officers      All capacities         $47,187.37
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $37,500.00 in compensation during the fiscal year ended August 31,1998.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 2001 fiscal year. In addition,$61,797 was accrued in salary for Dr. Pennypacker and $55,984 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $37,500.00 per year.


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

Financial Statements                          Pages 17 to 24


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2001.

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

                                            MAMMATECH CORPORATION


                                            By:  /s/  H. S. Pennypacker
                                               --------------------------------
                                                      H. S. Pennypacker,
                                                      President

Date: November 29, 2001





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
---------
Position or Office                                        Date
------------------                                        ----

/s/  Mark Kane Goldstein                                  November 29, 2001
----------------------------------
     Mark Kane Goldstein
     Chairman of the Board


/s/  H. S. Pennypacker                                    November 29, 2001
----------------------------------
     H. S. Pennypacker
     President and Director



/s/  Mary Bailey Sellers                                  November 29, 2001
----------------------------------
     Mary Bailey Sellers
     Treasurer