Form 10-Q
period 2001-11-30
MAMMATECH CORP
filed 2002-01-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: Nov. 30, 2001
                                          --------------
                        Commission File Number: 0-11050
                                               --------

                              Mammatech Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                             59-2181303
 -----------------------------                            --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                  930 N.W. 8th Avenue, Gainesville, Florida        32601
                    --------------------------------------        --------
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


                         Number of shares outstanding on
                                  Nov. 30, 2001
                                  -------------
                           100,352,500 shares of which
                          6,208,500 are treasury shares


                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                          PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Nov. 30, 2001 and Nov. 30, 2000..........................3

         Balance Sheets for Nov. 30, 2001 and
         August 31, 2001..............................................4-5

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 2001............................................6

         Statement of Cash Flow for the Quarter
         Ended Nov. 30, 2000............................................7

     Notes to Financial Statements for the Quarter
     Ended Nov. 30, 2001................................................8


         Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.....................9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.....................10

     SIGNATURES........................................................11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                November, 2001 November, 2000

Sales, net                                   $      68,500        $     136,927

Cost of sales                                $      21,160        $      32,190
                                             -------------        -------------

Gross Profit                                 $      47,340        $     104,737

Selling, general and
 administrative expense                      $      94,213        $     115,617
                                             -------------        -------------

Operating Income (Loss)                      $     (46,873)       $     (10,880)

Other income
(expense)
Reimbursement (SBIR Grant)                             -0-               38,555
 Interest & Dividend Income                          8,072                7,944
                                             -------------        -------------

Net loss                                           (38,801)              46,499

Net Income before taxes                      $     (38,801)              35,619
Provision for income taxes                             -0-                  -0-



NET INCOME (LOSS)                                  (38,801)              35,619
                                             =============        =============

Net income (loss) per share                         (.0003)               .0003
                                             =============        =============
Weighted average shares                        100,458,333          100,352,500
                                             =============        =============


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets



                                            Nov. 30, 2001     Aug. 31, 2001
                                             (Unaudited)        (Audited)


ASSETS

  Cash and Cash Equivalents                  $  589,584        $  578,054
  Available for sale:
         securities                             217,908           217,908
  Accounts receivable:
    Trade                                        51,405           128,861
    Other                                           -0-               -0-

  Inventory                                      96,180           105,448
  Deferred tax asset-
         current portion                          5,100             5,100
  Other current assets

  Total Current Assets                          960,177         1,035,371
  --------------------                       ----------        ----------

Property and equipment                           23,781            26,488
Deferred tax asset-
         Non current portion                    164,100           161,890
Other assets:

    Other investments

Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $66,955 and $64,675
    respectively                                 19,292            18,716
                                             ----------        ----------

    Total other assets                          207,173           207,094
    ------------------                       ----------        ----------

TOTAL ASSETS                                 $1,167,350        $1,242,465
                                             ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 2001
                                and Nov. 30, 2001
                                   (continued)

                                                      Nov.2001       Aug 2001
                                                    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Current portion of long term debt                         6,260          6,260
Accounts payable-trade                              $     1,452    $    24,433
Customer deposits                                           -0-           -0-
Accrued payable-officer                                   6,630          6,630
Accrued salaries                                        413,764        416,189
Accrued royalties                                        71,570         71,570
                                                    -----------    -----------


TOTAL CURRENT LIABILITIES                               499,676        525,082
                                                    -----------    -----------


COMMITMENTS
  Long term debt                                            -0-            -0-

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                   $    10,046    $    10,046

  Additional paid-in capital                          2,811,183      2,811,183
  Accumulated deficit                                (1,940,648)    (1,890,939)
                                                    -----------    -----------

                                                    -----------    -----------
                                                        880,581        930,290

  Valuation allowance: mkt. sec                        (64,856)        (64,856)
  Treasury stock at cost,
  6,208,500 shares                                    (148,051)       (148,051)
                                                   -----------     -----------
                                                       667,674         717,383
                                                   -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 1,167,350     $ 1,242,465
                                                   ===========     ===========


        The accompanying notes are an integral part of these statements.

                            Statements of Cash Flows

                                  November 2001



Net income (loss)                                                     $ (38,801)

  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                          4,500
   Common stock issued for services                                           0

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           77,456
    (Increase) decrease in available for sale securities                      0
    (Increase) decrease in inventory                                      9,268
    (Increase) decrease in other assets                                  (2,075)
    (Increase) decrease in deferred tax asset                            (2,210)
    Increase (decrease) in accounts payable                             (22,981)
    Increase (decrease) in accrued expenses                             (10,921)
                                                                      ---------
       Total adjustments                                                 53,037
                                                                      ---------

  Net cash provided by
   operating activities                                                  14,236
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (2,706)
                                                                      ---------
Net cash (used in) investing activities                                  (2,706)
                                                                      ---------
Cash flows from financing activities:
   Repayment of note payable                                                  0
                                                                      ---------
  Net cash (used in)
   financing activities                                                       0
                                                                      ---------

Increase (decrease) in cash                                              11,530
Cash and cash equivalents,
 beginning of period                                                    578,054
                                                                      ---------
Cash and cash equivalents,
 end of period                                                        $ 589,584
                                                                      =========


                 See accompanying notes to financial statements.

                            Statements of Cash Flows

                                  November 2000



Net income (loss)                                                     $  35,619
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                          4,500
   Common stock issued for services                                           0

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           31,393
    (Increase) decrease in available for sale securities                      0
    (Increase) decrease in inventory                                     16,884
    (Increase) decrease in other assets                                  (1,428)
    (Increase) decrease in deferred tax asset                                 0
    Increase (decrease) in accounts payable                             (27,510)
    Increase (decrease) in accrued expenses                              26,686
                                                                      ---------
       Total adjustments                                                 50,525
                                                                      ---------
  Net cash provided by
   operating activities                                                  86,144
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                (11,565)
                                                                      ---------
Net cash (used in) investing activities                                 (11,565)
                                                                      ---------

Cash flows from financing activities:
   Repayment of note payable                                                  0
                                                                      ---------
  Net cash (used in)
   financing activities                                                       0
                                                                      ---------

Increase (decrease) in cash                                              74,579
Cash and cash equivalents,
 beginning of period                                                    541,855
                                                                      ---------
Cash and cash equivalents,
 end of period                                                        $ 616,434
                                                                      =========


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 2001



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 2001, and the results of operations and changes in financial position for the three months ended Nov. 30, 2001.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


Results for the first quarter of Fiscal 2002 were disappointing, but not surprising in light of the events of September 11. Sales declined by 68% from the previous quarter and 49% compared to the first quarter of 2000. Operating costs of $94,213 represent a 18.5% decrease relative to the prior year quarter. The net loss for the quarter contrasts with almost identical earnings during first quarter of 1999 but cannot be meaningfully compared to the net income of the previous quarter because of fiscal year end auditing adjustments.

The Company continues to expand its marketing program. The Company developed a low cost 3-dimensional display portraying in actual size the effects of effective manual training on early detection of breast lesions. The "lump chart" dramatically demonstrates the benefits of MammaCare and provides a comprehensive overview of the relevant medical literature. The Company has begun distributing this product to health professionals and organizations throughout the United States.

During the quarter, the Company entered a licensing agreement with the University of West Virginia giving the Company exclusive rights to develop and market an automated device for training and evaluating manual breast examination. This device constitutes an application of recently patented technology. The Company also has an exclusive agreement covering the application of the technology to transduction of manual breast examination. The Company is now purchasing the first prototype systems for use in research and development of a new generation of MammaCare training. The Company is making this investment with the expectation of a substantial increase in the market for MammaCare training. There can be no assurance, of course, that the research will result in effective training system or that such a system will substantially increase revenues.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems.

PART II - OTHER INFORMATION
===========================

Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 2001.

                                      10-Q

                    For the three months ended Nov. 30, 2001

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAMMATECH CORPORATION
                                            =====================



DATE:  January 14, 2002                     BY:  /s/  Henry S. Pennypacker
     --------------------                      --------------------------------
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