Form 10-Q
period 2002-02-28
MAMMATECH CORP
filed 2002-04-12
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: Feb. 28, 2002
                                          --------------
                         Commission File Number: 0-11050
                                                --------

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

     TITLE OF EACH CLASS                      Number of shares outstanding on
     -------------------
Common stock $.0001 par value                        Feb. 28, 2002
                                                     -------------
                                              100,458,333 shares of which
                                                7,408,500 are treasury shares


The total number of pages of this report is 11.

                              Mammatech Corporation




                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                              PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended Feb. 28, 2002 and Feb. 29, 2001.............................3

         Balance Sheets for Feb. 29, 2002 and
         August 31, 2001.................................................4-5

         Statement of Cash Flow for the Six Months
         Ended Feb. 28, 2002...............................................6

         Statement of Cash Flow for the Six Months
         Ended Feb. 29, 2001...............................................7

     Notes to Financial Statements for the Quarter
     Ended Feb. 28, 2002...................................................8


         Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations........................9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K........................10

      SIGNATURES......................................................... 11

                              Mammatech Corporation
                            Statements of Operations
                                   (Unaudited)


                                 Six Months Ended        Three Months Ended

============================ ============ =========== ============ ============

                               February    February     February     February
                                 2002        2001         2002         2001
---------------------------- ------------ ----------- ------------ ------------

Sales, net                       $153,499    $207,450      $84,999      $70,523

---------------------------- ------------ ----------- ------------ ------------

Cost of sales                      41,484      42,789       20,324       10,599

---------------------------- ------------ ----------- ------------ ------------

Gross Profit                      112,015     164,661       64,675       59,924

---------------------------- ------------ ----------- ------------ ------------

Selling, General and              180,767     245,797       86,554      130,180
Administrative Expenses
---------------------------- ------------ ----------- ------------ ------------

Operating gain (loss)             (68,752)    (81,136)     (21,879)     (70,256)

---------------------------- ------------ ----------- ------------ ------------

Other Income (SBIR)                  -0-       38,555         -0-          -0-
Other Income                        2,400        -0-         2,400
Interest and dividends             14,224      17,065        6,152        9,121
---------------------------- ------------ ----------- ------------ ------------

Net income before taxes           (52,128)    (25,516)     (13,327)     (61,135)

---------------------------- ------------ ----------- ------------ ------------

Provision for income tax             -0-         -0-          -0-          -0-

---------------------------- ------------ ----------- ------------ ------------

Net Income (loss)                 (52,128)    (25,516)     (13,327)     (61,135)

---------------------------- ------------ ----------- ------------ ------------

Net Income (loss) per                 .00         .00    n     .00          .00
share
---------------------------- ------------ ----------- ------------ ------------

Weighted average shares       100,462,500 100,458,333  100,462,500  100,458,333

============================ ============ =========== ============ ============


                     The accompanying notes are an integral
                       part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets


                                               Feb. 28, 2002    Aug. 31, 2001
                                                (Unaudited)        (Audited)
                                                 ----------       ----------


ASSETS
------

  Cash and Cash Equivalents                      $  597,316       $  578,054
   Marketable securities                            217,908          217,908

  Accounts receivable:
    Trade                                            40,581          128,861
    Other                                               -0-              -0-
  Inventory                                          88,465          105,448
  Other current assets
     Deferred tax asset-
         current portion                              5,100            5,100

  Total Current Assets                              949,369        1,035,371

Property and equipment                               20,781           26,488

Other assets:
  Deferred tax asset-
   Non current portion                              164,100          161,890


  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization of
    $53,080 and $46,942
    respectively                                     17,790           18,716


Total other assets                                  202,671          207,094
                                                 ----------       ----------

TOTAL ASSETS                                     $1,152,041       $1,242,465
                                                 ==========       ==========


                     The accompanying notes are an integral
                        part of the financial statements.

                      Mammatech Corporation Balance Sheets

                              As of August 31, 2001
                                and Feb. 28, 2002
                                   (continued)

                                                  Feb. 2002      Aug. 2001
                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Current portion of long term debt               $      6,260    $      6,260
Accounts payable-trade                                 1,273          24,433
Accrued payable-officer                                6,630           6,630
Accrued salaries                                     411,961         416,189
Accrued royalties                                     71,570          71,570
                                                ------------    ------------

TOTAL CURRENT LIABILITIES                            497,694         525,082
                                                ------------    ------------

COMMITMENTS

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                               $    10,046     $    10,046

  Additional paid-in capital                      2,811,183       2,811,183
  Accumulated deficit                            (1,953,975)     (1,890.939)
                                                -----------     -----------
                                                    867,254         930,290
  Valuation allowance for
  marketable securities                             (64,856)        (64,856)

  Treasury stock at cost,
  6,208,500 shares                               (  148,051)     (  148,051)
                                                -----------     -----------
                                                    654,347         717,383
                                                -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 1,152,041    $ 1,242,465
                                                ===========    ===========


                     The accompanying notes are an integral
                           part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 2002



Net income (loss)                                                     $ (52,128)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Depreciation and amortization                                          7,500
   Common stock issued for services                                        --

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           88,280
    (Increase) decrease in available for sale securities                   --
    (Increase) decrease in inventory                                     16,983
    (Increase) decrease in other assets                                  (2,075)
    (Increase) decrease in deferred tax asset                            (2,210)
    Increase (decrease) in accounts payable                             (23,160)
    Increase (decrease) in accrued expenses                             (10,921)
       Total adjustments                                                 74,397
                                                                      ---------
  Net cash provided by
   operating activities                                                  22,269
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (3,008)
                                                                      ---------
   Net cash (used in) investing activities                                  -0-

Cash flows from financing activities:

   Repayment of note payable                                                -0-

 Net cash (used in)                                                         -0-
   financing activities

Increase (decrease) in cash                                              19,261

Cash and cash equivalents,
    beginning of period                                                 578,054
                                                                      ---------
Cash and cash equivalents, end of period                              $ 597,315


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

See accompanying notes to financial statements


                     The accompanying notes are an integral
                        part of the financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 28, 2002



  Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 2002, and the results of operations and changes in financial position for the three months ended Feb. 28, 2002.


  Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The results of the second quarter of Fiscal 2002 show improvement in comparison to both the previous quarter and the second quarter of 2001. Only the six-month data are disappointing, reflecting the general economic downturn of late 2001. Sales revenues increased by 21% from the same period a year ago and by 24% in comparison to the previous quarter. Similarly, gross profit decreased by 8% compared to the second quarter of 2001 and by 36% in comparison to last quarter. Operating expense during the current quarter relative to the first quarter decreased by 8.1% and were 33% lower than in the second quarter of 2001. The resulting net loss of $13,327 compares favorably to a loss of $38,801 during the first quarter and $61,135 during the second quarter last year.

A different picture emerged with respect to the six-month figures. Sales revenues decreased by 26% even as operating expense also decreased by 26% compared to the first six months of 2001. The net loss for the first half of the year therefore shows an increase of $26,612 compared to the same period a year ago.

The increase in sales relative to the previous quarter reflects the general economic recovery in combination with the continued effectiveness of the Company's marketing program introduced last year. Major orders from some customers of long standing account for a substantial portion of the Company's second quarter revenues. In addition, there were larger than usual foreign sales in Australia, Isreal and Germany. The company intends to continue expanding its investment in this operation because we expect that expanded marketing will continue to produce a wider audience for the companies products and greater revenues in the long term.

The Company continues to enjoy modest, but growing sales of the products resulting from its SBIR projects of the last several years. Products resulting from the studies involving both the visually impaired and hard of hearing populations are now available on the web site as well as being featured in the Company's catalogue..

The Company trained 17 MammaCare Specialists during the quarter, up from 0 the previous quarter, and five more than the number trained during the second quarter of 2001. Twelve of these individuals were trained in a single session held at a local conference hotel; the remainder were trained at a major medical school in Washington, D.C. The Company is evaluating these modes of delivery in comparison to several others that are under consideration in an effort to expand the Company's training function.

The Company is continuing its collaborative effort with a research and development corporation in Rockville, MD. This organization has obtained an extension of its SBIR Phase II grant to automate portions of the Company's clinical breast examination training technology. It is anticipated that testing of prototype units will begin shortly.

The Company remains essentially debt free and has no immediate liquidity problems. It continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION
===========================



Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Feb. 29, 2002.

                                      10-Q

                    For the three months ended Feb. 28, 2002
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MAMMATECH CORPORATION
                                            =====================




DATE: April 13, 2002                        BY:  /s/  Henry S. Pennypacker
                                               --------------------------------
                                                      Henry S. Pennypacker,
                                                      President and Director


                                            BY:  /s/  Mary Sellers
                                               --------------------------------
                                                      Mary Sellers, Treasurer
                                                      and Chief Financial
                                                      Officer