Form 10-Q
period 2002-05-31
MAMMATECH CORP
filed 2002-07-11
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:           May 31, 2002
                  -----------------------
Commission File Number:      0-11050
                       ------------------

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

                         Number of shares outstanding on

                                  May 31, 2002
                                  ------------
                           100,352,500 shares of which
                          7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

         FINANCIAL INFORMATION                                      PAGE NO.


         Item 1.  Financial Statements

         Statements of Operations for Three Months
         Ended May 31, 2002 and May 31, 2001...........................3

         Balance Sheets for May 31, 2002
         August 31, 2001...............................................4-5

         Statement of Cash Flow for the Quarter
         Ended May 31, 2002 ...........................................6

         Statements of Cash Flow for the Quarter
         Ended May 31, 2001............................................7

         Notes to Financial Statements for the Quarter
         Ended May 31, 2002............................................8


         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations............... 9


PART II.     OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.....................10

         SIGNATURES................................................... 11



                                       Mammatech Corporation
                                     Statements of Operations
                                            (Unaudited)


                                         Nine Months Ended                Three Months Ended
                                        May              May             May              May
                                        2002             2001            2002             2001

Sales, net                        $     266,555          310,224    $     113,226         102,774

Cost of sales                            73,529           68,489           32,093          25,700
                                  -------------    -------------    -------------   -------------
Gross Profit                            193,026          241,735           81,132          77,074
Selling, general and
adminstrative expense             $     263,053          357,834           79,281         112,130
                                  -------------    -------------    -------------   -------------

Operating Income                        (70,027)        (116,099)           1,851         (35,056)
                                  -------------    -------------    -------------   -------------
    (Loss)

Other income (expense)                    2,400             --               --              --

 Interest & Dividend Income              19,998           28,615            5,774          11,415

 SBIR Grant reimb                          --             38,555             --              --
                                  -------------    -------------    -------------   -------------
                                         22,398           67,170            5,774          11,415
Utilization of oper.
loss carryforward                           -0-              -0-              -0-             -0-

Net income before taxes                 (47,629)         (48,929)           7,625         (23,641)

Provision for income tax                    -0-              -0-              -0-             -0-

NET INCOME (LOSS)                       (47,629)         (48,929)           7,625         (23,641)
                                  -------------    -------------    -------------   -------------
Net income (loss) per share                 .00              .00              .00             .00
                                  =============    =============    =============   =============

Weighted average shares             100,362,500      100,362,500      100,362,500     100,362,500
                                  =============    =============    =============   =============


             The accompanying notes are an integral part of the financial statements.

                                                -3-

                              Mammatech Corporation

                                 Balance Sheets


                                              May 31, 2002     Aug. 31, 2001
                                               (Unaudited)       (Audited)
                                               ----------       ----------


ASSETS

  Cash and Cash Equivalents                    $  590,814          578,054
    Marketable Securities                         217,908          217 908

  Accounts receivable:
    Trade                                          64,867          128,861
    Other                                            --                -0-


  Inventory                                        93,667          105,448
   Other current assets
     Deferred tax asset-
      current portion                               5,100            5,100

  Total Current Assets                            972,356        1,035,371

Property and equipment                             11,781           26,488

Other assets:
     Deferred tax asset-
      Non current portion                         164,100          161,890

  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                   16,291           18,716
                                               ----------       ----------

             Total other assets                   180,391          180,606
                                               ----------       ----------

TOTAL ASSETS                                   $1,164,528       $1,242,465


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 1999
                                and May 31, 2001
                                   (continued)


                                                       May 2002      Aug 2001
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable-trade                               $     8,047    $    24,433
Accrued payable-officer                                    6,630          6,630
Current portion of long term debt                          6,260          6,260
Accrued salaries                                         413,175        416,189
Accrued royalties                                         71,570         71,570
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                                505,682        525,082


COMMITMENTS
 Long term debt                                             --             --

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                                    $    10,046    $    10,046

  Additional paid-in capital                           2,811,183      2,811,183
  Accumulated deficit                                 (1,949,476)    (1,890,939)
                                                     -----------    -----------
                                                         871,753        930,290
  Valuation allowance for
    marketable securities                                (64,856)       (64,856)

  Treasury stock at cost,
 6,208,500 shares                                     (  148,051)    (  148,051)
                                                     -----------    -----------
                                                         658,846        717,383

TOTAL LIABILITIES AND                                $ 1,164,528    $ 1,242,465
STOCKHOLDERS' EQUITY


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                           For the Nine Months Ending
                                   May 31,2002



Net income (loss)
         Adjustments to reconcile net income (loss) to net            $ (47,629)
     cash provided by operating activities:
         Depreciation and amortization                                   16,500

Changes in assets and liabilties:
         (Increase) decrease in accounts receivable                      63,994
         (Increase) decrease in inventory                                11,781
     (Increase) decrease in other assets                                 (2,075)
         (Increase) decrease in deferred tax asset                       (2,210)
          Increase (decrease) in accounts payable                       (16,386)
          Increase (decrease) in accrued expenses                        (8,207)
                                                                      ---------

           Total adjustments
          Net cash provided by operating activities                      15,768
                                                                      ---------

Cash flows from investing activities:
          Acquisition of property and equipment                          (3,008)
          Net cash used in investing activities                             -0-

Cash flows from financing activities:
         Repayment of note payable
         Net cash used in financing activities                              -0-

Increase (decrease) in cash                                              12,760
         Cash and cash equivalents, beginning of period                 578,054
         Cash and cash equivalents, beginning of period                 590,814


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                   May 31,2001



Net income (loss)
         Adjustments to reconcile net income (loss) to net            $ (48,929)
         cash provided by operating activities:
         Depreciation and amortization                                   10,500

Changes in assets and liabilties:
         (Increase) decrease in accounts receivable                      53,360
         (Increase) decrease in inventory                                31,867
         (Increase) decrease in deferred tax asset                         (800)
          Increase (decrease) in accounts payable                       (27,585)
          Increase (decrease) in accrued expenses                        91,688
                                                                      ---------

           Total adjustments
          Net cash provided by operating activities                     110,101
                                                                      ---------

Cash flows from investing activities:
          Acquisition of property and equipment
          Net cash used in investing activities                         (18,227)

Cash flows from financing activities:
         Repayment of note payable
         Net cash used in financing activities                             (476)

Increase (decrease) in cash                                              91,398
         Cash and cash equivalents, beginning of period                 541,855
         Cash and cash equivalents, beginning of period                 633,253


        The accompanying notes are an integral part of these statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 2002



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financialposition as of May 31, 2002, and the results of operations and changes in financial position for the three months ended May 31, 2002.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 2002 were encouraging, especially in light of general economic conditions. Sales increased 33.4% over the previous quarter and by 10.2% relative to the third quarter of 2001.The operating income of $7,625 compares favorably to the losses of $13,327 in the previous quarter and $23,641 during the year earlier quarter. The positive operating income is primarily the result of ongoing marketing effort coupled with an 8.4% reduction in operating costs compared to the previous quarter. Compared to the third quarter of 2001, operating costs declined by 29.3%.

The nine month figures show a 14% decline in sales for the current year compared to last year. This is coupled with a slight increase in cost of goods but a substantial decline (26.5%) in operating costs. As a result, the loss for the nine month period was slightly less than that for the period a year earlier. It is impossible to ascertain whether the current quarter marks the beginning of a turnaround or is instead a momentary perturbation in an otherwise steady downward trend.

One year ago, the Company was visited by our German Distributor. Extensive discussions were held concerning the future of MammaCare in Europe and specific plans for expansion in Germany. Now, one year later, on May 14, the Frankfurter Rundschau newspaper carried a half-page article announcing the creation of The European MammaCare Training Center to be located at the University Clinic of Frankfurt, Dept.of Women's Health Breast Center. Initial funding will be from non-profit sources.The Company expects this program to become a base for MammaCare training throughout Europe.
Concurrently, the Company is redesigning its Professional Training Program and is now seeking to place it in medical schools and other institutions of higher education. A licensing agreement designed to insure the traditional quality of MammaCare training has been prepared and the first successful placement is imminent. There can be no assurance, however, that the Company will be successful in placing these licenses or, if successful, that substantial revenue will result.

Finally, the Company received notification during the quarter of its success in competing for an SBIR Phase I award. The intent of the proposed research is to extend the MammaCare method of manual breast examination to enable clinicians to conduct proficient examination on women with major physical disabilities. The research will commence early in July.

The Company remains debt free and has no immediate liquidity problems.

PART II - OTHER INFORMATION
===========================


Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending May 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

DATE:                                       BY:  /s/  Henry S. Pennypacker
     -------------------                       --------------------------------
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