Form 10-K
period 2002-08-31
MAMMATECH CORP
filed 2002-12-05
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-11-50
     August 31, 2002

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


          930 NW 8th Avenue, Gainesville, Florida 32601 (352) 375-0607
--------------------------------------------------------------------------------
   (Address including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

The aggregate market value of the Company's common stock held by non-affiliates as of November 30 was $357,274 based on the average bid and asked price. As of November 30, there were 100,452,500 shares of the Company's common stock outstanding. Of this sum, 6,208,500 shares are treasury shares.


Total Number of Pages: 30                           Exhibit Index is on Page: 29

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

------------------

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

(2) This application was allowed by the Japanese Patent Office and published for opposition in September, 1985. In November, 1985, a Statement of Opposition was filed on the ground that protection sought for this model was overbroad and that the Company's model is not sufficiently novel or inventive compared to other models to support a patent. In November, 1986, the Company filed a repose setting forth their position that the patent application defines the model in a manner that is patentable over all of the prior models known. To date, the Japanese Patent Office has not acted on this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------------------

     A. Market Information. The Company's common stock is traded in the over-the-counter market. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company's common stock is currently listed in the National Quotation Bureau "pink sheets". Throughout 2002, the bid value of the stock ranged from $0.001 to $0.05.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.

     Quarterly Period        High Bid (1)           Low Bid (1)
     ----------------        ------------           -----------

     November 30, 1988       $   0.005              $   0.005
     February 28, 1989       $   0.01               $   0.0025
     May 31, 1989            $   0.01               $   0.01
     August 31, 1989         $   0.01               $   0.004
     November 30, 1989       $   0.01               $   0.0075
     February 28, 1990       $   0.01               $   0.005
     May 31, 1990            $   0.01               $   0.005
     August 31, 1990         $   0.01               $   0.001
     November 30, 1990       $   0.01               $   0.001
     February 29, 1991       $   0.01               $   0.001
     May 31, 1991            $   0.01               $   0.001
     August 31, 1991         $   0.01               $   0.001
     November 30, 1991       $   0.01               $   0.001
     February 29, 1992       $   0.01               $   0.001
     May 31, 1992            $   0.01               $   0.001
     August 31, 1992         $   0.01               $   0.001
     August 31, 1996         $   0.01               $   0.005
     August 31, 1997         $   0.01               $   0.001
     August 31, 1998         $   0.24               $   0.001
     August 31, 1999         $   0.08               $   0.010
     August 31, 2000         $   0.30               $   0.010
     August 31, 2001         $   0.05               $   0.001
     August 31, 2002         $   0.02               $   0.01

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2002, there were approximately 3,460 record holders of the Company's common stock with 100,352,500 shares outstanding, of which 6,208,500 shares are treasury stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------

YEAR ENDED       Aug.31,      Aug.31,      Aug.31,     Aug.31,     Aug.31,
----------        2002         2001         2000        1999        1998
                 -------      -------      -------     -------     -------

Revenues         367,771      539,414      464,153     468,206     541,911
from
Operations

Net Income      (194,304)      12,521        4,532     201,934     150,545
(Loss)

Income                 0            0            0           0           0
(Loss) per
Common
Share


Summary of Consolidated Balance Sheet
-------------------------------------

YEAR ENDED         Aug.31,        Aug.31,       Aug.31,       Aug.31,    Aug.31,
----------          2002            2001         2000          1999       1998
                   -------        -------       -------       -------    -------

Total Assets     1,112,720      1,242,465     1,147,500     1,065,127    769,143

Total              650,688        525,062       400,235       307,368    233,967
Liabilities

Shareholder's      735,986        930,290       747,265       757,759    543,215
Equity


During these periods, no cash dividends were declared or paid.
-----------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

     Results of Operations.
     ----------------------

                                                        [GRAPHIC OMITTED]

                                                Figure 1 Sales totals: 1987-2002

     Sales of $367,771 for 2002 were disappointing. Afer record sales in Fiscal 2001, the Company suffered from the general economic downturn following September 11, 2001. The 2002 sales total represents a decrease of 31.8% compared to the previous year and a decrease of 20.8% compared to 2000. Export sales of $42,878 were essentially unchanged from the previous year, but accounted for 11.6% of the reduced total compared to 7.7% the previous year. Figure 1 shows the progress of sales since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

     The Company's operating expense decreased by 7.28% in comparison to 2001 and by 3.09% with respect to the 2000 figure. This reflects the Company's effort to manage costs during the recessionary period. The resulting operating loss of $229,098 is increased by 233% in comparison to last year and by 24.8% compared to 2000. The Company's pretax net income for the year was $(192,094), down significantly from $14,731 in the previous year.

     Expecting that the economy would rebound during the year, the Company continued to expand its marketing program through direct mail and catalogue distribution. Several targeted mailings offering special prices on product combinations were found to be especially effective.

     The Company introduced two versions of Adaptive MammaCare during the year - one for the visually impaired and one for the deaf or hard of hearing. Only modest sales of each have occurred.

     The emphasis on clinical breast examination evident in the medical literature last year intensified during the current year. Thus, the demand for professional training in MammaCare has again increased. During the year, the Company trained 36 new MammaCare Specialists and recognized that this aspect of its activities must be greatly expanded if it is to meet even a portion of the demand. Accordingly, the Company has altered its training strategy and is now creating MammaCare Training Centers which are being located primarily in medical schools, nursing schools, and other health care professional training institutions. Three such Centers are already in various stages of operation and negotiations are under way for several more. The concept underlying the Centers is one of partnership; the Centers will enjoy the use of the Company's logos and trademarks in awarding Certificates to individuals completing programs in accordance with strict standards characteristic of MammaCare training since the Company;'s inception. Each trainee awarded a Certificate by a Center represents revenue to the Company in the form of equipment sales and registration fees. There can be no assurance that this source of revenue will ever become substantial or that many institutions will elect to become MammaCare Training Centers. At the moment, however, the idea has been well received by members of the breast health community.

     Medical professionals seeking MammaCare Professional Training represent a variety of health care organizations. Many are associated with the U.S. Centers for Disease Control, Breast and Cervical Cancer Project (BCCP)and other federal and state facilities. Others come from military facilities. We anticipate that the flow of trainees from these sources will increase as ease of arranging training through regional MammaCare Training Centers becomes possible.

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

     Last year, we reported that discussions concerning formation of a MammaCare training center in Germany were in the beginning stages. A MammaCare Training Center officially opened in the Department of Gynecology of Wolfgang Goethe University in Frankfurt shortly after the close of the current fiscal year. Its activities will be reported on more fully in a subsequent filing.

     Finally, the Company was successful in obtaining an SBIR Phase I grant to explore the feasability of extending MammaCare to meet the challenge of training professionals to conduct proficient CBE on women with physical disabilities. Specialized equipment and procedures are being developed to create a technique that is functionally equivalent to standard MammaCare for normal women.

     Liquidity
     ---------

     At the close of the 2002 fiscal year, the Company's assets totaled $1,112,720 compared to $1,242,465 at the close of 2001 The Company has sufficient liquid assets to meet current and foreseeable obligations.

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


ITEM 8. FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
----------------------------

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2002 and 2001, and the results of its operations, and its cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.



                                   /s/ James E. Scheifley & Associates, P.C.
                                   -----------------------------------------
                                   James E. Scheifley & Associates, P.C.
                                   Certified Public Accountants

Dillon, Colorado
October 3, 2002


                              Mammatech Corporation
                                 Balance Sheets
                            August 31, 2002 and 2001


                        ASSETS
                        ------
                                                          2002           2001
                                                          ----           ----
Current assets:
  Cash                                                $   503,556    $   578,054
  Available for sale securities                           269,129        217,908
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $7,908 and $8,670                 54,434        128,861
  Accounts receivable - other                                   0              0
  Inventory                                                78,446        105,448
  Deferred tax asset - current portion                      5,100          5,100
                                                      -----------    -----------
      Total current assets                                910,665      1,035,371

Property and equipment, at cost, net of
  accumulated depreciation of $225,882 and $215,464        24,651         26,488

Deferred tax asset - non-current portion                  159,680        161,890
Patents, trademarks and other intangibles, net of
  accumulated amortization of $85,639 and $82,572          17,724         18,716
                                                      -----------    -----------
                                                      $ 1,112,720    $ 1,242,465
                                                      ===========    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Current portion of long-term debt                         6,260          6,260
  Accounts payable - trade                                 16,598         24,433
  Accounts payable - officers                               6,630          6,630
  Accrued salaries                                        541,495        416,189
  Accrued royalties                                        79,705         71,570
                                                      -----------    -----------
      Total current liabilities                           650,688        525,082

Long-term debt                                                  0              0

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 100,462,500 and
  100,452,500 shares issued and outstanding                10,046         10,046
 Additional paid-in capital                             2,811,183      2,811,183
 Accumulated deficit                                   (2,085,243)    (1,890,939)
                                                      -----------    -----------
                                                          735,986        930,290

 Valuation allowance for marketable securities           (125,903)       (64,856)
 Treasury stock, at cost, 6,208,500 shares               (148,051)      (148,051)
                                                      -----------    -----------
                                                          462,032        717,383
                                                      -----------    -----------
                                                      $ 1,112,720    $ 1,242,465
                                                      ===========    ===========


                 See accompanying notes to financial statements.


                                        Mammatech Corporation
                                        Statements of Income
                             Years Ended August 31, 2002, 2001 and 2000


                                                         2002             2001             2000
                                                         ----             ----             ----

Sales, net                                          $     367,771    $     539,414    $     464,153
Cost of sales                                             118,168          128,318          130,276
                                                    -------------    -------------    -------------
Gross profit                                              249,603          411,096          333,877

Selling, general and administrative expenses              478,671          479,814          517,491
                                                    -------------    -------------    -------------
Income (loss) from operations                            (229,068)         (68,718)        (183,614)

Other income and (expense):
  Interest expense                                              0           (1,624)               0
  Loss on sale of investment securities                         0                0                0
  Other income                                              9,712           38,557          152,243
  Interest and dividend income                             27,262           46,516           36,703
                                                    -------------    -------------    -------------
                                                           36,974           83,449          188,946

Income (loss) before income taxes                        (192,094)          14,731            5,332
Provision for income taxes                                 (2,210)          (2,210)            (800)
                                                    -------------    -------------    -------------

Net income (loss)                                   $    (194,304)   $      12,521    $       4,532
                                                    =============    =============    =============


Basic and fully diluted earnings per share:
 Net income (loss)                                  $       (0.00)   $        0.00    $        0.00
                                                    =============    =============    =============


 Weighted average shares outstanding                  100,462,500      100,462,500      100,458,333
                                                    =============    =============    =============




  Net income (loss)                                 $    (194,304)   $      12,521    $       4,532
   Unrealized gain (loss) from investments net of
    income taxes                                          (27,986)         (27,986)         (10,115)
                                                    -------------    -------------    -------------
  Comprehensive income                              $    (222,290)   $     (15,465)   $      (5,583)
                                                    =============    =============    =============


                           See accompanying notes to financial statements.


                                                       Mammatech Corporation
                                                 Statement of Stockholders' Equity
                                            Years Ended August 31, 2002, 2001 and 2000


                                                             Additional                   Securities
                                  Common                      Paid-in       Treasury       Valuation     Accumulated
                                  Shares        Amount        Capital         Stock         Reserve        Deficit         Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, August 31, 1999        100,452,500   $    10,045   $ 2,810,884    $  (148,051)   $    (7,127)   $(1,907,992)   $   757,759

Common stock issued for
  services                           10,000             1           299                             0                           300

(Decrease) in market value of
  securities                                                                                  (15,326)                      (15,326)

Net income for the year                   0             0             0              0              0          4,532          4,532
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, August 31, 2000        100,462,500        10,046     2,811,183       (148,051)       (22,453)    (1,903,460)       747,265

(Decrease) in market value of
  securities                                                                                  (42,403)                      (42,403)

Net income for the year                   0             0             0              0              0         12,521         12,521
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
                                100,462,500        10,046     2,811,183       (148,051)       (64,856)    (1,890,939)       717,383

(Decrease) in market value of
  securities                                                                                  (61,047)                      (61,047)

Net income for the year                   0             0             0              0              0       (194,304)      (194,304)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance, August 31, 2002        100,462,500   $    10,046   $ 2,811,183    $  (148,051)   $  (125,903)   $(2,085,243)   $   462,032
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


                                          See accompanying notes to financial statements.


                                 Mammatech Corporation
                               Statements of Cash Flows
                      Years Ended August 31, 2002, 2001 and 2000


                                                      2002         2001         2000
                                                      ----         ----         ----

Net income (loss)                                  $(194,304)   $  12,521    $   4,532
  Adjustments to reconcile net income (loss)
   net to cash provided by operating activities:
   Depreciation and amortization                      13,485       16,788       22,454
   Common stock issued for services                        0            0          300
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable        74,427      (42,877)      11,547
    (Increase) decrease in available for sale
     securities                                     (112,268)     (86,237)    (112,894)
    (Increase) decrease in inventory                  27,002       36,237       42,686
    (Increase) decrease in other assets               (1,875)      (3,424)     (12,705)
    (Increase) decrease in deferred tax asset          2,210        2,210          800
    Increase (decrease) in accounts payable           (7,835)      (5,005)      (6,983)
    Increase (decrease) in accrued expenses          133,441      130,328       99,850
                                                   ---------    ---------    ---------
       Total adjustments                             128,587       48,020       45,055
                                                   ---------    ---------    ---------
  Net cash provided by
   operating activities                              (65,717)      60,541       49,587
                                                   ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of property and equipment              (8,781)     (23,866)      (5,944)
                                                   ---------    ---------    ---------
Net cash (used in) investing activities               (8,781)     (23,866)      (5,944)
                                                   ---------    ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                               0         (476)           0
                                                   ---------    ---------    ---------
  Net cash (used in)
   financing activities                                    0         (476)           0
                                                   ---------    ---------    ---------

Increase (decrease) in cash                          (74,498)      36,199       43,643
Cash and cash equivalents,
 beginning of period                                 578,054      541,855      498,212
                                                   ---------    ---------    ---------
Cash and cash equivalents,
 end of period                                     $ 503,556    $ 578,054    $ 541,855
                                                   =========    =========    =========


                   See accompanying notes to financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                   Years Ended August 31, 2002, 2001 and 2000


                                                      2002      2001       2000
                                                      ----      ----       ----

Supplemental cash flow information:
   Cash paid for interest                            $     0   $ 1,624   $     0
   Cash paid for income taxes                        $  0.00   $  0.00   $  0.00


Non-cash investing and financing acticities:
Increase (decrease) in investment valuation
reserve                                              $61,047   $42,403   $15,326







                 See accompanying notes to financial statements.

                                       20

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2002


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

     Property and Equipment:
     Property and equipment are carried at cost. Depreciation and amortization are computed using the straight- line method over the estimated useful lives of the assets ranging from 3 to 8 years. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.

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

     Advertising
     Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $8,186, $6,226 and $4,182 for the years ended August 31, 2002, 2001 and 2000, respectively.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

     Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended August 31, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets.

     It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

     Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended August 31, 2002.


     Note 2. Related Party Transactions

     The Company occupies office and clinic space pursuant to a month-to-month lease entered into with a shareholder at a cost of $1,295 per month plus certain common costs, which approximates fair market value. Rent expense was $15,360, $15,069, and $13,497 for the years ended August 31, 2002,
     2001, and 2000, respectively.

     During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid prior to the year ended August 31, 1998. The balance of the advances was $6,630 at August 31, 2002.

     During February 1989, an officer of the Company filed a patent application for a product representing a variation of the Company's patented models. The product is an important part of the Company's product line.

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

     During the year ended August 31, 2002 the Company increased its investment in a high-income mutual fund by $112,267. The aggregate market value of the funds amounted to $269,129 at August 31, 2002. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity in the accompanying balance sheet. This amount was ($125,903) at August 31, 2002 and the change in net unrealized holding (losses) for the year ended August 31, 2002 amounted to $(61,047).


     Note 4. Property and Equipment

     Property and equipment consists of the following, at cost, at August 31:

                                                    2002        2001
                                                  --------    --------

          Furniture and equipment                 $234,398    $225,817
          Leasehold improvements                    16,135      16,135
                                                  --------    --------
                                                   250,533     241,952
          Less: accumulated depreciation           225,882     215,464
                                                  --------    --------
                                                  $ 24,651    $ 26,488
                                                  ========    ========

     Depreciation charged to operations was $10,418, $10,869 and $17,193 during the years ended August 31, 2002, 2001, and 2000, respectively.


     Note 5. Note Payable

     At August 31, 2002 the Company had an unsecured note payable due to a vendor in the principal amount of $6,260 with interest at 8% per annum. The Company plans repay the note in full during the year ended August 31, 2003.


     Note 6. Commitments and Contingencies

     In connection with the acquisition of the patent rights for the Company's system of breast self-examination, the Company has paid $11,787 to the University of Florida for its release of all patent rights. In addition, 7 inventors also held certain patent rights to the Company's process.

     Three of these individuals, who are principal shareholders of the Company, contributed their rights to the Company at the inception of the Company in 1981 at $0 value. The remaining four inventors have assigned their rights in certain models to the Company in exchange for royalty payments to be made based on sales. The related sales were $282,451, $435,719, and $379,154 for the years ended August 31, 2002, 2001, and 2000, respectively. The related royalty expense was $8,135, $12,549 and $10,920 for the years ended August 31, 2002, 2001, and 2000, respectively.

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


     Note 7. Concentration of Credit Risk/Major Customers

     During the years ended August 31, 2002, 2001 and 2000, the Company had no single customer that accounted for more than 10% of its total sales.

     At August 31, 2002 the Company has $460,143 on deposit in uninsured money market accounts.

     The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

     The Company made sales to customers located in foreign countries amounting to $42,878 during the year ended August 31, 2002.


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

     Funds received for services provided under the grant for the years ended August 31, 2002, 2001 and 2000 amounted to $9,712, $38,557 and $152,243, respectively.

     Note 9. Income Taxes

     Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has recorded a deferred tax asset during the year ended August 31, 1999, related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expects to generate during the remaining term of the loss carryforward ($500,000). The Company has provided a reserve of approximately $175,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve has increased by approximately $35,000 from the amount recorded at August 31, 2001 due principally to the expiration or utilization of $115,000 of the loss carryforward during 2002 offset by the current year loss of approximately $194,000.

     At August 31, 2002, the Company had net operating loss carryforwards aggregating approximately $982,000, which expires as follows:

                   2003:   $  54,000          2008:   $  74,000
                   2004:   $ 233,000          2009:   $  16,000
                   2005:   $ 280,000          2022:   $ 194,000
                   2007:   $ 131,000


     The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                          Year Ended August 31,
                                          ---------------------
                                          2002     2001    2000
                                          ----     ----    ----
        Tax at federal statutory rates     34%      34%     34%
        Surtax exemption                  (19)     (19)    (19)
        Operating loss carryforward       (15)     (15)    (15)
                                          ---      ---     ---
                                           - %      - %     - %
                                          ===      ===     ===

Item 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

     None


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The following persons are the executive officers and directors of the Company.

Name                           Age   Position with the Company
----                           ---   -------------------------

Mark Kane Goldstein, Ph.D.     64    Chairman of the Board, Vice-President
                                     and Secretary

H. S. Pennypacker, Ph.D.       65    President and Director

Mary Bailey Sellers            54    Treasurer


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

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.


Item 11. Executive Compensation
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 2002, to each executive officer whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group.

                  Cash Compensation Table

          A                       B                    C
---------------------------------------------------------------
Name of individual          Capacities in          Cash
or number of persons        which served           Compensation
in a group
All executive officers      All capacities         $43,850
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $37,708.00 in compensation during the fiscal year ended August 31,1998.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 2002 fiscal year. In addition,$61,797 was accrued in salary for Dr. Pennypacker and $55,984 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $37,708.00 per year.


     All directors receive reimbursement of expenses but no fees for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of Nov. 30, 1998, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                     Shares of         Percentage of
                                    Stock Owned      Outstanding Shares
-----------------------------------------------------------------------

Mark Kane Goldstein, Ph.D. (2)       26,516,000             26.4%
930 N.W. 8th Avenue
Gainesville, Florida 32601

H. S. Pennypacker, Ph.D.              25,800,000            25.7%
930 N.W. 8th Avenue (1)(2)
Gainesville, Florida 32601

Mary Bailey Sellers                      400,000             4.0%
930 N.W. 8th Avenue
Gainesville, Florida 32601

All Officers and Directors
  as a group (1)(2)

-------------------------

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

    Financial Statements               Pages 15 to 25

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2002.

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


                                                MAMMATECH CORPORATION


                                                By: /s/ H. S. Pennypacker
                                                -------------------------
                                                H. S. Pennypacker, President

Date: November 30, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                         Position or Office           Date
---------                         ------------------           ----

                                  Chairman of the Board        November 30, 2002
------------------------
Mark Kane Goldstein


                                  President and Director       November 30, 2002
------------------------
H. S. Pennypacker


                                  CFO and Director             November 30, 2002
------------------------
Mary Bailey Sellers