Form 10-Q
period 2002-11-30
MAMMATECH CORP
filed 2003-01-16
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:               Nov. 30, 2002
                  --------------------------------------------
Commission File Number:             0-11050
                       ---------------------------------------

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

                                              Number of shares outstanding on

                                                      Nov. 30, 2002
                                               100,352,500 shares of which
                                               6,208,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation

                                      INDEX
--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                            PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended Nov. 30, 2002 and Nov. 30, 2001................................3

     Balance Sheets for Nov. 30, 2002 and
     August 31, 2002....................................................4-5

     Statement of Cash Flow for the Quarter
     Ended Nov. 30, 2002..................................................6

     Statement of Cash Flow for the Quarter
     Ended Nov. 30, 2001..................................................7

     Notes to Financial Statements for the Quarter
     Ended Nov. 30, 2002..................................................8


     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.......................9


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K...........................10

     SIGNATURES..........................................................11

                              Mammatech Corporation

                            Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended
                                             November, 2002       November, 2001

Sales, net                                   $     138,158        $      68,500

Cost of sales                                $      26,361        $      21,160
                                             -------------        -------------

Gross Profit                                 $     111,797        $      47,340
Selling, general and
 administrative expense                      $      96,526        $      94,213
                                             -------------        -------------

Operating Income (Loss)                      $      15,271        $     (46,873)

Other income
(expense)
Reimbursement (SBIR Grant)                          25,118                  -0-
 Interest & Dividend Income                          7,280                8,072
                                             -------------        -------------

Net income                                          47,669              (38,801)

Net Income before taxes                      $      47,669              (38,801)
Provision for income taxes                          (6,150)                 -0-




NET INCOME (LOSS)                                   41,519              (38,801)
                                             =============        =============

Net income (loss) per share                          .0004               (.0003)
                                             =============        =============

Weighted average shares                        100,458,333          100,456.333
                                             =============        =============


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation

                                 Balance Sheets



                                              Nov. 30, 2002     Aug. 31, 2002
                                               (Unaudited)       (Audited)
                                               ----------        ----------
ASSETS
------

  Cash and Cash Equivalents                    $  561,462        $  503,556
  Available for sale:
         securities                               269,129           269,129
  Accounts receivable:
    Trade                                          38,707            54,434
    Other                                             -0-               -0-

  Inventory                                        73,901            78,446
  Deferred tax asset-
         current portion                            6,150             5,100
  Other current assets

  Total Current Assets                            949,349           910,665
  --------------------                         ----------        ----------

Property and equipment                             31,115            24,651
Deferred tax asset-
         Non current portion                      160,840           159,680
Other assets:

    Other investments

Patents, trademarks, and
other intangibles, net of
accumulated amortization
of $66,955 and $64,675
respectively                                        9,484            17,724
                                               ----------        ----------

  Total other assets                              201,439           202,055
  ------------------                           ----------        ----------

TOTAL ASSETS                                   $1,150,788        $1,112,720
                                               ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                       Mammatech Corporation

                           Balance Sheets



                                                      As of August 31, 2002
                                                        and Nov. 30, 2002
                                                           (continued)

                                                     Nov.2002       Aug 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current portion of long term debt                        6,260          6,260
Accounts payable-trade                             $     5,607    $    16,598
Customer deposits                                          -0-            -0-
Accrued payable-officer                                  6,630          6,630
Accrued salaries                                       540,675        541,495
Accrued royalties                                       79,705         79,705
                                                   -----------    -----------


TOTAL CURRENT LIABILITIES                              638,877        650,688
                                                   -----------    -----------


COMMITMENTS
  Long term debt                                           -0-            -0-

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                  $    10,046    $    10,046

  Additional paid-in capital                         2,811,183      2,811,183
  Accumulated deficit                               (2,035,365)    (2,085,243)
                                                   -----------    -----------

                                                   -----------    -----------
                                                       785,864        735,986

  Valuation allowance: mkt. sec                       (125,903)      (125,903)
  Treasury stock at cost,
  6,208,500 shares                                    (148,051)      (148,051)
                                                   -----------    -----------
                                                       511,910        462,032
                                                   -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 1,150,788    $ 1,112,720
                                                   ===========    ===========


        The accompanying notes are an integral part of these statements.

                            Statements of Cash Flows
                                  November 2001



Net income (loss)                                                     $ (38,801)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                          4,500
   Common stock issued for services                                           0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                           77,456
    (Increase) decrease in available for sale securities                      0
    (Increase) decrease in inventory                                      9,268
    (Increase) decrease in other assets                                  (2,075)
    (Increase) decrease in deferred tax asset                            (2,210)
    Increase (decrease) in accounts payable                             (22,981)
    Increase (decrease) in accrued expenses                             (10,921)
                                                                      ---------
       Total adjustments                                                 53,037
                                                                      ---------
  Net cash provided by
   operating activities                                                  14,236
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (2,706)
                                                                      ---------
Net cash (used in) investing activities                                  (2,706)
                                                                      ---------
Increase (decrease) in accrued expenses                                 (10,921)
Cash flows from financing activities:
   Repayment of note payable                                                  0
                                                                      ---------
  Net cash (used in)
   financing activities                                                       0
                                                                      ---------

Increase (decrease) in cash                                              11,530
Cash and cash equivalents,
 beginning of period                                                    578,054
                                                                      ---------
Cash and cash equivalents,
 end of period                                                        $ 589,584
                                                                      =========


                 See accompanying notes to financial statements.

                            Statements of Cash Flows
                                  November 2002



Net income (loss)                                                     $  47,669
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                           3,000
  Common stock issued for services                                            0
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                             15,727
  (Increase) decrease in available for sale securities                        0
  (Increase) decrease in inventory                                        4,545
  (Increase) decrease in other assets                                    (1,008)
  (Increase) decrease in deferred tax asset                                   0
  Increase (decrease) in accounts payable                               (10,991)
  Increase (decrease) in accrued expenses                                  (820)
                                                                      ---------
       Total adjustments                                                 10,453
                                                                      ---------
Net cash provided by
  operating activities                                                   58,122
                                                                      ---------

Cash flows from investing activities:
  Acquisition of property and equipment                                    (214)
                                                                      ---------
Net cash (used in) investing activities                                    (214)
                                                                      ---------

Cash flows from financing activities:
  Repayment of note payable                                                   0
                                                                      ---------

Net cash (used in)
  financing activities                                                        0
                                                                      ---------

Increase (decrease) in cash                                              57,908
Cash and cash equivalents,
  beginning of period                                                   503,556
                                                                      ---------
Cash and cash equivalents,
  end of period                                                       $ 561,464
                                                                      =========


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Nov. 30, 2002



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Nov. 30, 2002, and the results of operations and changes in financial position for the three months ended Nov. 30, 2002.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

Note 3. Gives effect to the Company's repurchasing 7,558,500 shares of stock from shareholders for treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


Results for the first quarter of Fiscal 2002 were encouraging. Sales increased by 37% from the previous quarter and 102% compared to the first quarter of 2001. Operating costs of $96,526 represent a 2.5% increase relative to the prior year quarter. The net income of $41,159 for the quarter contrasts with losses for both the previous quarter and the first quarter of 2001. A portion of this figure represents reimbursement on a new SBIR grant (see below), but $15,271 is actual operation income resulting from sales and training revenues.

During the quarter, the Company participated in the opening of a MammaCare Training Center in Frankfurt, Germany. This facility is located in the Gynecology Department of Wolfgang Goethe University Medical School and will teach MammaCare Breast self-examination to patients in addition to training European professionals in the skills of MammaCare Clinical Breast examination.

The Company also started work on a Phase I SBIR project aimed at extending the MammaCare Clinical Breast Examination technology to disabled women who have difficulty assuming the optimal positions for this procedure. Early activities have centered on acquiring and modifying special equipment to assist in the training process.

Finally, the Company launched a new model for providing MammaCare training at the institutional level. A prototype agreement creates a MammaCare Training Center at an institution dedicated to training healthcare professionals. The first such agreement has been concluded with the University of Florida College of Nursing and others are in various stages of negotiation. The intent is to expand the availability of the high level of professional training now available only at MammaCare headquarters and George Washington University. There can be no assurance, however, that this strategy will succeed or that substantial revenue will result.


With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. The Company continues to seek a larger partner in the healthcare industry.


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - Exhibit 99.1 Certification Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 2002.

                                      10-Q

                    For the three months ended Nov. 30, 2002

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