Form 10-Q
period 2003-02-28
MAMMATECH CORP
filed 2003-04-14
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:          Feb. 28, 2003
                  -----------------------------------------------
Commission File Number:      0-11050
                       ------------------------------------------

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

                                              Number of shares outstanding on
                                                        Feb. 28, 2003
                                                        -------------
                                              100,458,333 shares of which
                                              7,408,500 are treasury shares
TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value


The total number of pages of this report is 11.

                              Mammatech Corporation




                                      INDEX
        -----------------------------------------------------------------

                                     PART I.

              FINANCIAL INFORMATION                                    PAGE NO.


                          Item 1. Financial Statements

                    Statements of Operations for Three Months
           Ended Feb. 28, 2003 and Feb. 29, 2002..........................3

                    Balance Sheets for Feb. 29, 2003 and
           August 31, 2002..............................................4-5

                    Statement of Cash Flow for the Six Months
           Ended Feb. 28, 2003............................................6

                    Statement of Cash Flow for the Six Months
           Ended Feb. 29, 2002............................................7

                    Notes to Financial Statements for the Quarter
           Ended Feb. 28, 2003............................................8


           Item 2. Management's Discussion and Analysis of
           Financial Conditions and Results of Operations.................9


                           PART II. OTHER INFORMATION


           Item 6. Exhibits and Reports on Form 8-K......................10

              SIGNATURES.................................................11



                                    Mammatech Corporation
                            Statements of Comprehensive Operation
                                         (Unaudited)


                                  Six Months Ended                Three Months Ended
                                  ----------------                ------------------
                              February         February         February         February
                                2003             2002             2003             2002
                           -------------    -------------    -------------    -------------
Sales, net                 $     256,325    $     153,499    $     118,167    $      84,999

Cost of sales                     55,684           41,484           29,483           20,324

Gross Profit                     200,641          112,015           88,684           64,675

Selling, General and             191,763          180,767           95,431           86,554
Administrative Expenses
Operating gain (loss)              8,878          (68,752)          (6,747)         (21,879)

Other Income (SBIR)               46,254              -0-           21,115              -0-
Other Income                       2,400            2,400
Interest and dividends            14,145           14,224            6,565            6,152

Pre-tax income                    69,277          (52,128)          20,933          (13,327)


Provision for income tax         (11,355)             -0-           (3,140)             -0-


Comprehensive Income              57,922          (52,128)          17,793          (13,327)
(loss)
Comprehensive Income                 .00              .00              .00              .00
(loss) per share
Weighted average shares      100,462,500      100,462,500      100,462,500      100,462,500
                           =============    =============    =============    =============


                           The accompanying notes are an integral
                              part of the financial statements.

                                              3

                              Mammatech Corporation
                                 Balance Sheets


                                                  Feb. 28, 2003    Aug. 31, 2002
                                                   (Unaudited)       (Audited)
                                                    ---------         -------
ASSETS
------

  Cash and Cash Equivalents                        $  581,270       $  503,556
   Marketable securities                              269,129          269,129

  Accounts receivable:
    Trade                                              61,565           54,434
    Other                                                 -0-              -0-
  Inventory                                            56,625           78,446
  Other current assets
     Deferred tax asset-
         current portion                               11,355            5,100

  Total Current Assets                                979,944          910,665

Property and equipment                                 28,840           24,651

Other assets:
  Deferred tax asset-
   Non current portion                                155,635          159,680


  Patents, trademarks, and
  other intangibles, net of
  accumulated amortization
  of $53,080 and $46,942
  respectively                                         11,914           17,724


Total other assets                                    196,389          202,055
                                                   ----------       ----------

TOTAL ASSETS                                       $1,176.333       $1,112,720
                                                   ==========       ==========


                     The accompanying notes are an integral
                       part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets

                              As of August 31, 2002
                                and Feb. 28, 2003
                                   (continued)

                                                      Feb. 2003      Aug. 2002
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------
Current portion of long term debt                    $     6,260    $     6,260
Accounts payable-trade                                    10,191         16,598
Accrued payable-officer                                    6,630          6,630
Accrued salaries                                         540,033        541,495
Accrued royalties                                         79,705         79,705
                                                                    -----------


TOTAL CURRENT LIABILITIES                                642,819        650,688
                                                     -----------    -----------


COMMITMENTS

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  100,352,500 shares issued
  and outstanding                                    $    10,046    $    10,046

  Additional paid-in capital                           2,811,183      2,811,183
  Accumulated deficit                                 (2,013,761)    (2,085.243)
                                                     -----------    -----------
                                                         807,468        735,986
  Valuation allowance for
  marketable securities                                 (125,903)      (125,903)

  Treasury stock at cost,
  6,208,500 shares                                      (148,051)      (148,051)
                                                     -----------    -----------
                                                         533,514        462,032
                                                     -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $ 1,176,333    $ 1,112,720
                                                     ===========    ===========


                     The accompanying notes are an integral
                            part of these statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 2003


Net income (loss)                                                     $  69,277

Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

  Depreciation and amortization                                           6,000

  Common stock issued for services                                         --

Changes in assets and liabilities:

    (Increase) decrease in accounts receivable (7,131)

    (Increase) decrease in available for sale securities                   --

    (Increase) decrease in inventory                                     21,821
    (Increase) decrease in other assets                                  (1,008)
    (Increase) decrease in deferred tax asset

    Increase (decrease) in accounts payable                              (6,407)

    Increase (decrease) in accrued expenses                              (1,462)

       Total adjustments                                                 11,813
                                                                      ---------

  Net cash provided by
   operating activities                                                  81,090
                                                                      ---------

Cash flows from investing activities:

   Acquisition of property and equipment                                   (939)
                                                                      ---------
   Net cash (used in) investing activities                                 (939)
                                                                      ---------

Cash flows from financing activities:

   Repayment of note payable

 Net cash (used in)
   financing activities

Increase (decrease) in cash                                              80,151
Cash and cash equivalents,

 beginning of period                                                    503,556
                                                                      ---------

Cash and cash equivalents, end of period                              $ 583,707

See accompanying notes to financial statements.


                     The accompanying notes are an integral
                        part of the financial statements.

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                  Feb. 28, 2002



Net income (loss)                                                     ($ 52,128)

Adjustments to reconcile net income
 (loss) to net cash provided by operating activities:

   Depreciation and amortization                                          7,500

   Common stock issued for services                                        --

Changes in assets and liabilities:

    (Increase) decrease in accounts receivable 88,280

    (Increase) decrease in available for sale securities                   --

    (Increase) decrease in inventory                                     16,983
    (Increase) decrease in other assets                                  (2,075)
    (Increase) decrease in deferred tax asset
                                                                         (2,210)
    Increase (decrease) in accounts payable                             (23,160)

    Increase (decrease) in accrued expenses                             (10,921)

       Total adjustments                                                 74,397
                                                                      ---------

  Net cash provided by operating activities                              22,269
                                                                      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                 (3,008)
                                                                      ---------
   Net cash (used in) investing activities                                  -0-

Cash flows from financing activities:
   Repayment of note payable                                                -0-
  Net cash (used in)                                                        -0-
   financing activities

Increase (decrease) in cash                                              19,261

Cash and cash equivalents,
    beginning of period                                                 578,054
                                                                      ---------

Cash and cash equivalents, end of period                              $ 597,315

See accompanying notes to financial statements.

                              Mammatech Corporation
                          Notes to Financial Statements
                                  Feb. 28, 2003


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of Feb. 28, 2003, and the results of operations and changes in financial on for the three months ended Feb. 28, 2003.

Note 2. Earnings (loss) per share is based on the weighted average number of shares outstanding during each period.

Note 3. Expenditures associated with activities supported by federal research grants are reimbursed and appear as other income.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The results of the second quarter of Fiscal 2003 are mixed in comparison to the previous quarter and the second quarter of 2002. The six-month data show uniform improvement, however. Quarterly sales revenues increased by 39% from the same period a year ago but declined by 14.5% in comparison to the previous quarter. Similarly, gross profit increased by 37% compared to the second quarter of 2002 but was 20.7% less than the figure for last quarter. Operating expense during the current quarter relative to the first quarter decreased by 1.1% but was 10% higher than in the second quarter of 2002. The resulting net income of $17,792 compares favorably to a loss of $13,327 during the same quarter last year but is down by 57% in comparison to the prior quarter of the fiscal year.

A more encouraging picture emerged with respect to the six-month figures. Sales revenues increased by 67% coupled with an operating expense increased of only 6% compared to the first six months of 2002. The net income for the first half of the year increased $110,050 from a net loss in the same period a year ago.

The decline in sales relative to the previous quarter reflects the general economic malaise in the national economy in combination with insufficient inventory to service some large orders from customers in Germany and France. A portion of these revenues will be recognized in the third quarter and the company has increased production to meet future demands of this kind.

The Company trained 12 MammaCare Specialists during the quarter, down from 17 trained during the second quarter of 2002 but up from 3 the previous quarter. An increasing number of these specialists are being trained in the University of Florida College of Nursing facility under the agreement executed in the first quarter. In addition, the Company introduced a new one-day training program in clinical breast examination. The second individual to complete this program and receive certification is a widely recognized health professional at the National Institutes of Health. His evaluation of the program was laudatory. The Company has launched a targeted marketing program on behalf of the new clinical breast examination training procedure but there can be no assurance that any substantial revenues will result.

The Company is continuing its efforts to develop MammaCare Training Centers in medical and nursing schools. Negotiations have begun with a major medical institution on the west coast for an agreement to be consummated by early summer but there is no assurance an agreement will be finalized.

The Company remains essentially debt free and has no immediate liquidity problems. In the light of the present earnings picture, management sees no need to adjust the value of the deferred tax asset. The Company continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

   (a.)    Exhibits - None

   (b.) There were no reports filed on Form 8-K during the three months ending Feb. 29, 2003.

                                      10-Q

                    For the three months ended Feb. 28, 2003
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                            MAMMATECH CORPORATION
                                            =====================




DATE: April 11, 2003                        BY:  /s/  Henry S. Pennypacker
                                               --------------------------------
                                                      Henry S. Pennypacker,
                                                      President and Director


                                            BY:  /s/  Mary Sellers
                                               --------------------------------
                                                      Mary Sellers, Treasurer
                                                      and Chief Financial
                                                      Officer