Form 10-Q
period 2003-05-31
MAMMATECH CORP
filed 2003-07-11
CIK 704366

Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: May 31, 2003
                                          -------------
                        Commission File Number: 0-11050
                                               --------

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

                                  May 31, 2003

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

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended May 31, 2003 and May 31, 2002....................................3

     Balance Sheets for May 31, 2003
     August 31, 2002......................................................4-5

     Statement of Cash Flow for the Quarter
     Ended May 31, 2003 ....................................................6

     Statements of Cash Flow for the Quarter
     Ended May 31, 2002.....................................................7

     Notes to Financial Statements for the Quarter
     Ended May 31, 2003.....................................................8


     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........................9


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..... .......................10

     SIGNATURES............................................................11



                                  Mammatech Corporation
                                Statements of Operations
                                       (Unaudited)


                              Nine Months Ended                Three Months Ended
                            May              May              May              May
                            2003             2002             2003             2002

Sales, net             $     330,779          266,555         $ 74,804          113,226

Cost of sales                 74,523           73,529           18,153           32,093
                       -------------    -------------    -------------    -------------

Gross Profit                 256,256          193,026           56,651           81,132
Selling,general
and adminstra-
tive expense           $     288,355          263,053           97,678           79,281
                       -------------    -------------    -------------    -------------


Operating Income            ( 32,099)         (70,027)         (41,027)           1,851
                       -------------    -------------    -------------    -------------
    (Loss)

Other income                                    2,400
(expense)
 Interest &
 Dividend Income              20,965           19,998            6,878            5,774


 SBIR Grant.                  66,937           38,555           24,752
    reimb              -------------    -------------    -------------    -------------
                              87,902           60,953           31,630            5,774

Utilization of oper.
loss carryforward                -0-              -0-              -0-              -0-


Net income before
   taxes                      55,803          (47,629)
Provision for income
   tax                       (11,355)             -0-              -0-              -0-


NET INCOME (LOSS)             44,448          (47,629)          (9,397)           7,625
                       -------------    -------------
Net income (loss)
per share                        .00              .00              .00              .00
                       =============    =============    =============    =============

Weighted
average shares           100,462,500      100,458,500      100,462,500      100,458,500
                       =============    =============    =============    =============


        The accompanying notes are an integral part of the financial statements.

                                       -3-

                              Mammatech Corporation

                                 Balance Sheets


                                                       May 31,          Aug. 31,
                                                        2003             2002
                                                     (Unaudited)       (Audited)
                                                     ----------       ----------

ASSETS
------

  Cash and Cash Equivalents                          $  594,931          503,556
    Marketable Securities                               269,129          269,129

  Accounts receivable:
    Trade                                                29,864           54,434
    Other                                                  --                -0-


  Inventory                                              63,614           78,446
 Other current assets
     Deferred tax asset-
      current portion                                     6,150            5,100

  Total Current Assets                                  963,688          910,665

Property and equipment                                   26,236           24,651

Other assets:
     Deferred tax asset-
      Non current portion                               160,840          159,680

  Patents, trademarks, and
    other intangibles, net of
    accumulated amortization
    of $53,080 and $46,942
    respectively                                         11,914           17,724
                                                     ----------       ----------

             Total other assets                         172,754          207,094
                                                     ----------       ----------

TOTAL ASSETS                                         $1,162,678       $1,112,720


    The accompanying notes are an integral part of the financial statements.

                              Mammatech Corporation
                                 Balance Sheets
                              As of August 31, 2002
                                and May 31, 2003
                                   (continued)


                                                     May 2003         Aug 2002
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable-trade                             $     6,214      $    16,598
Accrued payable-officer                                  6,630            6,630
Current portion of long term debt                        6,260            6,260
Accrued salaries                                       539,501          541,495
Accrued royalties                                       79,705           79,705
                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                              638,310          650,688


COMMITMENTS
 Long term debt                                           --               --

Stockholders' equity:

  Common stock, par value $.0001;
  200,000,000 shares authorized;
  80,352,500 shares issued
  and outstanding                                  $    10,046      $    10,046

  Additional paid-in capital                         2,811,183        2,811,183
  Accumulated deficit                               (2,023,109)      (2,085,243)
                                                   -----------      -----------
                                                   -----------      -----------
                                                       798,120          735,986
  Valuation allowance for
    marketable securities                             (125,903)        (125,903)

  Treasury stock at cost,
 6,208,500 shares                                     (148,051)        (148,051)
                                                   -----------      -----------
                                                       524,166          462,032

TOTAL LIABILITIES AND                              $ 1,162,476      $ 1,112,720
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

                              Mammatech Corporation
                             Statement of Cash Flow
                            For the Six Months Ending
                                   May 31,2003


Net income (loss)
         Adjustments to reconcile net income (loss) to net            $  55,801
     cash provided by operating activities:
         Depreciation and amortization                                   12,000

Changes in assets and liabilties:
         (Increase) decrease in accounts receivable                      24,570
         (Increase) decrease in inventory                                14,832
         (Increase) decrease in deferred tax asset
          Increase (decrease) in accounts payable                       (10,384)
          Increase (decrease) in accrued expenses                        (1,792)
     (Increase) decrease in other assets                                 (1,008)
           Total adjustments                                             38,218
          Net cash provided by operating activities                      94,019
                                                                      ---------

Cash flows from investing activities:
          Acquisition of property and equipment                          (4,335)
          Net cash used in investing activities
Cash flows from financing activities:
         Repayment of note payable
         Net cash used in financing activities

Increase (decrease) in cash                                              89,684
         Cash and cash equivalents, beginning of period                 503,556
         Cash and cash equivalents, beginning of period                 593,240

                              Mammatech Corporation
                          Notes to Financial Statements
                                  May 31, 2003



Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2003, and the results of operations and changes in financial position for the three months ended May 31, 2003.


Note 2. Loss per share is based on the weighted average number of shares outstanding during each period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 2003 were disappointing but not surprising in view of the international situation. Sales decreased 36% relative to the previous quarter and by 34% relative to the third quarter of 2002. The operating loss of $41,027 compares unfavorably to the loss of $6,747 in the previous quarter and to the gain of $1,851 during the third quarter one year earlier. The negative operating income is partly the result of an abrupt decline in orders from the Company's regular military and other federal customers as the war in Iraq began. The net loss of $9,397 reflects the value of the Company's ongoing SBIR grant and the contribution of the Company's investments to net income.

The nine month figures are more encouraging. Net sales increased by 24% compared to last year. This is coupled with a slight increase in cost of goods and a slight increase in operating costs. As a result, the positive performance for the nine month period reflects a turnaround compared to the results a year earlier. There can be no assurance that this trend will continue although sales remain stable.

The MammaCare operation in Germany is expanding with a new training Center being developed in Munich. Sales volume is steadily increasing and has occasioned expansion of the Company's manufacturing facilities. There can be no assurance that sales volumes will be sufficient to offset the increased costs incurred by this expansion.

A number of medical education institutions are seeking to adopt the Company's MammaCare(R) Professional Training Programs and preliminary discussions have begun with several. In the first quarter of fiscal 2003, the Company announced an agreement with the University of Florida College of Nursing In order to maintain the recognized standards of MammaCare training in distant settings, a broader license agreement has been prepared. As the current quarter came to a close, the Company initiated negotiations with a major institution of medical education on the west coast and training of the prospective director has begun. There can be no assurance, however, that the Company will successfully complete this negotiation or, if successful, that substantial revenue will result.

The SBIR funded research designed to extend the MammaCare method of manual breast examination to benefit women with major physical disabilities is progressing well. Finally, Company officers received notification during the quarter of receipt of two patents covering an instructional system for teaching fine needle aspiration. The officers have granted the Company certain rights, at no cost, to use these patents.

The Company remains debt free and has no immediate liquidity problems.

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K

   (a.)   Exhibits - 99.1  Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act 0f 2002

   (b.) There were no reports filed on Form 8-K during the three months ending May 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MAMMATECH CORPORATION

DATE:                                       BY:  /s/
     -------------------                       --------------------------------
                                                      Henry S. Pennypacker
                                                      President and director

                                            BY:  /s/
                                               --------------------------------
                                                      Mary Sellers, Treasurer
                                                      and Chief Financial
                                                      Officer

CERTIFICATION

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Henry S. Pennypacker, Chief Executive Officer of Mammatech Corporation certify that:


1.   I have reviewed this quarterly report Form 10-Q of Mammatech Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: June 25, 2003

/s/  Henry S. Pennypacker
----------------------------------
     Henry S. Pennypacker
     Chief Executive Officer and President

CERTIFICATION


Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mary Bailey Sellers, Chief Financial Officer of Mammatech Corporation., certify that:

1.   I have reviewed this annual report on Form 10-K Mammatech Corporation;

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


Date: June 25, 2003

/s/  Mary Bailey Sellers
----------------------------------
     Mary Bailey Sellers
     Chief Financial Officer and
     Executive Vice President