Form 10-K
period 2003-08-31
MAMMATECH CORP
filed 2003-12-01
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20001
                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           Commission File No. 0-11-50
         August 31, 2003

                              MAMMATECH CORPORATION
                              ---------------------
             (exact name of registrant as specified in its charter)

       FLORIDA                                     59-2181303
       ------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification Number)


          930 NW 8th Avenue, Gainesville, Florida 32601 (352) 375-0607
          ------------------------------------------------------------
        (Address including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   No x

The aggregate market value of the Company's common stock held by non-affiliates as of November 30,2003 was $357,274 based on the average bid and asked price. As of November 30, 2003 there were 100,452,500 shares of the Company's common stock outstanding. Of this sum, 6,178,500 shares are treasury shares.


Total Number of Pages: 42          Exhibit Index is on Page: 37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
INTRODUCTION
-------------------------------

     The Company owns all rights to, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life-like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material, which simulates the normal nodularity, or "lumpiness," that characterizes most breast tissue.

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

     The MammaCare System is sold in several forms, all of which contain at least one of the Company's patented breast models. Originally, a client was given private training after which she was provided with a take-home breast model and other materials. Now, the customer may view a videotape developed by the Company which teaches her the proper use of the model(s) and an extremely thorough examination technique. The practice model is designed to permit a woman to reinforce her lump detection skills periodically and serves as a comparative standard as she palpates her own breast.

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

BASIC TRAINING MODEL AND TRAINING
---------------------------------

     The Company's basic training model is a life-like model of a human female breast. Its covering is a thin silicone membrane which simulates human skin. The interior of the model, also made of silicone, closely simulates that of a mature female breast with respect to granular, glandular, adipose and connective tissue. Implanted within the model are simulated tumors consisting of extruded polymers whose firmness matches that of excised tumors. The model is manufactured in different degrees of firmness and nodularity in order to offer the trainee a model, which closely resembles her own breast.

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

     As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need B.S.E., the Company has developed three training programs at the Gainesville Center. The first is a comprehensive, four-day training program leading to certification as a MammaCare Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare Method of performing and teaching manual breast examination.

     The second training program leads to an Associate certificate. It is a three-day training session for health care professionals, which enables them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a trained MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.

     The third training program was introduced during the current year and leads to certification of proficiency in the MammaCare Method of Clinical Breast Examination. The course lasts one day and can be offered by MammaCare Specialists who have undergone additional training.

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

     During the last several fiscal years, the Company has intensified its efforts to offer MammaCare overseas. (See Management Discussion below). The Company has developed an extensive customer base in Canada and anticipates increased activity in that country as the trade barriers continue to be dismantled as a result of NAFTA. The Company has trained a number of MammaCare Specialists who live and work in Canada and maintains close professional ties to these individuals. The Company has also an established relationship with a distributor in Germany who has translated the materials into German and is slowly establishing a substantial presence throughout Europe.

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

     The MammaCare Professional Learning System consists of a teaching model, a 24-minute videocassette, and practice kit. The teaching model is a patented breast model, designed to teach the difference between the feel of normal, nodular breast tissue and the feel of small lesions. The videocassette guides the learner through a series step-by-step exercises, first on the models, then on her own breast tissue. This is intended to lead to mastery level proficiency in palpation, search technique and lump detection. The practice kit contains a "take-home" breast model, a written review manual, a reminder calendar and a record booklet.

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

     Similar arrangements have been concluded with the Alaska, Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. These organizations are a major component of the Company's customer base and are a stable source of revenue. More recently, the Company has developed a web site ( and markets its products and services through that medium.

Finally, the Company has recently begun a program of MammaCare Training Centers at major medical and nursing schools. Training is offered at these institutions and resulting data are shared with the Company. I cases where trainees meet established standards of proficiency, Certificates signed by the Company and the participating institution are awarded.

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

     Recently, the Company completed research under the auspices of the National Cancer Institute. The object of this research was to develop and validate versions of MammaCare that would meet the needs of the blind and visually impaired and the deaf and hard of hearing. This research was completed on schedule and to resulted in the introduction of effective products.

     Current research funded by the National Cancer Institute is aimed at developing special techniques for conducting effective clinical breast examinations on physically disabled women. Such women pose such problems that they rarely receive either clinical breast examinations or screening through other modalities. Basic studies are under way to determine the methods of positioning and palpation that will be effective with this population.

PATENTS, TRADEMARKS AND COPYRIGHTS
----------------------------------

     The MammaCare System was invented by seven people, including the Company's two principle shareholders, as part of research activities conducted at the University of Florida during the decade of the 70's. Subject to royalties payable to four of the co-inventors, the Company owns all rights to and is entitled to receive all revenues from the System. The original patents have now expired so the following data are presented for information only. The Company's ownership interests in the patents and foreign patent applications were as follows:

Total Sale Volume of the System         Company's Percentage
-------------------------------         --------------------

$          1 to $ 5,000,000                    97.14%
$  5,000,001 to $ 7,500,000                    97.71%
$  7,500,001 to $10,000,000                    98.29%
$ 10,000,001 and over                          98.86%

-----------------------
     The Company's position is that based upon reasonable expectations of the parties, the above figures are for the life of the patent.

PATENTS
-------

     The Company is the assignee of the following patents and patent applications directed to the Model and/or the System as indicated:

-----------------------------------------------------------------------------------------------------------------
                    Patent No. or          Issue date or    Expiration Date   Subject Matter
                    Application No.         Filing Date
-----------------------------------------------------------------------------------------------------------------
United States           4,134,218             1/16/79           1/16/96       Model and methods and apparatus
                                                                              relating to the system
United States            308,914               Filed                          New model relating to the system
                                               2/9/89
Canada                  1,109,252             9/22/81           9/22/98       Model
Canada                  1,147,951              Filed           6/14/2000      Methods and apparatus relating to
                                              6/14/83                         the system
United Kingdom           2005894              5/26/82           10/2/98       Model
United Kingdom           2077017              10/13/82          10/2/98       Methods and apparatus relating to
                                                                              the system
Germany                P 2844373.4            11/11/81          10/12/98      Model, as well as certain apparatus
                                                                              elating to the system
Germany            Pending Application         Filed               -          Division application of the
(1)                    P 2857496.14           2/25/80                         application that issued as German
                                                                              Patent No. P 2844373.4 and is
                                                                              directed to methods and apparatus
                                                                              relating to the system
Japan                    1304322              6/15/85           10/11/98      Methods and apparatus relating to
                                                                              the system
Japan(2)                 Pending              10/26/84             -          Model allowed and published for
                        224,279/84                                            opposition
-----------------------------------------------------------------------------------------------------------------

                                       9

(1) The German Patent Office has issued a notice of a decision to grant this application. After the application is granted, it will be published for the purpose of opposition, an interested person may oppose the granting of the application within three months of the publication date.

(2) This application was allowed by the Japanese Patent Office and published for opposition in September 1985. In November 1985, a Statement of Opposition was filed on the ground that protection sought for this model was overbroad and that the Company's model is not sufficiently novel or inventive compared to other models to support a patent. In November 1986, the Company filed a repose setting forth their position that the patent application defines the model in a manner that is patentable over all of the prior models known. To date, the Japanese Patent Office has not acted on this matter.

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

TRADEMARKS
----------

     The following chart depicts the trademarks and copyrights owned by the
Company:

---------------- -------------------------- -------------------- ---------------
Type of Mark     Mark                       Registration Number  Status
---------------- -------------------------- -------------------- ---------------
U.S. Trademark   The MammaCare Method &     1,288,296            Issued 7/31/84
                 Design
U.S. trademark   The Mammatech Corporation  1,305,388            Issued 11/13/84
U.S. Trademark   MammaKit                   1,317,844            Issued 2/5/85
U.S. Trademark   MammaTrainer & Design      1,310,897            Issued 12/25/84
U.S. Trademark   MammaTest & Design         1,303,689            Issued 11/6/84
U.S. Trademark   M & Design                 1,310,918            Issued 12/25/84
U.S. Trademark   Hand Design                1,357,256            Issued 8/27/85
U.S. Trademark   MammaCare                  1,445,641            Issued 6/30/87
---------------- -------------------------- -------------------- ---------------


COPYRIGHTS
----------

--------------------- ---------------------------- -------------------- ----------------------
Type                  Name                         Registration Number  Effective for:
--------------------- ---------------------------- -------------------- ----------------------
Advertising Brochure  What Am I Supposed to Feel?  TX1-199-545          75 years from 9/29/83
Test Form             MammaTest                    TX1-234-492          75 years from 12/14/83
Instructional Manual  The MammaCare Method         TX1-259-524          75 years from 12/29/83
--------------------- ---------------------------- -------------------- ----------------------


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

--------------------------------------------------------------------------------
Quarterly Period                   High Bid (1)                      Low Bid (1)
--------------------------------------------------------------------------------
November 30, 1988                  $   0.005                         $   0.005
February 28, 1989                  $   0.01                          $   0.0025
May 31, 1989                       $   0.01                          $   0.01
August 31, 1989                    $   0.01                          $   0.004
November 30, 1989                  $   0.01                          $   0.0075
February 28, 1990                  $   0.01                          $   0.005
May 31, 1990                       $   0.01                          $   0.005
August 31, 1990                    $   0.01                          $   0.001
November 30, 1990                  $   0.01                          $   0.001
February 29, 1991                  $   0.01                          $   0.001
May 31, 1991                       $   0.01                          $   0.001
August 31, 1991                    $   0.01                          $   0.001
November 30, 1991                  $   0.01                          $   0.001
February 29, 1992                  $   0.01                          $   0.001
May 31, 1992                       $   0.01                          $   0.001
August 31, 1992                    $   0.01                          $   0.001
August 31, 1996                    $   0.01                          $   0.005
August 31, 1997                    $   0.01                          $   0.001
August 31, 1998                    $   0.24                          $   0.001
August 31, 1999                    $   0.08                          $   0.010
August 31, 2000                    $   0.30                          $   0.010
August 31, 2001                    $   0.05                          $   0.001
August 31, 2002                    $   0.02                          $   0.01
August 31, 2003                    $   0.01                          $   0.001
--------------------------------------------------------------------------------

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2003, there were approximately 3,800 record holders of the Company's common stock with 100,452,500 shares outstanding, of which 6,178,500 shares are treasury stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------

YEAR ENDED                                  Aug.31,      Aug.31,        Aug.31,
                                             2003          2002          2001
                                          ----------    ----------    ----------
Revenues from Operations                     437,365       367,771       539,414
Net Income (Loss)                           (164,648)     (194,304)       12,521
Income (Loss) per Common Share                     0             0             0
                                          ----------    ----------    ----------

Summary of Consolidated Balance Sheet
-------------------------------------

YEAR ENDED                                  Aug.31,      Aug.31,
                                             2003          2002
                                          ----------    ----------
Total Assets                               1,035,108     1,112,720
Total Liabilities                            674,806       650,688
Shareholder's Equity                         360,302       462,032
                                          ----------    ----------


During these periods, no cash dividends were declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

     Results of Operations
     ---------------------

     Sales for 2003 increased by 19% over the previous year but remained 18% below the 2001 sales total of $539,414, the highest in the Company's history. Export sales of $88,354 increased by 107% over the previous year and account for 20% of the total compared to 11.6% in 2002. The increase in foreign sales was due to expansion of the marketing program in Germany and a substantial purchase by a French health care organization. The increase in foreign sales accounts for 65.6% of the total increase in sales; domestic sales are slowly recovering from the impact of the events of September 11, 2001, including the subsequent economic downturn. Figure 1 shows the progress of sales since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

[OBJECT OMITTED]

Figure 1. Annual sales: 1987-2003

     The Company's operating expense decreased by 35% in comparison to 2002 and by 18% with respect to the 2001 figure. This large reduction is due in part to assignment of certain personnel costs to the SBIR grant and in part to the fact that royalties on the original patents are no longer being accrued because the related patents have expired.

     The operating loss of $164,648 is 15% smaller than last year. It is accounted for by a $164,780 provision for income taxes since the Company does not anticipate using its tax loss carryforward. The Company's pretax net income for the year was $132, a substantial improvement from the ($192,094) figure for the previous year.

     During the year, the Company continued to expand its marketing program through direct mail and catalogue distribution. Several targeted mailings offering special prices on product combinations were found to be especially effective.

     The emphasis on clinical breast examination evident in the medical literature continued to intensify during the current year. Thus, the demand for professional training in MammaCare has again increased. During the year, the Company trained 35 new MammaCare Specialists and recognized that this aspect of its activities must be greatly expanded if it is to meet even a portion of the demand. Accordingly, the Company has altered its training strategy and is now creating MammaCare Training Centers which are being located primarily in medical schools, nursing schools, and other health care professional training institutions. Three such Centers are already in various stages of operation and negotiations are under way for several more. The concept underlying the Centers is one of partnership; the Centers will enjoy the use of the Company's logos and trademarks in awarding Certificates to individuals completing programs in accordance with strict standards characteristic of MammaCare training since the Company's inception. Each trainee awarded a Certificate by a Center represents revenue to the Company in the form of equipment sales and registration fees. There can be no assurance that this source of revenue will ever become substantial or that many institutions will elect to become MammaCare Training Centers. At the moment, however, the idea has been well received by members of the breast health community.

     The Company also introduced an intensive one-day training program leading to Certification in the MammaCare Method of Clinical Breast Examination. At this writing, four individuals have completed the program and their evaluations have been excellent. The Company plans to offer training to existing Specialists to prepare them to offer this program in their professional settings.

     Medical professionals seeking MammaCare Professional Training represent a variety of health care organizations. Many are associated with the U.S. Centers for Disease Control, Breast and Cervical Cancer Project (BCCP) and other federal and state facilities. Others come from military facilities. We anticipate that the flow of trainees from these sources will increase as ease of arranging training through regional MammaCare Training Centers becomes possible.

     The Company continues to benefit from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System videotape and printed materials. The distributor continues an extensive promotional campaign in both the electronic and print media. The distributor is now actively marketing and modest sales are continuing.

     Last year, we reported that discussions concerning formation of a MammaCare training center in Germany were in the beginning stages. A MammaCare Training Center officially opened in the Department of Gynecology of Wolfgang Goethe University in Frankfurt shortly after the beginning of the current fiscal year. Its activities are largely responsible for the increment in foreign sales discussed above. Another program is being developed in Munich and may be operational by early 2004.

     Finally, the Company has completed the first year of an SBIR Phase I grant to explore the feasibility of extending MammaCare to meet the challenge of training professionals to conduct proficient CBE on women with physical disabilities. Specialized equipment and procedures are being developed to create a technique that is functionally equivalent to standard MammaCare for normal women.

     Liquidity
     ---------

     At the close of the 2003 fiscal year, the Company's assets totaled $1,035,108 compared to $1,112,720 at the close of 2002. A portion of this reduction is due to the tax loss carry forward adjustment mentioned above. The Company has sufficient liquid assets to meet current and foreseeable obligations. The Company expects a substantially increased R&D budget supporting development of an advanced computer assisted training system to make demands on its capital in the coming year.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,260 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

         Capital Resources
         -----------------

     The Company has no material commitment for capital expenditures and there are no known trends in its capital resources.


ITEM 8. FINANCIAL STATEMENTS - (SEE FOLLOWING PAGES)
-----------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2002, and the results of its operations, and its cash flows for the years ended August 31, 2002 and 2001, in conformity with generally accepted accounting principles.


/s/ James E. Scheifley & Associates, P.C.
-----------------------------------------
James E. Scheifley & Associates, P.C.
Certified Public Accountants

Dillon, Colorado
October 3, 2002

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2003, and the results of its operations, and its cash flows for the year ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
November 5, 2003


                                       Mammatech Corporation
                              Statements of Comprehensive Operations
                                      Years Ended August 31,

---------------------------------------------------------------------------------------------------
                                                         2003             2002             2001
---------------------------------------------------------------------------------------------------
Sales, net                                          $     437,365    $     367,771    $     539,414
Cost of sales                                             116,924          118,168          128,318
Gross profit                                              320,441          249,603          411,096
Selling, general and administrative expenses              305,708          468,959          441,257
Income (loss) from operations                              14,733         (219,356)         (30,161)

Other income and (expense):
  Interest expense                                              0                0           (1,624)
  Research and development                                (20,700)               0                0
  (Loss) on sale of investment securities                 (22,911)               0                0
  Interest and dividend income                             29,010           27,262           46,516
                                                          (14,601)          27,262           44,892

Income (loss) before income taxes                             132         (192,094)          14,731
Provision for income taxes                               (164,780)          (2,210)          (2,210)
Net income (loss)                                   $    (164,648)   $    (194,304)   $      12,521

Basic and fully diluted earnings per share:
 Net income  (loss)                                 $       (0.00)   $       (0.00)   $        0.00
 Weighted average shares outstanding                  100,452,500      100,452,500      100,452,500

  Net income (loss)                                 $    (164,648)   $    (194,304)   $      12,521
   Unrealized gain (loss) from investments net of
    income taxes                                           62,918          (27,896)         (27,986)
  Comprehensive income (loss)                       $    (101,730)   $    (222,200)   $     (15,465)
---------------------------------------------------------------------------------------------------


                          See accompanying notes to financial statements.


                              Mammatech Corporation
                                 Balance Sheets
                                   August 31,

--------------------------------------------------------------------------------
                    ASSETS                                2003           2002
--------------------------------------------------------------------------------
Current assets:
  Cash                                                $   223,598    $   503,556
  Available for sale securities                           675,738        269,129
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $18,825 and $7,908                20,998         54,434
  Accounts receivable - other                              12,581              0
  Inventory                                                71,571         78,446
  Deferred tax asset - current portion                          0          5,100
      Total current assets                              1,004,486        910,665

Property and equipment, at cost, net of
  accumulated depreciation of $235,404 and $225,882        21,963         24,651

Deferred tax asset - non-current portion                        0        159,680
Patents, trademarks and other intangibles, net of
  accumulated amortization of $88,372 and $85,639           8,659         17,724
                                                      $ 1,035,108    $ 1,112,720
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Note payable                                        $     6,260    $     6,260
  Accounts payable and accrued expenses                    33,821         96,303
  Accounts payable - officers                               6,630          6,630
  Accrued salaries - officers                             628,095        541,495
      Total current liabilities                           674,806        650,688

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized,
  100,452,500 shares issued and outstanding                10,046         10,046
 Additional paid-in capital                             2,811,183      2,811,183
 Accumulated (deficit)                                 (2,249,891)    (2,085,243)
                                                          571,338        735,986
 Treasury stock, at cost, 6,178,500 shares               (148,051)      (148,051)
                                                          423,287        587,935
Other comprehensive income:
 Valuation allowance for marketable securities            (62,985)      (125,903)
                                                          360,302        462,032
                                                      $ 1,035,108    $ 1,112,720
--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.


                                                       Mammatech Corporation
                                                Statement of Stockholders' Equity
                                           Years Ended August 31, 2001, 2002 and 2003

                                                                                         Valuation
                                                            Additional                   Allowance
                                  Common                      Paid-in      Treasury    for Marketable   Accumulated
                                  Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, August 31, 2000        100,452,500   $    10,046   $ 2,811,183   $  (148,051)   $   (22,453)   $(1,903,460)   $   747,265

(Decrease) in market value                0             0             0             0        (42,403)             0        (42,403)
of securities

Net income for the year                   0             0             0             0              0         12,521         12,521
Balance, August 31, 2001        100,452,500        10,046     2,811,183      (148,051)       (64,856)    (1,890,939)       717,383

(Decrease) in market value                0             0             0             0        (61,047)             0        (61,047)
of securities

Net (loss) for the year                   0             0             0             0              0       (194,304)      (194,304)

Balance, August 31, 2002        100,452,500        10,046     2,811,183      (148,051)      (125,903)    (2,085,243)       462,032

Increase in market value of               0             0             0             0        62,918              0         62,918
securities

Net (loss) for the year                   0             0             0             0              0       (164,648)      (164,648)

Balance, August 31, 2003        100,452,500   $    10,046   $ 2,811,183   $  (148,051)   $   (62,985)   $(2,249,891)   $   360,302
----------------------------------------------------------------------------------------------------------------------------------



                                          See accompanying notes to financial statements.


                                      Mammatech Corporation
                                    Statements of Cash Flows
                                     Years Ended August 31,

------------------------------------------------------------------------------------------------
                                                                2003         2002         2001
                                                                ----         ----         ----
------------------------------------------------------------------------------------------------

Net income (loss)                                            $(164,648)   $(194,304)   $  12,521
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                12,255       13,485       16,788
   Realized (loss) on marketable securities                    (22,911)           0            0
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  33,436       74,427      (42,877)
    (Increase) in accounts receivable - other                  (12,581)           0            0
    (Increase) in available for sale securities                      0     (112,268)     (86,237)
    Decrease in inventory                                        6,875       27,002       36,237
    (Increase) decrease in other assets                          9,772       (1,875)      (3,424)
    Decrease in deferred tax asset                             164,780        2,210        2,210
    Increase in accounts payable and accrued expenses           24,118      125,606      125,323
       Total adjustments                                       215,744      128,587       48,020
  Net cash provided by (used in) operating activities           51,096      (65,717)      60,541

Cash flows from investing activities:
   Purchase of available for sale securities                  (381,237)           0            0
   Proceeds from the sale of available for sale securities      60,457            0            0
   Acquisition of patents                                       (3,440)           0            0
   Acquisition of property and equipment                        (6,834)      (8,781)     (23,866)
Net cash (used in) investing activities                       (331,054)      (8,781)     (23,866)

Cash flows from financing activities:
   Repayment of note payable                                         0            0         (476)
   Net cash (used in) financing activities                           0            0         (476)

Increase (decrease) in cash                                   (279,958)     (74,498)      36,199
Cash and cash equivalents, beginning of period                 503,556      578,054      541,855
Cash and cash equivalents, end of period                     $ 223,598    $ 503,556    $ 578,054
------------------------------------------------------------------------------------------------

                         See accompanying notes to financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                             Years Ended August 31,

---------------------------------------------------------------------------------
                                                        2003      2002      2001
                                                        ----      ----      ----
---------------------------------------------------------------------------------

Supplemental cash flow information:
   Cash paid for interest                             $     0   $     0   $ 1,624
   Cash paid for income taxes                         $  0.00   $  0.00   $  0.00


Non-cash investing and financing activities:
Increase (decrease) in investment valuation reserve   $62,918   $61,047   $42,403
---------------------------------------------------------------------------------










                 See accompanying notes to financial statements.

                                       24

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2003


Note 1. Summary of Significant Accounting Policies

Organization and Operations:
Mammatech Corporation was incorporated in the State of Florida on November 23, 1981, and holds patents on a breast tumor detection training system. The system consists of a breast model and a method of breast self-examination, and is marketed by the Company to individuals and healthcare professionals.

Reclassifications:
Certain amounts presented in previous years financial statements have been reclassified to conform to current year presentation.

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

Revenue recognition:
The Company recognizes revenue on the sales of its products at the time of shipment. The Company recognizes revenue from services at the time the services are completed.

Grants:
The Company accounts for funds received under grants for cost reimbursement as a reduction in the related costs.

Accounts Receivable:
Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Accounts receivable are stated net of an allowance of $18,825.

Marketable Securities:
The Company's marketable securities consist primarily of common stock and mutual fund holdings and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold.

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

Stock-based Compensation
The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Segment Information
The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes:
The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Advertising:
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $9,584, $8,186 and $6,226 for the years ended August 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements:
In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. Related Party Transactions:
The Company occupies office and clinic space pursuant to a month-to-month lease entered into with a shareholder at a cost of $1,200 per month plus certain common costs, which approximates fair market value. Rent expense was $14,040, $15,360, and $15,069 for the years ended August 31, 2003, 2002, and 2001, respectively.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2003.

Through August 31, 2003 the Company accrued an aggregate of $628,095 in unpaid salaries due to two officers.

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

Note 3. Available for Sale Securities

Marketable securities consist of the following at August 31, 2003:

Mutual funds with a cost basis of $685,864 and fair market value of $622,508 Common stocks with a cost basis of $52,859 and a fair market value of $53,230

The gross realized losses on sales of available-for-sale securities were $22,911 during the year ended August 31, 2003. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $62,918 during the year ended August 31, 2003 and totaled $62,985 at August 31, 2003.

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

During the year ended August 31, 2001 the Company increased its investment in a high-income mutual fund by $86,237. The aggregate market value of the funds amounted to $217,908 at August 31, 2001. The accumulated amount of net unrealized holding (losses) applicable to these securities has been included as a separate component of stockholders' equity. This amount was ($64,856) at August 31, 2001 and the change in net unrealized holding (losses) for the year ended August 31, 2001 amounted to $(42,403).

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31:

                                            2002           2003
                                          --------       --------

     Furniture and equipment              $234,398       $241,232
     Leasehold improvements                 16,135         16,135
                                          --------       --------
                                           250,533        257,367
     Less: accumulated depreciation        225,882        235,404
                                          --------       --------
                                          $ 24,651       $ 21,963
                                          ========       ========

Depreciation charged to operations was $9,522, $10,418, and $10,869 during the years ended August 31, 2003, 2002, and 2001, respectively.

Note 5. Note Payable

At August 31, 2003 the Company had an unsecured demand note payable due to a vendor in the principal amount of $6,260 with interest at 8% per annum.

Note 6. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.

During the year ended August 31, 2003 the Company failed to have the financial statements included in its Form 10-Q filings reviewed by its independent auditors as required by Securities and Exchange Commission rules and regulations.

Note 7. Concentration of Credit Risk/Major Customers

During the years ended August 31, 2003, 2002 and 2001, the Company had no single customer that accounted for more than 10% of its total sales.

At August 31, 2003 the Company has $193,492 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its breast models. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $88,354, $42,878 and $0 during the years ended August 31, 2003, 2002 and 2001, respectively.

Note 8. Grants

The Company received funds from grants for expense reimbursement aggregating $90,307, $9,712 and $38,557 for the years ended August 31, 2003, 2002 and 2001, respectively.

Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company has recorded a deferred tax asset during the year ended August 31, 1999, related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expects to generate during the remaining term of the loss carryforward ($500,000). The Company has provided a reserve of approximately $175,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. During the year ended August 31, 2003, the Company reversed the unused portion of the deferred tax asset of $164,780 as it determined that it was more likely than not that the Company would not utilize this asset in future years. At August 31, 2003 the deferred tax asset related to the operating loss carryforwards of $316,000 has been fully reserved.

At August 31, 2003, the Company had net operating loss carryforwards aggregating approximately $928,000, which expires as follows:

              2004:   $ 233,000          2008:   $  74,000
              2005:   $ 280,000          2009:   $  16,000
              2007:   $ 131,000          2022:   $ 194,000

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                            Year Ended August 31,
                                            2003    2002     2001
                                            ----    ----     ----
   Tax at federal statutory rates           34%      34%      34%
   Surtax exemption                         (19)     (19)    (19)
   Operating loss carryforward              (15)     (15)    (15)
                                            ---      ---     ---
                                             - %      - %     - %

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

On August 28, 2003, the Registrant changed accountants from James E. Scheifly & Associates, PA to Stark, Winter, Schenkein & Co., LLP, 7535 East Hampden Ave., Suite 109, Denver, CO 80231.

James E. Scheifly & Associates, PA elected not to stand for reappointment as the Company's independent accountant;

The financial statements reported on by James E. Scheifly & Associates, PA were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through August 28, 2003;

The decision to change accountants was approved by the Registrant's Board of Directors; and

There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through August 28, 2003.

On August 28, 2003 the Registrant engaged Stark, Winter, Schenkein & Co., LLP, as its independent accountants.

The Registrant did not consult with Stark, Winter, Schenkein & Co., LLP, its new independent accountants, regarding any matter prior to its engagement.

                                    PART III

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

The following persons are the executive officers and directors of the Company.

Name                           Age     Position with the Company
----                           ---     -------------------------

Mark Kane Goldstein, Ph.D.     65      Chairman of the Board, Vice-President and
                                       Secretary

H. S. Pennypacker, Ph.D.       66      President

Mary Bailey Sellers            55      Treasurer

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

     From 1978 through May 1984, Dr. Goldstein was a member of the City Commission of Gainesville, Florida including 1980-81 when he served a one-year term as Mayor.

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

     Dr. Pennypacker is the author or co-author of five books and over fifty articles and book chapters dealing with various aspects of behavioral research and behavioral medicine. He is a past President of the International Association for Behavior Analysis, the Society for Advancement of Behavior Analysis, and the Florida Association for Behavior Analysis. He serves as a member of the Board of Trustees of the Cambridge Center for Behavioral Studies and was recently elected Chairman of its newly formed Board of Directors. On August 10, 1990, Dr. Pennypacker received an award from the California Division of the American Cancer Society in recognition of his "...pioneering contribution to breast self-examination education."

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

                    Cash Compensation Table
---------------------------------------------------------------
          A                       B                    C
---------------------------------------------------------------
Name of individual          Capacities in            Cash
or number of persons        which served           Compensation
in a group

All executive officers      All capacities         $91,012
as a group
(three persons) (1)

----------
(1) No executive officer of the Company received more than $42,250.00 in compensation during the fiscal year ended August 31,2003.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 2003 fiscal year. In addition, $50,780 was accrued in salary for Dr. Pennypacker and $36,020 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $42,250.00 per year.

     All directors receive reimbursement of expenses but no fees for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of August 31, 2003, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

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

Financial Statements             Pages 17 to 32


(b) Reports on Form 8-K: An 8-K was filed on August 28, 2003 related to change in accountants.

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

Date:  November 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
Position or Office                          Date
------------------                          ----


/s/ Mark Kane                               November 30, 2003
------------------------
Mark Kane Goldstein
Chairman of the Board


/s/ H. S. Pennypacker                       November 30, 2003
---------------------
H. S. Pennypacker
President and Director


/s/ Mary Bailey Sellers                     November 30, 2003
-----------------------
Mary Bailey Sellers
Treasurer