Form 10QSB
period 2003-11-30
MAMMATECH CORP
filed 2004-01-15
CIK 704366

Form 10QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                  Nov. 30, 2003
                                    -------------------------------------------
Commission File Number:             0-11050
                                    -------------------------------------------

                              Mammatech Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                              59-2181303
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida                        32601
----------------------------------------                       --------
(Address of principal executive offices)                      (Zip Code)


                                 (352) 375-0607
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes_______ No___X____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares outstanding on
Nov. 30, 2003
-------------
104,052,500 shares of which 6,178,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 11.

                              Mammatech Corporation
                                      INDEX
   ---------------------------------------------------------------------------

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Balance Sheet for Nov. 30, 2003.....................................3

         Statements of Operations for the three months
         Ended Nov. 30, 2003 and Nov. 30, 2002...............................4

         Statements of Cash Flows for the three months
         Ended Nov. 30, 2003 and Nov. 30, 2002...............................5

         Notes to Financial Statements
         Ended Nov. 30, 2003...............................................6-7

         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations......................8

         Item 3. Controls and Procedures.....................................9

PART II.     OTHER INFORMATION
         Item 1.  Legal Proceedings.........................................10

         Item 2.  Changes in Securities.....................................10

         Item 3.  Defaults Upon Senior Securities...........................10

         Item 4.  Submissions of Matters to a Vote
                    of Security Holders.....................................10

         Item 5.  Other Information.........................................10

         Item 6.  Exhibits and Reports on Form 8-K..........................10

         Signatures.........................................................11

         Exhibit 31.1

         Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                              Mammatech Corporation
                                  Balance Sheet
                                November 30, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                                $  191,370
  Available for sale securities                                          724,108
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $16,344                                          23,479
  Accounts receivable - other                                             12,071
  Inventory                                                               53,293
                                                                      ----------
      Total current assets                                             1,004,321
                                                                      ----------

Property and equipment, at cost, net of
  accumulated depreciation of $238,404                                    19,372
                                                                      ----------

Patents, trademarks and other intangibles, net of
  accumulated amortization of $88,372                                      8,659
                                                                      ----------
                                                                      $1,032,352
                                                                      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable                                                        $    5,200
  Accounts payable and accrued expenses                                   17,024
  Accounts payable - officers                                              6,630
  Accrued salaries - officers                                            651,095
                                                                      ----------
      Total current liabilities                                          679,949
                                                                      ----------
Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized,
  104,052,500 shares issued and outstanding                              10,406
 Additional paid-in capital                                           2,846,823
 Accumulated (deficit)                                               (2,315,346)
                                                                    -----------
                                                                        541,883
 Treasury stock, at cost, 6,178,500 shares                             (148,051)
                                                                    -----------
                                                                        393,832
Other comprehensive income:
 Valuation allowance for marketable securities                          (41,429)
                                                                    -----------
                                                                        352,403
                                                                    $ 1,032,352
                                                                    ===========

                 See accompanying notes to financial statements.



                                        Mammatech Corporation
                                Statements of Comprehensive Operations
                                   Three Months Ended November 30,
                                              (Unaudited)

                                                                      2003                       2002
                                                                      ----                       ----

Sales, net                                                   $     120,658              $     138,158
Cost of sales                                                       31,176                     26,361
                                                             -------------              -------------
Gross profit                                                        89,482                    111,797
                                                             -------------              -------------

Selling, general and administrative expenses                       158,069                     71,408
                                                             -------------              -------------
Income (loss) from operations                                      (68,587)                    40,389
                                                             -------------              -------------

Other income and (expense):
  (Loss) on sale of investment securities                           (5,234)                      --
  Interest and dividend income                                       8,366                      7,280
                                                             -------------              -------------
                                                                     3,132                      7,280
                                                             -------------              -------------

Income (loss) before income taxes                                  (65,455)                    47,669

Provision for income taxes                                            --                       (6,150)
                                                             -------------              -------------
Net income (loss)                                            $     (65,455)             $      41,519
                                                             =============              =============

Basic and fully diluted earnings per share:
 Net income  (loss)                                          $       (0.00)             $        0.00
                                                             =============              =============
 Weighted average shares outstanding                           104,052,500                100,452,500
                                                             =============              =============

 Net income (loss)                                           $     (65,455)             $      41,519
   Unrealized gain (loss) from investments net of
    income taxes                                                    21,556                    (27,896)
                                                             -------------              -------------
  Comprehensive income (loss)                                $     (43,899)             $      13,623
                                                             =============              =============


                               See accompanying notes to financial statements.




                                      Mammatech Corporation
                                    Statements of Cash Flows
                                 Three Months Ended November 30,

                                                                          2003                   2002
                                                                          ----                   ----

Cash flows from operating activities:
  Net cash provided by
   operating activities                                              $     869              $  14,236
                                                                     ---------              ---------

Cash flows from investing activities:
   Purchase of available for sale securities                          (192,327)                  --
   Proceeds from the sale of available for sale securities             160,699                   --
   Acquisition of property and equipment                                  (409)                (2,706)
                                                                     ---------              ---------
Net cash (used in) investing activities                                (32,037)                (2,706)
                                                                     ---------              ---------

Cash flows from financing activities:
   Repayment of note payable                                            (1,060)                  --
                                                                     ---------              ---------
  Net cash (used in)
   financing activities                                                 (1,060)                  --
                                                                     ---------              ---------

Increase (decrease) in cash                                            (32,228)                11,530
Cash and cash equivalents,
 beginning of period                                                   223,598                578,054
                                                                     ---------              ---------
Cash and cash equivalents,
 end of period                                                       $ 191,370              $ 589,584
                                                                     =========              =========

                              See accompanying notes to financial statements.

                                                    5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2003 and for the three years then ended, including notes thereto included in the Company's Form 10-K.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3) Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.

(4) Available For Sale Securities

Marketable securities consist of the following at November 30, 2003:

Mutual funds with a fair market value of $657,718 and equity securities with a fair market value of $66,390. The cost basis of these securities is $765,537.

The gross realized losses on sales of available-for-sale securities were $5,234 during the three months ended November 30, 2003. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $21,556 during the three months ended November 30, 2003 and totaled $41,429 at November 30, 2003.

During the three months ended November 30, 2003 the Company increased its investment in available for sale securities by $192,327 and realized net proceeds from the sale of available for sale securities of $160,699.

(5) Stockholders' Equity

During September 2003 the Company issued 3,600,000 shares of common stock to certain affiliated persons for services. These shares were valued at their fair market value of $36,000 and the value was charged to operations during the period.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


Results for the first quarter of Fiscal 2004 were somewhat disappointing. Sales increased by 13.2% from the previous quarter but decreased by 12.7% compared to the first quarter of 2003. Operating costs of $158,069 represent a 63.6% increase relative to the prior year quarter. The increase in operating expenses compared to values reported in the previous year results principally from an accrual for officers' salary of $23,000 and non-cash stock compensation of $36,000. The operating loss of $68,507 for the quarter contrasts with a small gain for the previous quarter and substantial gain for the first quarter of 2003.

During the quarter, the Company participated in the opening of a MammaCare Training Center at the Oregon Health & Science University (OHSU) in Portland. This activity occasioned the expenditure of substantial monies in training and travel costs. Some of this will be recovered in the subsequent quarter, but revenues from the Oregon Center are as yet insignificant. The Oregon Center represents a continuation of the strategy announced last year whereby the Company is placing increased emphasis on partnerships with institutions engaged in training of health care professionals at the highest levels. There can be no assurance, however, that this strategy will succeed or that substantial revenue will result.

The Company trained 9 additional MammaCare Specialists during the quarter. Of these, two were trained at George Washington University and two were trained at OHSU. Coordinated marketing approaches will now be pursued emphasizing the geographical variety in training sites.

The Company continued work on a Phase I SBIR project aimed at extending the MammaCare Clinical Breast Examination technology to disabled women who have difficulty assuming the optimal positions for this procedure. Modifications to MammaCare training protocols have already resulted from the early laboratory work.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. The Company continues to seek a larger partner in the healthcare industry.

Item 3. Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not Applicable.

Item 2. Changes in Securities.

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

   (a.)  Exhibits - One (See below)
   (b.) There were no reports filed on Form 8-K during the three months ending Nov. 30, 2003.

                                   SIGNATURES
                                     10-QSB

                    For the three months ended Nov. 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MAMMATECH CORPORATION
                                     ---------------------



DATE: January 14, 2004               BY: /s/  Henry S. Pennypacker
      ----------------                   --------------------------------------
                                              Henry S. Pennypacker, President
                                              and Director

                                     BY: /s/  Mary Sellers
                                         --------------------------------------
                                              Mary Sellers, Treasurer and
                                              Chief Financial Officer