Form 10QSB
period 2004-02-29
MAMMATECH CORP
filed 2004-04-20
CIK 704366

Form 10QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: Feb. 29, 2004
                                          --------------
                        Commission File Number: 0-11050
                                               --------

                              Mammatech Corporation
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

Number of shares outstanding on Feb. 29, 2004 104,052,500 shares of which 6,178,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

The total number of pages of this report is 16.

                              Mammatech Corporation
                                      INDEX
   ---------------------------------------------------------------------------

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Balance Sheet for Feb 29, 2004. . . . . . . . . . . . . . . . .    3

         Statements of Operations for the three and six months
         Ended Feb.28, 2003 and Feb. 29, 2004. . . . . . . . . . . . . .    4

         Statements of Cash Flows for the six months
         Ended Feb.28, 2003 and Feb 29, 2004 . . . . . . . . . . . . . .    5

         Notes to Financial Statements
         Feb.29,2004 . . . . . . . . . . . . . . . . . . . . . . . . . .    6

         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations . . . . . . . .     7

         Item 3. Controls and Procedures. . . . . . . . . . . . . . . .     8

PART II.     OTHER INFORMATION
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .     9

         Item 2.  Changes in Securities. . . . . . . . . . . . . . . .      9

         Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .      9

         Item 4.  Submissions of Matters to a Vote
                    of Security Holders. . . . . . . . . . . . . . . .      9

         Item 5.  Other Information . . . . . . . . . . . . . . . . .       9

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .       9

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .      10

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)



                              Mammatech Corporation
                                  Balance Sheet
                                February 29, 2004
                                   (Unaudited)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                              $   115,578
  Available for sale securities                                         801,101
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $16,590                                         23,120
  Inventory                                                              64,142
                                                                    -----------
      Total current assets                                            1,003,941
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $240,904                                   17,332
                                                                    -----------

Patents, trademarks and other intangibles, net of
  accumulated amortization of $88,372                                     8,659
                                                                    -----------
                                                                    $ 1,029,932
                                                                    -----------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  32,108
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                           710,095
                                                                    -----------
      Total current liabilities                                         754,033
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized,
  104,052,500 shares issued and outstanding                              10,406
 Additional paid-in capital                                           2,846,823
 Accumulated (deficit)                                               (2,418,724)
                                                                    -----------
                                                                        438,505
 Treasury stock, at cost, 6,178,500 shares                             (148,051)
                                                                    -----------
                                                                        290,454
Other comprehensive income:
 Valuation allowance for marketable securities                          (14,555)
                                                                    -----------
                                                                        275,899
                                                                    -----------
                                                                    $ 1,029,932
                                                                    ===========


See accompanying notes to financial statements.



                                              Mammatech Corporation
                                            Statements of Operations
                    Three Months and Six Months Ended February 28, 2003 and February 29, 2004
                                                   (Unaudited)



                                                        Three Months                       Six Months
                                                        ------------                       ----------
                                                    2003             2004             2003             2004
                                               -------------    -------------    -------------    -------------
Sales, net                                     $     118,167    $      48,440    $     256,325    $     169,098
Cost of sales                                         29,483           24,201           55,684           55,377
                                               -------------    -------------    -------------    -------------
Gross profit                                          88,684           24,239          200,641          113,721
                                               -------------    -------------    -------------    -------------

Selling, general and administrative expenses          74,316          141,915          145,509          299,984
Income (loss) from operations                         14,368         (117,676)          55,132         (186,263)

Other income and (expense):
Gain (loss) on sale of investment securities
                                                        --              3,711             --             (1,523)
  Interest and dividend income                         6,565           10,587           14,145           18,953
                                               -------------    -------------    -------------    -------------
                                                       6,565           14,298           14,145           17,430
                                               -------------    -------------    -------------    -------------

Income (loss) before income taxes                     20,933         (103,378)          69,277         (168,833)
Provision for income taxes                            (3,140)            --               --               --
                                               -------------    -------------    -------------    -------------
Net income (loss)                              $      17,793    $    (103,378)   $      69,277    $    (168,833)
                                               =============    =============    =============    =============

Basic and fully diluted earnings per share:
 Net income  (loss)                            $        0.00    $       (0.00)   $        0.00    $       (0.00)
                                               =============    =============    =============    =============
 Weighted average shares outstanding             100,462,500      104,052,500      100,462,500      104,052,500
                                               =============    =============    =============    =============

  Net income (loss)                            $      17,793    $    (103,378)   $      69,277    $    (168,833)
   Unrealized gain (loss) from investments
net of  income taxes                                    --             21,556             --             48,431
                                               -------------    -------------    -------------    -------------

  Comprehensive income (loss)                  $      17,793    $     (81,822)   $      69,277    $    (120,402)
                                               =============    =============    =============    =============


See accompanying notes to financial statements.

                                                        4



                                Mammatech Corporation
                              Statements of Cash Flows
              Six Months Ended February 28, 2003 and February 29, 2004
                                     (Unaudited)



                                                                2003         2004
                                                                ----         ----
Cash flows from operating activities:
  Net cash provided by (used in)
   operating activities                                      $  81,090    $ (51,124)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                      --       (470,833)
   Proceeds from the sale of available for sale securities        --        415,866
   Acquisition of property and equipment                          (939)        (869)
                                                             ---------    ---------
Net cash (used in) investing activities                           (939)     (55,836)
                                                             ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                      --         (1,060)
                                                             ---------    ---------
  Net cash (used in)
   financing activities                                           --         (1,060)
                                                             ---------    ---------

Increase (decrease) in cash                                     80,151     (108,020)
Cash and cash equivalents,
 beginning of period                                           503,556      223,598
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $ 583,707    $ 115,578
                                                             =========    =========


See accompanying notes to financial statements.

                                         5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)


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

(4)      Available For Sale Securities

Marketable securities consist of the following at February 29, 2004:

Mutual funds with a fair market value of $690,501 and equity securities with a fair market value of $110,600. The cost basis of these securities is $815,656.

The gross realized losses on sales of available-for-sale securities were $1,523 during the six months ended February 29, 2004. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $48,431 during the six months ended February 29, 2004 and totaled $14,555 at February 29, 2004.

During the six months ended February 29, 2004 the Company increased its investment in available for sale securities by $470,833 and realized net proceeds from the sale of available for sale securities of $415,866.

(5)      Stockholders Equity

During September 2003 the Company issued 3,600,000 shares of common stock to certain affiliated persons for services. These shares were valued at their fair market value of $36,000 and the value was charged to operations during the period.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The results of the second quarter of Fiscal 2004 are disappointing in comparison to both the previous quarter and the second quarter of 2003. The six-month results are also well below the same period for 2003. Quarterly sales revenues decreased by 59% from the same period a year ago and by 60% in comparison to the previous quarter. Similarly, gross profit declined by 72% compared to the second quarter of 2003 and by the same amount compared to last quarter. Operating expense during the current quarter increased by 34% over the prior quarter but was 90% higher than in the second quarter of 2003. The resulting net loss of $103,378 compares with net income of $17,793 that was produced during the second quarter of last year and represents a 97% greater loss than the loss sustained in the first quarter.

For the first 6 months of fiscal 2004 sales revenues decreased by 34% and operating expense increased by 106% over the same period in 2003. This increase resulted from grant funding of $46,254, which was available to offset operating expenses in 2003. The net loss of $168,833 for the first half of the year does not compare favorably with the net income of $69,277 of the prior year.

The Company believes that the substantial decline in sales relative to the previous quarter and prior year is a result of a combination of economic factors, in part arising from the war in Iraq. Orders by military customers, normally a substantial portion of the Company's business, were virtually nonexistent in the second quarter. Similarly, with the exception of one sizeable order from a state health department, sales to other governmental agencies were greatly diminished. The Company believes that uncertainly with respect to staffing inhibits the ability of these agencies to commit funds for domestic medical care during wartime.

The Company trained 3 MammaCare Specialists during the quarter, down from 9 trained during the previous quarter. All three were trained in the University of Florida College of Nursing facility under the agreement executed a year ago. The Company also continued its research extending the MammaCare technique to meet the needs of clinicians attempting to perform proficient clinical breast examinations on patients with severe physical disabilities.

The Company remains essentially debt free and has no immediate liquidity problems. The Company continues to seek other opportunities to expand its marketing and manufacturing activities to meet the growing world-wide interest in its products.

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

     Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

   (a.)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b.) There were no reports filed on Form 8-K during the six months ending Feb. 29, 2004.

                                   SIGNATURES

                                     10-QSB

                   For the six months ended February 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAMMATECH CORPORATION
                                            =====================


DATE:       April 19, 2004                  BY:  /s/  Henry S. Pennypacker
      --------------------                     --------------------------------
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