Form 10QSB
period 2004-05-31
MAMMATECH CORP
filed 2004-07-16
CIK 704366

Form 10QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: May 31, 2004
                                          -------------
                        Commission File Number: 0-11050
                                               --------

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

Number of shares outstanding on
May 31 2004
-----------
104,052,500 shares of which
6,178,500 are treasury shares

TITLE OF EACH CLASS
-------------------
Common stock $.0001 par value

                              Mammatech Corporation
                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Balance Sheet for May 31, 2004. . . . . . . . . . . . . . . . .     3

         Statements of Operations for the three and nine months
         Ended May 31, 2003 and May 31, 2004 . . . . . . . . . . . . . .     4

         Statements of Cash Flows for the nine months
         Ended May 31, 2003 and May 31, 2004 . . . . . . . . . . . . . .     5

         Notes to Financial Statements
         May 31,2004 . . . . . . . . . . . . . . . . . . . . . . . . . .     6-7

         Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations  . . . . . . . .     8

         Item 3. Controls and Procedures . . . . . . . . . . . . . . . .     9

PART II.     OTHER INFORMATION

         Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . .     10

         Item 2.  Changes in Securities. . . . . . . . . . . . . . . . .     10

         Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . .     10

         Item 4.  Submissions of Matters to a Vote
                    of Security Holders. . . . . . . . . . . . . . . . .     10

         Item 5.  Other Information  . . . . . . . . . . . . . . . . . .     10

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     10

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .     11

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)


                              Mammatech Corporation
                                  Balance Sheet
                                  May 31, 2004
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
  Cash                                                              $   210,714
  Available for sale securities                                         645,762
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $12,816                                         60,441
  Inventory                                                              59,228
                                                                    -----------
      Total current assets                                              976,145
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation                                               15,136
                                                                    -----------

Patents, trademarks and other intangibles, net of
  accumulated amortization                                                9,193
                                                                    -----------
                                                                    $ 1,000,474
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  27,520
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                           736,595
                                                                    -----------
      Total current liabilities                                         775,945
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized,
  104,052,500 shares issued and outstanding                              10,406
 Additional paid-in capital                                           2,846,823
 Accumulated (deficit)                                               (2,452,146)
                                                                    -----------
                                                                        405,083
 Treasury stock, at cost, 6,178,500 shares                             (148,051)
                                                                    -----------
                                                                        257,032
Other comprehensive income:
 Valuation allowance for marketable securities                          (32,503)
                                                                    -----------
                                                                        224,529
                                                                    -----------
                                                                    $ 1,000,474
                                                                    ===========


                 See accompanying notes to financial statements.




                                                Mammatech Corporation
                                       Statements of Comprehensive Operations
                              Three Months and Nine Months Ended May 31, 2003 and 2004
                                                     (Unaudited)



                                                             Three Months                       Nine Months
                                                             ------------                       -----------
                                                         2003             2004             2003            2004
                                                         ----             ----             ----            ----
Sales, net                                          $      74,804    $     103,272    $     330,779   $     272,370

Cost of sales                                              18,153           39,257           74,523          94,634
                                                    -------------    -------------    -------------   -------------
Gross profit                                               56,651           64,015          256,256         177,736
                                                    -------------    -------------    -------------   -------------

Selling, general and administrative expenses               72,926           95,657          221,418         395,641
                                                    -------------    -------------    -------------   -------------
Income (loss) from operations                             (16,275)         (31,642)          34,838        (217,905)
                                                    -------------    -------------    -------------   -------------

Other income and (expense):
  Gain (loss) on sale of investment securities               --            (11,292)            --           (12,815)

  Interest and dividend income                              6,878            9,512           20,965          28,465
                                                    -------------    -------------    -------------   -------------
                                                            6,878           (1,780)          20,965          15,650
                                                    -------------    -------------    -------------   -------------

Income (loss) before income taxes                          (9,397)         (33,422)          55,803        (202,255)

Provision for income taxes                                   --               --               --              --
                                                    -------------    -------------    -------------   -------------
Net income (loss)                                   $      (9,397)   $     (33,422)   $      55,803   $    (202,255)
                                                    =============    =============    =============   =============



Basic and fully diluted earnings per share:

 Net income  (loss)                                 $       (0.00)   $       (0.00)   $        0.00   $       (0.00)
                                                    =============    =============    =============   =============

 Weighted average shares outstanding                  100,462,500      104,052,500      100,462,500     104,052,500
                                                    =============    =============    =============   =============

 Net income (loss)                                  $      (9,397)   $     (33,422)   $      55,803   $    (202,255)

 Unrealized gain (loss) from investments net of

   income taxes                                              --            (17,439)            --            30,992
                                                    -------------    -------------    -------------   -------------
  Comprehensive income (loss)                       $      (9,397)   $     (50,861)   $      55,803   $    (171,263)
                                                    =============    =============    =============   =============


                                   See accompanying notes to financial statements.

                                                         4



                              Mammatech Corporation
                            Statements of Cash Flows
                     Nine Months Ended May 31, 2003 and 2004
                                   (Unaudited)


                                                                2003         2004
                                                                ----         ----
Cash flows from operating activities:

  Net cash provided by (used in)

   operating activities                                      $  94,019    $ (79,731)
                                                             ---------    ---------

Cash flows from investing activities:

   Purchase of available for sale securities                      --       (680,954)

   Proceeds from the sale of available for sale securities        --        750,296

   Acquisition of property and equipment                        (4,335)      (1,435)
                                                             ---------    ---------
Net cash provided by (used in) investing activities             (4,335)      67,907
                                                             ---------    ---------

Cash flows from financing activities:

   Repayment of note payable                                      --         (1,060)
                                                             ---------    ---------
    Net cash (used in) financing activities                       --         (1,060)
                                                             ---------    ---------

Increase (decrease) in cash and cash equivalents                89,684      (12,884)

Cash and cash equivalents,

 beginning of period                                           503,556      223,598
                                                             ---------    ---------
Cash and cash equivalents,

 end of period                                               $ 593,240    $ 210,714
                                                             =========    =========


                 See accompanying notes to financial statements.



                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2004
                                   (UNAUDITED)


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

(4)      Available For Sale Securities

Marketable securities consist of the following at March 31, 2004:

Mutual funds and equity securities with a fair market value of $645,762. The cost basis of these securities is $678,265.

The gross realized losses on sales of available-for-sale securities were $12,815 during the nine months ended May 31, 2004. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $30,992 during the nine months ended May 31, 2004 and totaled $32,503 at May 31, 2004.

During the nine months ended May 31, 2004 the Company increased its investment in available for sale securities by $680,954 and realized net proceeds from the sale of available for sale securities of $750,296.

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

Item 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

Results for the third quarter of Fiscal 2003 were mixed. Net sales increased by 113% in comparison to the previous quarter and by 38% relative to the third quarter of the prior year. However, the operating loss of $31,642 is 94% greater than in the prior year but is down 73% from the previous quarter. The Company believes that the negative operating income is partly a reflection of the continuing decline in orders from the Company's regular military and other federal customers since the war in Iraq began. The net loss of $33,422 also reflects, in part, continuing Research expenditures on an improved system of delivery of MammaCare professional training.

The nine month figures are also disappointing. Net sales decreased by 17% compared to last year. This is coupled with a 27% increase in cost of goods and a substantial (79%) increase in operating costs. A major portion of this amount is accounted for by salary accruals. Nevertheless, the performance for the nine month period falls short of the results a year earlier.

During the quarter, the Company trained nine new MammaCare Specialists, up from three the previous quarter. In addition, the Company provided training to upgrade the status of the senior MammaCare physician to National Director of Training in Germany. This enables her to train and certify MammaCare Specialists in Germany.

The SBIR funded research designed to extend the MammaCare method of manual breast examination to benefit women with major physical disabilities was concluded during the quarter. This research has led to changes in certain details of MammaCare training that result in a more efficient procedure with no loss of effectiveness.


The Company remains debt free and has no immediate liquidity problems.

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

Item 6.    Exhibits and Reports on Form 8-K

     (a.) Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b.) There were no reports filed on Form 8-K during the six months ending
          Feb. 29, 2004.

                                   SIGNATURES
                                     10-QSB

                     For the nine months ended May 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MAMMATECH CORPORATION
                              ---------------------


DATE:    July 16, 2004                      BY:  /s/  Henry S. Pennypacker
      -------------------                      --------------------------------
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