Form 10KSB
period 2004-08-31
MAMMATECH CORP
filed 2004-12-20
CIK 704366

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                    For the fiscal year ended August 31, 2004

|_| Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11-50

                              MAMMATECH CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           FLORIDA                                               59-2181303
           -------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              930 NW 8TH Avenue
            Gainesville, Florida                                      32601
           --------------------                                       -----
  (Address of principal executive offices)                          (Zip Code)


                352-375-0607
                ------------
          Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:     NOT APPLIABLE
                                                                   -------------

Securities registered under Section 12(g) of the Exchange Act:     COMMON STOCK,
                                                                  -------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $341,078
                                                         --------

State the aggregate market value of the company's common stock held by nonaffiliates as of December 15, 2004, was (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $830,139 as of December 15, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,022,625 Shares of Common Stock as of December 15, 2004

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


--------------------------------------------------------------------------------

                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX


     Page
PART I

Item 1.   Description Of Business.                                           3

Item 2.   Description Of Property.                                           9

Item 3.   Legal Proceedings.                                                10

Item 4.   Submission Of Matters To A Vote Of Security Holders.              10


Item 5.   Market For Common Equity And Related Stockholder Matters.         11

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.        12

Item 7.   Financial Statements.                                             14

Item 8.   Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure.                              26

Item 8A  Controls And Procedures                                            26


PART III

Item 9.    Directors, Executive Officers, Promoters And
           Control Persons; Compliance With Section 16(A) Of                27
           The Exchange Act

Item 10.  Executive Compensation                                            28

Item 11.  Security Ownership Of Certain Beneficial Owners And Management    29

Item 12.  Certain Relationships And Related Transactions                    29

Item 13.  Exhibits And Reports On Form 8-K                                  30

Item 14.  Principal Accountant and Services.                                31

Signatures                                                                  32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

INTRODUCTION
------------

     The Company owns all rights to, subject to certain minor royalties, and is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life-like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness," that characterizes most breast tissue.

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

     Similar arrangements have been concluded with the Alaska, Alabama, Alaska, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Minnesota, New York, Pennsylvania, South Carolina, South Dakota and Wisconsin Divisions of the American Cancer Society. These organizations are a major component of the Company's customer base and are a stable source of revenue. More recently, the Company has developed a web site (mammacare.com) and markets its products and services through that medium.

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

PATENTS
-------

     The Company is the assignee of the following patents and patent applications directed to the Model and/or the System as indicated:

--------------------------------------------------------------------------------------------------------------------
                 Patent No. or            Issue date or
                 Application No.          Filing Date      Expiration Date    Subject Matter
--------------------------------------------------------------------------------------------------------------------
United States           4,134,218             1/16/79           1/16/96       Model and methods and apparatus
                                                                              relating to the system

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

Japan                    1304322              6/15/85           10/11/98      Methods and apparatus relating to
                                                                              the system

Japan(2)                 Pending              10/26/84             -          Model allowed and published for
                        224,279/84                                            opposition
--------------------------------------------------------------------------------------------------------------------

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

TRADEMARKS
----------

     The following chart depicts the trademarks and copyrights owned by the
Company:

---------------------- ----------------------------- ---------------------------- --------------------
Type of Mark           Mark                          Registration Number          Status
---------------------- ----------------------------- ---------------------------- --------------------
U.S. Trademark         The MammaCare Method &        1,288,296                    Issued 7/31/84
                       Design
U.S. trademark         The Mammatech Corporation     1,305,388                    Issued 11/13/84
U.S. Trademark         MammaKit                      1,317,844                    Issued 2/5/85
U.S. Trademark         MammaTrainer & Design         1,310,897                    Issued 12/25/84
U.S. Trademark         MammaTest & Design            1,303,689                    Issued 11/6/84
U.S. Trademark         M & Design                    1,310,918                    Issued 12/25/84
U.S. Trademark         Hand Design                   1,357,256                    Issued 8/27/85
U.S. Trademark         MammaCare                     1,445,641                    Issued 6/30/87
---------------------- ----------------------------- ---------------------------- --------------------


COPYRIGHTS
----------

---------------------------- --------------------------------- ------------------------ ----------------------------
Type                         Name                              Registration Number      Effective for:
---------------------------- --------------------------------- ------------------------ ----------------------------
Advertising Brochure         What Am I Supposed to Feel?       TX1-199-545              75 years from 9/29/83
Test Form                    MammaTest                         TX1-234-492              75 years from 12/14/83
Instructional Manual         The MammaCare Method              TX1-259-524              75 years from 12/29/83
---------------------------- --------------------------------- ------------------------ ----------------------------


ITEM 2. PROPERTIES
------------------

     The Company's facilities house its executive offices and MammaCare Center. Located at 930 NW 8th Avenue, Gainesville, Florida, the Company's offices are approximately 2,700 square feet. Rent is approximately $1,200 per month plus utilities. These facilities are adequate for the Company's current business operations. The Company does not anticipate difficulties in obtaining additional office facilities in Gainesville at comparable rates should operations expand sufficiently. The Company rents these facilities from an unrelated party on a month-to-month basis.

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

--------------------------------------------------------------------------------
Quarterly Period                       High Bid (1)           Low Bid (1)
--------------------------------------------------------------------------------
November 30, 1988                      $   0.005              $   0.005
February 28, 1989                      $   0.01               $   0.0025
May 31, 1989                           $   0.01               $   0.01
August 31, 1989                        $   0.01               $   0.004
November 30, 1989                      $   0.01               $   0.0075
February 28, 1990                      $   0.01               $   0.005
May 31, 1990                           $   0.01               $   0.005
August 31, 1990                        $   0.01               $   0.001
November 30, 1990                      $   0.01               $   0.001
February 29, 1991                      $   0.01               $   0.001
May 31, 1991                           $   0.01               $   0.001
August 31, 1991                        $   0.01               $   0.001
November 30, 1991                      $   0.01               $   0.001
February 29, 1992                      $   0.01               $   0.001
May 31, 1992                           $   0.01               $   0.001
August 31, 1992                        $   0.01               $   0.001
August 31, 1996                        $   0.01               $   0.005
August 31, 1997                        $   0.01               $   0.001
August 31, 1998                        $   0.24               $   0.001
August 31, 1999                        $   0.08               $   0.010
August 31, 2000                        $   0.30               $   0.010
August 31, 2001                        $   0.05               $   0.001
August 31, 2002                        $   0.02               $   0.01
August 31, 2003                        $   0.01               $   0.001
August 31, 2004                        $   0.04               $   0.01
--------------------------------------------------------------------------------

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2004, there were approximately 3,800 record holders of the Company's common stock with 5,202,625 shares outstanding, of which 310,425 shares are treasury stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
        RESULT OF OPERATIONS
--------------------------------------------------------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------

----------------------------------------------------------------------
YEAR ENDED                                  Aug.31,        Aug.31,
                                              2004           2003
----------------------------------------------------------------------
Revenues from Operations                    341,078        437,365
Net Income (Loss)                          (245,350)      (164,648)
Income (Loss) per Common Share                  .05            .03
----------------------------------------------------------------------

Summary of Consolidated Balance Sheet
-----------------------------------------------------------------------
YEAR ENDED                                  Aug.31,         Aug.31,
                                               2004          2003
-----------------------------------------------------------------------
Total Assets                                980,244      1,035,108
Total Liabilities                           980,244        674,806
Shareholder's Equity                        197,969        735,986
-----------------------------------------------------------------------


During these periods, no cash dividends were declared or paid.
--------------------------------------------------------------

                               (Graphic Omitted)

Results of Operations
---------------------

     Sales for 2004 decreased by 22% over the previous year. Export sales of $74,818 decreased by 15% over the previous year but account for 22% of sales compared to 20% in 2003. Sales in Germany actually increased by 5.3% over the previous year and a small market has emerged in Taiwan. Figure 1 shows the progress of sales since 1987, the first year the Company sold its products directly to the medical profession rather than through its licensed centers.

     The Company's operating expense increased by 54% in comparison to 2003. This disparity is the result of certain personnel that were assigned to the SBIR grant in 2003. Research has been concluded and grant funds no longer subsidize personnel costs

     The operating loss of $245,350 is disappointing compared to the small gain of the previous year. The Company's net loss for the year is 48.9% greater than the year ago figure due to the fact that $164,780 was set aside for income taxes in 2003, thus producing a net loss.

     During the year, the Company continued to focus its marketing program on direct mail and catalogue distribution. Several targeted mailings offering special prices on product combinations were again found to be effective. Domestic sales to government agencies have been declining since September 11, 2001 and formerly growing sales to the military have all but disappeared.

     The emphasis on clinical breast examination evident in the medical literature continued to grow during the current fiscal year. After the close of the fiscal year, two major articles appeared in the November issue of CA: A Journal for Clinicians published by the American Cancer Society. One article presents a detailed series of recommendations for improving training and performance of CBE. The other is a summary of the relevant research in which MammaCare enjoys a conspicuous presence. As a result, the demand for professional training in MammaCare is expected to increase. During the year, the Company trained 31 new MammaCare Specialists of whom 9 were trained in the new center at Oregon Health Sciences University.

     The Company began offering its intensive one-day training program which leads to Certification in the MammaCare Method of Clinical Breast Examination. At this writing, six individuals have completed the program and their evaluations have been excellent. The Company plans to offer training to existing Specialists to prepare them to offer this program in their professional settings.

     The Company continues to benefit from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products.

     The MammaCare Training Center in the Department of Gynecology of Wolfgang Goethe University in Frankfurt has been active during the current year. The Company, in collaboration with the distributor, trained and certified two additional German physicians and elevated another physician trained earlier to the status of National Director of Training. This will enable the German MammaCare team to begin meeting the demand for professional MammaCare training in Germany. Discussions with the distributor have begun about the opening of a second training center in collaboration with the Medical School of The Technical University of Munich.

     Finally, the Company has completed an SBIR Phase I grant to explore the feasibility of training professionals to conduct proficient CBE on women with physical disabilities. Specialized equipment and procedures have been developed to create a technique that is functionally equivalent to standard MammaCare for women without disabilities. One additional MammaCare product has resulted from this effort.

Liquidity
---------

     At the close of the 2004 fiscal year, the Company's assets totaled $980,244 compared to $1,035,108 at the close of 2003. The Company has sufficient liquid assets to meet current and foreseeable obligations. The Company expects a substantially increased R&D budget supporting development of an advanced computer assisted training system to make demands on its capital in the coming year.

     The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,260 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal continues to be to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

Capital Resources
-----------------

     The Company has no material commitment for capital expenditures except for expanding R&D costs and there are no known trends in its capital resources.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2004, and the results of its operations, and its cash flows for the years ended August 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America.





Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
December 2, 2004

                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2004


                                     ASSETS
                                     ------
Current assets:
  Cash                                                              $   167,844
  Accounts receivable - trade                                            25,745
  Inventory                                                              79,540
                                                                    -----------
      Total current assets                                              273,129
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $243,525                                   17,237
                                                                    -----------

Available for sale securities                                           685,756
Patents, trademarks and other intangibles, net of
  accumulated amortization of $36,463                                     4,122
                                                                    -----------
                                                                        689,878

                                                                    $   980,244
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  40,586
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                           729,859
                                                                    -----------
      Total current liabilities                                         782,275
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,202,625
  shares issued and outstanding                                             520
 Additional paid-in capital                                           2,856,709
 Accumulated (deficit)                                               (2,495,241)
                                                                    -----------
                                                                        361,988
 Treasury stock, at cost, 6,208,500 shares                             (148,051)
                                                                    -----------
                                                                        213,937
Other comprehensive income:
 Valuation allowance for marketable securities                          (15,968)
                                                                    -----------
                                                                        197,969

                                                                    $   980,244
                                                                    ===========

                 See accompanying notes to financial statements.

ITEM 7. FINANCIAL STATEMENTS.

                                      Mammatech Corporation
                              Statements of Comprehensive Operations
                               Years Ended August 31, 2003 and 2004


                                                         2003                      2004
                                                         ----                      ----

Sales, net                                           $   437,365                $   341,078
Cost of sales                                            116,924                    117,612
                                                     -----------                -----------
Gross profit                                             320,441                    223,466

Selling, general and administrative expenses             305,708                    472,962
                                                     -----------                -----------
Income (loss) from operations                             14,733                   (249,496)
                                                     -----------                -----------

Other income and (expense):
  Research and development                               (20,700)                   (14,350)
  Loss on sale of investment securities                  (22,911)                   (15,991)
  Interest and dividend income                            29,010                     34,487
                                                     -----------                -----------
                                                         (14,601)                     4,146
                                                     -----------                -----------

Income (loss) before income taxes                            132                   (245,350)

Provision for income taxes                              (164,780)                      --
                                                     -----------                -----------

Net (loss)                                           $  (164,648)               $  (245,350)
                                                     ===========                ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.03)               $     (0.05)
                                                     ===========                ===========

 Weighted average shares outstanding                   5,022,625                  5,202,625
                                                     ===========                ===========


  Net (loss)                                         $  (164,648)               $  (245,350)
   Unrealized gain from investments net of
    income taxes                                          62,918                     47,017
                                                     -----------                -----------
  Comprehensive (loss)                               $  (101,730)               $  (198,333)
                                                     ===========                ===========


                         See accompanying notes to financial statements.




                                                          Mammatech Corporation
                                                    Statement of Stockholders' Equity
                                                  Years Ended August 31, 2003 and 2004


                                                            Additional                    Securities
                                    Common                    Paid-in        Treasury     Valuation     Accumulated
                                    Shares       Amount       Capital         Stock        Reserve       (Deficit)         Total
                                    ------       ------       -------         -----        -------       --------          -----


 Balance August 31, 2002           5,022,625   $       502   $ 2,820,727   $  (145,081)   $  (125,903)   $(2,085,243)   $   462,032

 Increase in market value
            of securities               --            --            --            --           62,918           --           62,918


  Net (loss) for the year               --            --            --            --             --         (164,648)      (164,648)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


 Balance, August 31, 2003          5,022,625           502     2,820,727      (145,081)       (62,985)    (2,249,891)       360,302

 Increase in market value
            of securities               --            --            --            --           47,017           --           47,017

Issuance of common shares
             for services            180,000            18        35,982          --             --             --           36,000


  Net (loss) for the year               --            --            --            --             --         (245,350)      (245,350)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

 Balance August 31, 2004           5,202,625   $       520   $ 2,856,709   $  (145,081)   $   (15,968)   $(2,495,241)   $   197,969
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                                See accompanying notes to financial statements.




                                          Mammatech Corporation
                                        Statements of Cash Flows
                                  Years Ended August 31, 2003 and 2004


                                                                          2003                 2004
                                                                           ----                ----
Net (loss)                                                             $(164,648)            $(245,350)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                          12,255                12,367
   Common stock issued for services                                         --                  36,000
   Realized loss on marketable securities                                 22,911                15,991
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable 33,436
                                                                                                (4,747)
    (Increase) decrease in other receivables                             (12,581)               12,581
    (Increase) decrease in inventory                                       6,875                (7,969)
    Decrease in other assets                                               9,772                  --
    Decrease in deferred tax asset                                       164,780                  --
    Increase (decrease) in accounts payable and accrued expenses          24,118               108,529
                                                                       ---------             ---------
       Total adjustments                                                 261,566               172,752
                                                                       ---------             ---------
  Net cash provided by (used in)
   operating activities                                                   96,918               (72,598)
                                                                       ---------             ---------

Cash flows from investing activities:
  Purchase of available for sale securities                             (427,296)             (882,643)
  Proceeds from the sale of available for sale securities                 60,694               903,651
  Acquisition of patents                                                  (3,440)                 --
  Acquisition of property and equipment                                   (6,834)               (3,104)
                                                                       ---------             ---------
Net cash provided by (used in) investing activities                     (376,876)               17,904
                                                                       ---------             ---------

Cash flows from financing activities:
   Repayment of note payable
                                                                            --                  (1,060)
                                                                       ---------             ---------
  Net cash (used in)
   financing activities
                                                                            --                  (1,060)
                                                                       ---------             ---------

Decrease in cash                                                        (279,958)              (55,754)
Cash and cash equivalents,
 beginning of period                                                     503,556               223,598
                                                                       ---------             ---------
Cash and cash equivalents,
 end of period                                                         $ 223,598             $ 167,844
                                                                       =========             =========
Supplemental cash flow information:
   Cash paid for interest                                              $    --               $    --
   Cash paid for income taxes                                          $    --               $    --


                               See accompanying notes to financial statements.

                                                    18

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2004


Note 1. Summary of Significant Accounting Policies

Organization and Operations

Mammatech Corporation was incorporated in the State of Florida on November 23, 1981, and holds patents on a breast tumor detection training system. The system consists of a breast model and a method of breast self-examination, and is marketed by the Company to individuals and healthcare professionals.

Reclassifications

Certain amounts presented in previous year's financial statements have been reclassified to conform to current year presentation.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

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

Patents, Trademarks, and Copyrights

Patents, trademarks, and copyrights are amortized using the straight-line method over their estimated useful economic lives of 10 years. They are stated at cost less accumulated amortization. Amortization charged to operations was $2,733 and $4,247 in 2003 and 2004.

Revenue recognition

Revenues from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Generally, title for these shipments passes on the date of shipment. Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

Grants

The Company accounts for funds received under grants for cost reimbursement as a reduction in the related costs.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Marketable Securities

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

Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents, consist of cash and term deposits with original maturities of less than 90 days.

Estimates

The preparation of the Company's financial statements requires management to use estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

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

Segment Information

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $9,584 and $9,031 for the years ended August 31, 2003 and 2004.

Research and Development

Research and development is charged to operations as incurred.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB 104 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

Note 2. Related Party Transactions

The Company occupies office and clinic space pursuant to a month-to-month lease entered into with a shareholder at a cost of $1,200 per month plus certain common costs, which approximates fair market value. Rent expense was $14,400 for the years ended August 31, 2003 and 2004.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2004.

Through August 31, 2004 the Company accrued an aggregate of $729,859 in unpaid salaries due to two officers.

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

Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $685,756 and fair market value of $669,788 at August 31, 2004 and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time.

The gross realized losses on sales of available-for-sale securities were $22,911 and $15,991 during the years ended August 31, 2003 and 2004. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $62,918 and $47,017 during the years ended August 31, 2003 and 2004 and totaled $15,968 at August 31, 2004.

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2004:

      Furniture and equipment                $244,374
      Leasehold improvements                   16,388
                                             --------
                                              260,762
      Less: accumulated depreciation          243,525
                                             --------
                                             $ 17,237
                                             ========

Depreciation charged to operations was $9,522 and $8,120 during the years ended August 31, 2003 and 2004.

Note 5. Note Payable

At August 31, 2004 the Company had an unsecured demand note payable due to a vendor in the principal amount of $5,200 with interest at 8% per annum.

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

Note 7. Concentration of Credit Risk/Major Customers

During the year ended August 31, 2004, the Company sales to a single customer that accounted for approximately 19% of its total sales. This customer was based in a foreign country.

At August 31, 2004 the Company has $152,157 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $88,354 and $74,818 during the years ended August 31, 2003 and 2004.

Note 8. Grants

The Company received funds from grants for expense reimbursement aggregating $90,307 and $6,980 for the years ended August 31, 2003 and 2004.

Note 9. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company had recorded a deferred tax asset during the year ended August 31, 1999, related to the operating loss carryforward of $170,000 based upon its estimate of net income before taxes that it expected to generate during the remaining term of the loss carryforward. During the year ended August 31, 2003, the Company reversed the unused portion of the deferred tax asset of $164,780 as it determined that it was more likely than not that the Company would not utilize this asset in future years.

At August 31, 2004 the deferred tax asset related to the operating loss carryforwards of approximately $427,000 has been fully reserved. The change in the valuation allowance was approximately $70,000 during the year ended August 31, 2004.

At August 31, 2004, the Company had net operating loss carryforwards aggregating approximately $1,257,000, which expire from 2005 through 2024.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                           Year Ended August 31,
                                              2003     2004
                                              ----     ----

   Tax at federal statutory rates               34%      34%
   Operating loss carryforward                 (34)     (34)
                                               ---      ---
                                                -- %     -- %
                                               ===      ===

Note 10. Stockholders' Equity

During September 2003 the Company issued an aggregate of 180,00 shares of common stock to officers and employees for services. These shares were valued at their fair market value of $36,000 and charged to operations during the year ended September 30, 2004.

Note 11. Subsequent Event

During November 2004 the Company elected to undergo a one for twenty reverse split of its common stock. All share and per share amounts have been restated to give effect to this split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mary B. Sellers. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended August 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.


--------------------------------------------------------------------------------

                                    PART III

Item 9. Directors and Executive Officers of the Company

The following persons are the executive officers and directors of the Company.

Name                              Age       Position with the Company
----                              ---       -------------------------

Mark Kane Goldstein, Ph.D.        66      Chairman of the Board, Vice-President
                                          and Secretary

H. S. Pennypacker, Ph.D.          67      President

Mary Bailey Sellers               56      Treasurer


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

Item 10. Executive Compensation

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

All executive officers             All capacities                    $78,820
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $42,250.00 in compensation during the fiscal year ended August 31, 2004.

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 2004 fiscal year. In addition, $52,814 was accrued in salary for Dr. Pennypacker and $40 616 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $42,250 per year.

     All directors receive reimbursement of expenses but no fees for serving as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of Nov. 30, 2004, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                      Shares of                 Percentage of
                                      Stock Owned            Outstanding Shares
                                      -----------            ------------------

Mark Kane Goldstein, Ph.D. (2)        1,325,800                     26.4%
930 N.W. 8th Avenue
Gainesville, Florida 32601

H. S. Pennypacker, Ph.D.              1,290,000                     25.7%
930 N.W. 8th Avenue (1)(2)
Gainesville, Florida 32601

Mary Bailey Sellers                      35,000                      0.7%
930 N.W. 8th Avenue
Gainesville, Florida 32601

All Officers and Directors
as a group (1)(2)

-------------
(1) All shares owned by Dr. Pennypacker are owned by himself and his wife as to which Dr. Pennypacker has shared investment and voting power.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

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

Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a)  Exhibits

Exhibit
Number             Description
------             -----------

31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) The following documents are filed as part of this Report on Form 10-K.

(1)  Filed as an exhibit to this Annual Report on Form 10-KSB

There were no reports on Form 8-K to be disclosed for the year ended August 31, 2004

(b)  The following documents are filed as part of this Report on Form 10-K

Financial Statements           Pages 14 to 25

(c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended august 31, 2004.


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

10.3     Mark Kane Goldstein Assignment*

* Contained in the Company's registration statement of Form S-18 filed in October 27, 1982.

** Contained in Amendment No. 1 to the Company's registration statement on Form S-18 filed on November 13, 1982.

*** Contained in Amendment No. 3 to the Company's registration statement on Form S-18 filed on November 9, 1982.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total approximately $12,000 for 2003 and 2004.

(b) Audit-Related Fees

During fiscal 2003 and 2004 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2003
- $nil)

(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. In fiscal 2003 and 2004 we will pay $750.00.

(d) All Other Fees

During fiscal 2003 and 2004 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c) (2003 - $nil)

(e) Audit Committees Pre-approval Policy

The Board of Directors pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountant's current year audit engagement letter and fees estimate.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAMMATECH CORPORATION

                                          By:  /s/  H. S. Pennypacker
                                             -----------------------------------
                                                    H. S. Pennypacker, President

Date:  December 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
---------
Position or Office                                Date
------------------                                ----


/s/  Mark Kane Goldstein                     December 16, 2004
------------------------
Mark Kane Goldstein
Chairman of the Board


/s/  H. S. Pennypacker                       December 16, 2004
------------------------
H. S. Pennypacker
President and Director


/s/  Mary Bailey Sellers                     December 16, 2004
------------------------
Mary Bailey Sellers
Treasurer