Form 10QSB
period 2004-11-30
MAMMATECH CORP
filed 2005-01-18
CIK 704366

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:                Nov. 30, 2004
                  -----------------------------------------------
Commission File Number:              0-11050
                       ------------------------------------------

                              Mammatech Corporation
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                              59-2181303
-----------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification Number)


930 N.W. 8th Avenue, Gainesville, Florida         32601
-----------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


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

                  Number of shares outstanding on Nov. 30, 2004
                  ---------------------------------------------
                            5,022,625 shares of which
                           310,425 are treasury shares

                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

The total number of pages of this report is 14

                              Mammatech Corporation

                                      INDEX

--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended Nov. 30, 2004 and Nov. 30, 2003..................................3

     Balance Sheets for Nov. 30, 2004 and
     August 31, 2004........................................................4

     Statement of Cash Flow for the Quarter
     Ended Nov. 30, 2004 and Nov. 30, 2003..................................5

     Notes to Financial Statements for the Quarter
     Ended Nov. 30, 2004..................................................6-7

     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........................8


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................9

     SIGNATURES............................................................10

     EXHIBITS..............................................................11

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                         Three Months Ended November 30,
                                   (Unaudited)

                                                         2003           2004
                                                     -----------    -----------
Sales, net                                           $   120,658    $    73,920
Cost of sales                                             31,176         19,819
                                                     -----------    -----------
Gross profit                                              89,482         54,101
                                                     -----------    -----------

Selling, general and administrative expenses             158,069        111,443
                                                     -----------    -----------
(Loss) from operations                                   (68,587)       (57,342)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities
                                                          (5,234)         2,401
  Interest and dividend income                             8,366          7,767
                                                     -----------    -----------
                                                           3,132         10,168
                                                     -----------    -----------

(Loss) before income taxes                               (65,455)       (47,174)
Provision for income taxes                                  --             --
                                                     -----------    -----------
Net (loss)                                           $   (65,455)   $   (47,174)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net income  (loss)                                  $     (0.01)   $     (0.01)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,202,625      5,202,625
                                                     ===========    ===========

  Net (loss)                                         $   (65,455)   $   (47,174)
   Unrealized gain from investments net of
    income taxes
                                                     -----------    -----------
                                                          21,556         43,415
                                                     -----------    -----------
  Comprehensive (loss)                               $   (43,899)   $    (3,759)
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                                  Balance Sheet
                                November 30, 2004
                                   (Unaudited)
                                     ASSETS


Current assets:
  Cash                                                              $   165,979
  Accounts receivable - trade                                            19,960
  Inventory                                                              80,895
                                                                    -----------
      Total current assets                                              266,834
                                                                    -----------

Property and equipment, at cost, net                                     15,237
                                                                    -----------

Available for sale securities                                           709,696
Patents, trademarks and other intangibles, net                            3,120
                                                                    -----------
                                                                        712,816
                                                                    -----------

                                                                    $   994,887
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  40,917
  Accounts payable and accrued salaries - officers                      754,560
                                                                    -----------
      Total current liabilities                                         800,677
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,202,625
  shares issued and outstanding                                             520
 Additional paid-in capital                                           2,856,709
 Accumulated (deficit)                                               (2,542,415)
                                                                    -----------
                                                                        314,814
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                        166,763

Other comprehensive income:
 Valuation allowance for marketable securities                           27,447
                                                                    -----------
                                                                        194,210
                                                                    -----------

                                                                    $   994,887
                                                                    ===========


                 See accompanying notes to financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                      Three Months Ended November 30, 2004
                                   (Unaudited)


                                                                2003         2004
                                                             ---------    ---------
Cash flows from operating activities:
Net cash provided by (used in) operating activities          $     869    $ (19,234)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                  (192,327)    (120,535)
   Proceeds from the sale of available for sale securities     160,699      137,904
   Acquisition of property and equipment                          (409)        --
                                                             ---------    ---------
Net cash provided by (used in) investing activities            (32,037)      17,369
                                                             ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                    (1,060)        --
                                                             ---------    ---------
   Net cash (used in) financing activities                      (1,060)        --
                                                             ---------    ---------

(Decrease) in cash and cash equivalents                        (32,228)      (1,865)
Cash and cash equivalents,
 beginning of period                                           223,598      167,844
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $ 191,370    $ 165,979
                                                             =========    =========


                 See accompanying notes to financial statements.

                                        5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2004 and for the three years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(4)  Available For Sale Securities

Marketable securities consist of the following at November 30, 2004:

Mutual funds and equity securities with a fair market value of $709,696. The cost basis of these securities is $682,249.

The gross realized gains on sales of available-for-sale securities were $2,401 during the three months ended November 30, 2004. The unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $43,415 during the three months ended November 30, 2004 and totaled $27,447 at November 30, 2004.

During the three months ended November 30, 2004 the Company increased its investment in available for sale securities by $120,535 and realized net proceeds from the sale of available for sale securities of $137,904.

(5)  Stockholders' Equity

During November 2004 the Company elected to undergo a one for twenty reverse split of its common stock. All share and per share amounts have been restated to give effect to this split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION


Results for the first quarter of Fiscal 2005 were below expectations. Sales increased by 7.8% over the previous quarter but decreased by 38.7% compared to the first quarter of 2004. Operating costs of $111,443 represent a 29.5% decrease relative to the prior year quarter. The net loss of $47,174 is 27.9% less than the corresponding figure from a year ago. Because of unrealized gain from investments, however, the comprehensive loss for the quarter is a modest $3,759.

The Company trained 8 additional MammaCare Specialists during the quarter. Of these, two were trained at OHSU. Coordinated marketing approaches will now be pursued emphasizing the geographical variety in training sites.

During the quarter, a major article appeared in CA: A Journal for Clinicians, published by the American Cancer Society. This article, co-authored by one of the Company's officers, recommends standards for training and performing clinical breast examination that are essentially the standards embodied in MammaCare. A companion article reviews the scientific literature on clinical breast examination and highlights the prominence of research involving MammaCare in that literature.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. The technology platform on which the tactile computer is based incorporates an advanced sensor array. The Company has held preliminary merger discussions with the supplier of this sensory technology. Theirs is one of several sensing technologies that could be used to support the Company's tactile computer.

During the quarter, the Company completed a 1 to 20 reverse split of the issued and outstanding common stock. The Company intends to raise additional capital in order to complete development, marketing and distribution of the tactile computer technology.

With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. The Company continues to seek a larger partner in the healthcare industry.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                           None

Item 2.  Changes in securities
                           One to twenty reverse split

Item 3.  Default upon senior securities
                           None

Item 4.  Submissions of matters to a vote of securities holders
                           None

Item 5.  Other information
                           None

Item 6.  Exhibits and Reports on Form 8-K

   (a.)  Exhibits - One (See below)
   (b.) There was one report filed on Form 8-K during the three months ending Nov. 30, 2004. The Company filed an 8-K on November 15, 2004 disclosing a one to twenty reverse stock split.

                                     10-QSB

                    For the three months ended Nov. 30, 2004

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAMMATECH CORPORATION



DATE: January 14, 2005                      BY: /s/ Henry S. Pennypacker
                                            ----------------------------
                                            Henry S. Pennypacker, President
                                            and Director


                                            BY: /s/ Mary Sellers
                                            --------------------
                                            Mary Sellers, Treasurer and
                                            Chief Financial Officer