Form 10QSB/A
period 2004-11-30
MAMMATECH CORP
filed 2005-01-18
CIK 704366

Form 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                  Number of shares outstanding on Nov. 30, 2004
                  ---------------------------------------------
                            5,202,625 shares of which
                           310,425 are treasury shares

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

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Statements of Operations for Three Months
     Ended Nov. 30, 2004 and Nov. 30, 2003..................................3

     Balance Sheets at Nov. 30, 2004........................................4

     Statements of Cash Flows for the Three Months
     Ended Nov. 30, 2004 and Nov. 30, 2003..................................5

     Notes to Financial Statements for the Three Months
     Ended Nov. 30, 2004..................................................6-7

     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........................8

     Item 3.  Controls and Procedures


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................9

     SIGNATURES............................................................10

     EXHIBITS..............................................................11

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                         Three Months Ended November 30,
                                   (Unaudited)

                                                         2003           2004
                                                     -----------    -----------
Sales, net                                           $   120,658    $    73,920
Cost of sales                                             31,176         19,819
                                                     -----------    -----------
Gross profit                                              89,482         54,101
                                                     -----------    -----------

Selling, general and administrative expenses             158,069        111,443
                                                     -----------    -----------
(Loss) from operations                                   (68,587)       (57,342)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities            (5,234)         2,401
  Interest and dividend income                             8,366          7,767
                                                     -----------    -----------
                                                           3,132         10,168
                                                     -----------    -----------

(Loss) before income taxes                               (65,455)       (47,174)
Provision for income taxes                                  --             --
                                                     -----------    -----------
Net (loss)                                           $   (65,455)   $   (47,174)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,202,625      5,202,625
                                                     ===========    ===========

  Net (loss)                                         $   (65,455)   $   (47,174)
   Unrealized gain from investments net of
    income taxes                                          21,556         43,415
                                                     -----------    -----------
  Comprehensive (loss)                               $   (43,899)   $    (3,759)
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


                              Mammatech Corporation
                            Statements of Cash Flows
                         Three Months Ended November 30,
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2004 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal quarter. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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