Form 10QSB
period 2005-02-28
MAMMATECH CORP
filed 2005-04-20
CIK 704366

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:             February 28, 2005
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

                Number of shares outstanding on February 28, 2005
                -------------------------------------------------
                            5,202,625 shares of which
                           310,426 are treasury shares

                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

                              Mammatech Corporation

                                      INDEX

--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Balance Sheet at February 28, 2005.....................................3

     Statements of Operations for Three Months and Six Months
     Ended February 28, 2005 and February 29, 2004..........................4

     Statements of Cash Flows for the Six Months
     Ended February 28, 2005 and February 29, 2004..........................5

     Notes to Financial Statements for the Six Months
     Ended February 28, 2005..............................................6-7

     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........................8

     Item 3.  Controls and Procedures.......................................8


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................9

     SIGNATURES............................................................10

     EXHIBITS..............................................................11

                              Mammatech Corporation
                                  Balance Sheet
                                February 28, 2005
                                   (Unaudited)

               ASSETS

Current assets:
  Cash                                                              $   166,899
  Accounts receivable - trade                                            25,130
  Inventory                                                             106,543
                                                                    -----------
      Total current assets                                              298,572
                                                                    -----------

Property and equipment, at cost, net                                    165,236
                                                                    -----------

Available for sale securities                                           649,795
Patents, trademarks and other intangibles, net                            3,123
                                                                    -----------
                                                                        652,918
                                                                    -----------

                                                                    $ 1,116,726
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                                      $   150,000
  Accounts payable and accrued expenses                                  41,538
  Accounts payable and accrued salaries - officers                      780,960
                                                                    -----------
      Total current liabilities                                         972,498
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,202,625
  shares issued and outstanding                                             520
 Additional paid-in capital                                           2,856,709
 Accumulated (deficit)                                               (2,587,634)
                                                                    -----------
                                                                        269,595
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                        121,544
Other comprehensive income:
 Unrealized gain on marketable securities                                22,684
                                                                    -----------
                                                                        144,228
                                                                    -----------

                                                                    $ 1,116,726
                                                                    ===========


                 See accompanying notes to financial statements.


                                           Mammatech Corporation
                                  Statements of Comprehensive Operations
                 Three Months and Six Months Ended February 28, 2005 and February 29, 2004
                                                (Unaudited)

                                                            Three Months                    Six Months
                                                            ------------                    ----------
                                                         2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Sales, net                                           $    64,414    $    48,440    $   138,334    $   169,098
Cost of sales                                             14,384         24,201         34,203         55,377
                                                     -----------    -----------    -----------    -----------
Gross profit                                              50,030         24,239        104,131        113,721
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses             110,688        141,915        222,131        299,984
                                                     -----------    -----------    -----------    -----------
(Loss) from operations                                   (60,658)      (117,676)      (118,000)      (186,263)
                                                     -----------    -----------    -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities             4,338          3,711          6,739         (1,523)
  Interest and dividend income                            11,101         10,587         18,868         18,953
                                                     -----------    -----------    -----------    -----------
                                                          15,439         14,298         25,607         17,430
                                                     -----------    -----------    -----------    -----------

(Loss) before income taxes                               (45,219)      (103,378)       (92,393)      (168,833)
Provision for income taxes                                  --             --             --             --
                                                     -----------    -----------    -----------    -----------
Net (loss)                                           $   (45,219)   $  (103,378)   $   (92,393)   $  (168,833)
                                                     ===========    ===========    ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.02)   $     (0.02)   $     (0.03)
                                                     ===========    ===========    ===========    ===========
 Weighted average shares outstanding                   5,202,625      5,202,625      5,202,625      5,202,625
                                                     ===========    ===========    ===========    ===========

  Net (loss)                                         $   (45,219)   $  (103,378)   $   (92,393)   $  (168,833)
   Unrealized gain (loss) from investments, net of
    income taxes                                          (4,763)        21,556         38,652         48,431
                                                     -----------    -----------    -----------    -----------
  Comprehensive (loss)                               $   (49,982)   $   (81,822)   $   (53,741)   $  (120,402)
                                                     ===========    ===========    ===========    ===========



                              See accompanying notes to financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
            Six Months Ended February 28, 2005 and February 29, 2004
                                   (Unaudited)

                                                                2005         2004
                                                             ---------    ---------

Cash flows from operating activities:
  Net cash (used in) operating activities                    $ (81,987)   $ (51,124)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                  (120,535)    (470,833)
   Proceeds from the sale of available for sale securities     201,577      415,866
   Acquisition of property and equipment                          --           (869)
                                                             ---------    ---------
Net cash provided by (used in) investing activities             81,042      (55,836)
                                                             ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                      --         (1,060)
                                                             ---------    ---------
Net cash (used in) financing activities                           --         (1,060)
                                                             ---------    ---------

(Decrease) in cash                                                (945)    (108,020)
Cash and cash equivalents,
 beginning of period                                           167,844      223,598
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $ 166,899    $ 115,578
                                                             =========    =========



                 See accompanying notes to financial statements.

                                        5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

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

(4)  Available For Sale Securities

Marketable securities consist of the following at February 28, 2005:

Mutual funds and equity securities with a fair market value of $649,795. The cost basis of these securities is $627,111.

The gross realized gains on sales of available-for-sale securities were $6,739 during the six months ended February 28, 2005. The unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $38,652 during the six months ended February 28, 2005, and totaled $22,684 at February 28, 2005.

During the six months ended February 28, 2005, the Company increased its investment in available for sale securities by $120,535 and realized net proceeds from the sale of available for sale securities of $201,577.

(5)  Property and Equipment

During February 2005 the Company purchased its office facilities from and affiliate for $150,000. The purchase price was paid with a note in the amount of $150,000 with interest at 5.5% per annum due on April 30, 2005.

(6)  Stockholders' Equity

During November 2004 the Company elected to undergo a one for twenty reverse split of its common stock. All share and per share amounts have been restated to give effect to this split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-QSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 OVERVIEW

The results of the second quarter of Fiscal 2005 are mixed in comparison to both the previous quarter and the second quarter of 2004. Net sales increased by 33% in relation to the year ago quarter, but declined by 13% in comparison to the previous quarter. Similarly, gross profit increased by 106% compared to the second quarter of 2004 but decreased by 7.5% compared to last quarter. Operating expense during the current quarter decreased by 30% over the prior quarter and by 22% relative to the second quarter of 2004. The resulting net loss of $45,219 compares with a net loss of $103,378 produced during the second quarter of last year and represents a 4.1% smaller loss than was sustained in the first quarter.

The six-month results are also below the same period for 2004. Sales revenues decreased by 18% while operating expense decreased by 26% over the same period of the prior year. The net loss of $92,393 for the first half of the year compares favorably with the net loss of $168,833 during the comparable period of 2004.

The Company continues to believe that the decline in sales over the past several quarters is a result of a combination of economic factors arising in part from the fact that the country is at war. Orders by military customers, normally a substantial portion of the Company's business, were again virtually nonexistent in the second quarter. Similarly, sales to other governmental agencies continue to be greatly diminished. The Company believes that uncertainty with respect to staffing inhibits the ability of these agencies to commit funds for domestic medical care during wartime. During the quarter, the only substantial orders came from the Company's German distributor.

The Company trained three MammaCare Specialists during the quarter, down from eight trained during the previous quarter. All three were trained in the University of Florida College of Nursing facility under the agreement executed two years ago. In addition, 8 certified MammaCare BSE Instructors were trained by the Company's associates in Germany and a new MammaCare trainer was added in anticipation of increased demand for BSE instructor training in that country.

The Company has no immediate liquidity problems and continues to seek other opportunities to expand its manufacturing and marketing activities.

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

                                            MAMMATECH CORPORATION



DATE: April 20, 2005                        BY: /s/ Henry S. Pennypacker
                                            ----------------------------
                                            Henry S. Pennypacker, President
                                            and Director


                                            BY: /s/ Mary Sellers
                                            --------------------
                                            Mary Sellers, Treasurer and
                                            Chief Financial Officer