Form 10QSB
period 2005-05-31
MAMMATECH CORP
filed 2005-07-14
CIK 704366

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:               May 31, 2005
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

                  Number of shares outstanding on May 31, 2005
                  --------------------------------------------
                            5,202,625 shares of which
                           310,426 are treasury shares

                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

                              Mammatech Corporation

                                      INDEX

--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Balance Sheet at May 31, 2005..........................................3

     Statements of Operations for Three Months and Nine Months
     Ended May 31, 2005 and May 31, 2004....................................4

     Statements of Cash Flows for the Nine Months
     Ended May 31, 2005 and May 31, 2004....................................5

     Notes to Financial Statements for the Nine Months
     Ended May 31, 2005...................................................6-7

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


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................9

     SIGNATURES............................................................10

     EXHIBITS..............................................................11

                              Mammatech Corporation
                                  Balance Sheet
                                  May 31, 2005
                                   (Unaudited)
                     ASSETS
Current assets:
  Cash                                                              $    73,974
  Accounts receivable - trade                                            42,011
  Inventory                                                             109,190
                                                                    -----------
      Total current assets                                              225,175
                                                                    -----------

Property and equipment, net                                             180,237
                                                                    -----------

Available for sale securities                                           523,132
Patents, trademarks and other intangibles, net                            3,123
                                                                    -----------
                                                                        526,255
                                                                    -----------

                                                                    $   931,667
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    35,135
  Accounts payable and accrued salaries - officers                      807,360
                                                                    -----------
      Total current liabilities                                         842,495
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,202,625
  shares issued and outstanding                                             520
 Additional paid-in capital                                           2,856,709
 Accumulated (deficit)                                               (2,609,714)
                                                                    -----------
                                                                        247,515
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                         99,464
Other comprehensive income:
 Unrealized (loss) on marketable securities                             (10,292)
                                                                    -----------
                                                                         89,172
                                                                    -----------

                                                                    $   931,667
                                                                    ===========


                 See accompanying notes to financial statements.


                                           Mammatech Corporation
                                  Statements of Comprehensive Operations
                         Three Months and Nine Months Ended May 31, 2005 and 2004
                                                (Unaudited)

                                                            Three Months                   Nine Months
                                                            ------------                   -----------
                                                         2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Sales, net                                           $    68,930    $   103,272    $   207,264    $   272,370
Cost of sales                                             16,956         39,257         51,159         94,634
                                                     -----------    -----------    -----------    -----------
Gross profit                                              51,974         64,015        156,105        177,736
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses              87,181         95,657        309,312        395,641
                                                     -----------    -----------    -----------    -----------
(Loss) from operations                                   (35,207)       (31,642)      (153,207)      (217,905)
                                                     -----------    -----------    -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities             6,357        (11,292)        13,096        (12,815)
  Interest and dividend income                             6,770          9,512         25,638         28,465
                                                     -----------    -----------    -----------    -----------
                                                          13,127         (1,780)        38,734         15,650
                                                     -----------    -----------    -----------    -----------

(Loss) before income taxes                               (22,080)       (33,422)      (114,473)      (202,255)
Provision for income taxes                                  --             --             --             --
                                                     -----------    -----------    -----------    -----------
Net (loss)                                           $   (22,080)   $   (33,422)   $  (114,473)   $  (202,255)
                                                     ===========    ===========    ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.00)   $     (0.01)   $     (0.02)   $     (0.04)
                                                     ===========    ===========    ===========    ===========
 Weighted average shares outstanding                   5,202,625      5,202,625      5,202,625      5,202,625
                                                     ===========    ===========    ===========    ===========

  Net (loss)                                         $   (22,080)   $   (33,422)   $  (114,473)   $  (202,255)
   Unrealized gain (loss) from investments, net of
    income taxes                                         (32,976)       (17,439)         5,676         30,992
                                                     -----------    -----------    -----------    -----------
  Comprehensive (loss)                               $   (55,056)   $   (50,861)   $  (108,797)   $  (171,263)
                                                     ===========    ===========    ===========    ===========


                              See accompanying notes to financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                     Nine Months Ended May 31, 2005 and 2004
                                   (Unaudited)

                                                               2005          2004
                                                             ---------    ---------

Cash flows from operating activities:
  Net cash (used in) operating activities                    $(104,590)   $ (79,731)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                  (203,297)    (680,954)
   Proceeds from the sale of available for sale securities     379,017      750,296
   Acquisition of property and equipment                      (165,000)      (1,435)
                                                             ---------    ---------
Net cash provided by investing activities                       10,720       67,907
                                                             ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                      --         (1,060)
                                                             ---------    ---------
Net cash (used in) financing activities                           --         (1,060)
                                                             ---------    ---------

(Decrease) in cash                                             (93,870)     (12,884)
Cash and cash equivalents,
 beginning of period                                           167,844      223,598
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  73,974    $ 210,714
                                                             =========    =========



                 See accompanying notes to financial statements.

                                       5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2005
                                   (UNAUDITED)

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

(4)  Available For Sale Securities

Marketable securities consist of the following at May 31, 2005:

Mutual funds and equity securities with a fair market value of $523,132. The cost basis of these securities is $533,424.

The gross realized gains on sales of available-for-sale securities were $13,096 during the nine months ended May 31, 2005. The unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $5,676 during the nine months ended May 31, 2005, and totaled $10,292 at May 31, 2005.

During the nine months ended May 31, 2005, the Company increased its investment in available for sale securities by $203,297 and realized net proceeds from the sale of available for sale securities of $379,017.

(5)  Property and Equipment

During February 2005 the Company purchased its office facilities for $165,000. The purchase price was paid in cash.

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


OVERVIEW

Results for the third quarter of Fiscal 2005 were mixed. Net sales increased by 7% in comparison to the previous quarter but decreased by 33% relative to the third quarter of the prior year. The operating loss of $35,207 is 11% greater than in the prior year but is down 41.9% from the previous quarter. The Company continues to believe that the negative operating income is partly a reflection of the continuing decline in orders from the Company's regular military and other federal customers since the war in Iraq began. The net loss of $22,080 also reflects, in part, continuing r&d expenditures on an improved system of delivery of MammaCare professional training.

The nine month figures are somewhat disappointing. Net sales decreased by 24% compared to last year. This is coupled with a 46% decrease in cost of goods and a 21.8% decrease in operating costs.

During the quarter, the Company trained one new MammaCare Specialist and added 31 certified MammaCare BSE instructors to the ranks in Germany. The Company was invited to participate in the North Carolina Cancer Prevention and Control Branch Annual Update and sent two senior representatives. As a result, the Company now has an active role in that organization's planning for the coming year.

The Company also devoted substantial effort to development of an on-line version of its clinical breast examination training program. This product is not yet complete, but when combined with the Company's computer-based training and evaluation system, may add substantially to the Company's penetration of the market for professional training in breast examination.

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

                                            MAMMATECH CORPORATION



DATE: July 14, 2005                         BY: /s/ Henry S. Pennypacker
                                            ----------------------------
                                            Henry S. Pennypacker, President
                                            and Director


                                            BY: /s/ Mary Sellers
                                            --------------------
                                            Mary Sellers, Treasurer and
                                            Chief Financial Officer