Form 10KSB
period 2005-08-31
MAMMATECH CORP
filed 2005-12-14
CIK 704366

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

                    For the fiscal year ended August 31, 2005

        |_| Transition Report Under Section 13 Or 15(D) Of The Securities
                              Exchange Act Of 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11-50

                             MAMMATECH CORPORATION.
                             ----------------------
                 (Name of small business issuer in its charter)

                FLORIDA                                   59-2181303
                -------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           930 NW 8TH Avenue
          Gainesville, Florida                               32601
          --------------------                               -----
(Address of principal executive offices)                   (Zip Code)


              352-375-0607
              ------------
       Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,

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

        State issuer's revenues for its most recent fiscal year: $292,863

     State the aggregate market value of the company's common stock held by nonaffiliates as of December 15, 2004, was (See definition of affiliate in Rule
          12b-2 of the Exchange Act.) $586,919 as of December 14, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 5,227, 625
                 Shares of Common Stock as of December 14, 2005

Indicate by check mark whether the registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act) Yes |_| No |X|
    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX

PART I                                                                      Page


Item 1.   Description Of Business.                                            3

Item 2.   Description Of Property.                                            9

Item 3.   Legal Proceedings.                                                 10

Item 4.   Submission Of Matters To A Vote Of Security Holders.               10


PART II


Item 5.   Market For Common Equity And Related Stockholder Matters.          11

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.         12

Item 7.   Financial Statements.                                              14

Item 8.   Changes In And Disagreements With Accountants On Accounting
            And Financial Disclosure.                                        24

Item 8A   Controls And Procedures                                            24

Item 8B   Other Information                                                  24


PART III


Item 9.   Directors, Executive Officers, Promoters And Control
            Persons; Compliance With Section 16(A) Of The Exchange Act       25

Item 10.  Executive Compensation                                             26

Item 11.  Security Ownership Of Certain Beneficial Owners And Management     26

Item 12.  Certain Relationships And Related Transactions                     27

Item 13.  Exhibits                                                           27

Item 14.  Principal Accountant and Services.                                 28


Signatures                                                                   29

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

PATENTS, TRADEMARKS AND COPYRIGHTS
----------------------------------

     The MammaCare System was invented by seven people, including the Company's two principle shareholders, as part of research activities conducted at the University of Florida. Subject to royalties payable to four of the co-inventors over the life of the patent, the Company owns all rights to and is entitled to receive all revenues from the System. The original patents have now expired so the following data are presented for information only as no further royalties are due. The Company's ownership interests in the patents and foreign patent applications were as follows:

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

PATENTS
-------

     The Company is the assignee of the following patents and patent applications directed to the Model and/or the System as indicated:

----------------------------------------------------------------------------------------------------------------
                      Patent No. or        Issue date or    Expiration Date   Subject Matter
                     Application No.        Filing Date
----------------------------------------------------------------------------------------------------------------
United States           4,134,218             1/16/79           1/16/96       Model and methods and apparatus
                                                                              relating to the system
United States            308,914               Filed                          New model relating to the system
                                               2/9/89
Canada                  1,109,252             9/22/81           9/22/98       Model
Canada                  1,147,951              Filed           6/14/2000      Methods and apparatus relating to
                                              6/14/83                         the system
United Kingdom           2005894              5/26/82           10/2/98       Model
United Kingdom           2077017              10/13/82          10/2/98       Methods and apparatus relating to
                                                                              the system
Germany                P 2844373.4            11/11/81          10/12/98      Model, as well as certain apparatus
                                                                              elating to the system
Germany            Pending Application         Filed               -          Division application of the
(1)                    P 2857496.14           2/25/80                         application that issued as German
                                                                              Patent No. P 2844373.4 and is
                                                                              directed to methods and apparatus
                                                                              relating to the system
Japan                    1304322              6/15/85           10/11/98      Methods and apparatus relating to
                                                                              the system
Japan(2)                 Pending              10/26/84             -          Model allowed and published for
                        224,279/84                                            opposition

----------------------------------------------------------------------------------------------------------------


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

TRADEMARKS
----------

     The following chart depicts the trademarks and copyrights owned by the
Company:

-----------------------------------------------------------------------------
                                             Registration
Type of Mark     Mark                        Number           Status
-----------------------------------------------------------------------------

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

-----------------------------------------------------------------------------

COPYRIGHTS
----------

------------------------------------------------------------------------------------------
                                                     Registration
Type                   Name                          Number         Effective for:
------------------------------------------------------------------------------------------

Advertising Brochure   What Am I Supposed to Feel?   TX1-199-545    75 years from 9/29/83
Test Form              MammaTest                     TX1-234-492    75 years from 12/14/83
Instructional Manual   The MammaCare Method          TX1-259-524    75 years from 12/29/83

------------------------------------------------------------------------------------------

                                       8

ITEM 2. PROPERTIES

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

--------------------------------------------------------------------------------
Quarterly Period                  High Bid (1)              Low Bid (1)
--------------------------------------------------------------------------------
November 30, 1988                 $   0.005                 $   0.005
February 28, 1989                 $   0.01                  $   0.0025
May 31, 1989                      $   0.01                  $   0.01
August 31, 1989                   $   0.01                  $   0.004
November 30, 1989                 $   0.01                  $   0.0075
February 28, 1990                 $   0.01                  $   0.005
May 31, 1990                      $   0.01                  $   0.005
August 31, 1990                   $   0.01                  $   0.001
November 30, 1990                 $   0.01                  $   0.001
February 29, 1991                 $   0.01                  $   0.001
May 31, 1991                      $   0.01                  $   0.001
August 31, 1991                   $   0.01                  $   0.001
November 30, 1991                 $   0.01                  $   0.001
February 29, 1992                 $   0.01                  $   0.001
May 31, 1992                      $   0.01                  $   0.001
August 31, 1992                   $   0.01                  $   0.001
August 31, 1996                   $   0.01                  $   0.005
August 31, 1997                   $   0.01                  $   0.001
August 31, 1998                   $   0.24                  $   0.001
August 31, 1999                   $   0.08                  $   0.010
August 31, 2000                   $   0.30                  $   0.010
August 31, 2001                   $   0.05                  $   0.001
August 31, 2002                   $   0.02                  $   0.01
--------------------------------------------------------------------------------
August 31, 2003                   $   0.01                  $   0.001
--------------------------------------------------------------------------------
August 31, 2004                   $   0.04                  $   0.01
--------------------------------------------------------------------------------
August 31, 2005                   $   0.55                  $   0.23
--------------------------------------------------------------------------------

(1) Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     B. Holders of Common Stock. As of August 31, 2005, there were approximately 3,800 record holders of the Company's common stock with 5,227,625 shares outstanding, of which 310,425 shares are treasury stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------

YEAR ENDED                                     Aug.31, 2004      Aug.31, 2005
----------                                     ------------      ------------
Revenues from Operations                          341,078           292,863
Net Income (Loss)                                (245,350)         (139,295)
Income (Loss) per Common Share                       (.05)             (.03)


Summary of Consolidated Balance Sheet
-------------------------------------

YEAR ENDED                                            Aug.31, 2005
----------                                            ------------
Total Assets                                             941,520
Total Liabilities                                        941,520
Shareholder's Equity                                     228,193



Results of Operations
---------------------

Cautionary Factors That May Affect Future Results: The following discussion should be read in conjunction with the accompanying financial statements and notes included within this annual report, form 10KSB

In addition to historical information, the information in this discussion contains or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of potential future events, circumstances or future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed, and forward-looking statements may be adversely affected by factors, including general market conditions, competitive product development, product availability, current and future branded and generic competition, federal and state regulations and legislation, manufacturing issues, timing of the elimination of trade buying, patent positions, and other factors besides those enumerated. Our actual results may vary materially, and there are no guarantees about the performance of Mammatech Corporation stock.




Sales for 2005 decreased by 14% over the previous year even though German sales increased by 5.3%. Foreign sales were $72,086 in 2005 and $74,818 in 2004 and a small market has emerged in Taiwan. The Company's operating expense decreased by 14% compared to 2004. The operating loss of $192,318 is disappointing but is 22.9% smaller than 2004. The Company's net loss for the year is 43% less than last year. These reductions are primarily the result of reductions in personnel costs and increases in investment income.

Since September 11, 2001 domestic sales to US government agencies have been declining and formerly growing sales to US military installations have all but disappeared. To build sales in non-government sectors the company recently developed an expanded internet presence on Google's advertising network, Yahoo and MSN. Internet searches for "clinical breast exam" or "examination" now generate leading placement positions for MammaCare on these and other search engines. MammaCare breast models, clinical breast examination training and other products also enjoy improved placement in major search engines. As a result, the company's web site www.mammacare.com is attracting a growing audience. The Company also continued to market via direct mail and catalogue distribution and will expand that effort to a wider civilian audience.

The company's business model is changing as it licenses universities and medical institutions to deliver MammaCare training and certification. The company recently began offering its intensive one-day CBE training program to health providers in New Mexico through the New Mexico Breast and Cervical Cancer Early Detection Program (BCCDP) (see www.mammacare.com ). This program leads to certification in the MammaCare Method of Clinical Breast Examination. It is taught by two New Mexico based MammaCare Specialists who received extensive training at Mammatech National Training Center in Gainesville. At this writing, nine individuals have completed the New Mexico program in the San Juan Regional Medical Center in Farmington, NM. and their evaluations have been excellent. The western MammaCare center at Oregon Health Sciences University (OHSU) is expanding to Salem Oregon and the company is currently negotiating for a new MammaCare Center in a major Midwestern market.

The emphasis on clinical breast examination evident in the medical literature continued to grow during the current fiscal year. At the beginning of the fiscal year, two major articles appeared in the November issue of CA: A Journal for Clinicians published by the American Cancer Society. One article presents a detailed series of recommendations for improving training and performance of CBE. The other is a summary of the relevant research in which MammaCare enjoys a conspicuous presence. As a result, the demand for professional training in MammaCare is expected to increase. During the year, the Company trained 20 new MammaCare Specialists of whom 6 were trained in the new center at Oregon Health Sciences University.

The Company continues to benefit from its sales and distribution agreement with a German health care products company. This agreement provides exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products. A total of 37 German MammaCare BSE instructors were trained and certified during the current year.

The company is working to launch a patented computer based technology platform that augments clinical breast examination skill. Prototype development is nearing completion and the company is actively seeking financing for scale-up manufacturing and marketing of the new technology. There can be no assurance that such financing will be forthcoming or that such financing will be sufficient to insure the success of the technology.

Liquidity
---------

At the close of the 2005 fiscal year, the Company's assets totaled $941,520 including cash of $79,578 and marketable securities of $561,386, compared to $980,244 at the close of 2004. The Company has sufficient liquid assets to meet current and foreseeable obligations. The Company expects a substantially increased R&D budget supporting development of an advanced computer assisted training system to make demands on its capital in the coming year.

The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,260 to an unaffiliated supplier for its manufacturing facility. The Company's principal goal remains to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

Capital Resources
-----------------

The Company has no material commitment for capital expenditures except for expanding R&D costs and there are no known trends in its capital resources.

ITEM 7. FINANCIAL STATEMENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2005, and the related statements of comprehensive operations, stockholders' equity, and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2005, and the results of its operations, and its cash flows for the years ended August 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.





Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
November 30, 2005

                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2005


                                     ASSETS
                                     ------
Current assets:
  Cash                                                              $    79,758
  Accounts receivable - trade                                            17,681
  Inventory                                                             102,287
                                                                    -----------
      Total current assets                                              199,726
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $248,824                                  177,286
                                                                    -----------

Available for sale securities                                           561,386
Other assets                                                              3,122
                                                                    -----------
                                                                        564,508

                                                                    $   941,520
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  26,869
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                           825,110
                                                                    -----------
      Total current liabilities                                         863,809
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,227,625
  shares issued and outstanding                                             523
 Additional paid-in capital                                           2,862,206
 Accumulated (deficit)                                               (2,634,536)
                                                                    -----------
                                                                        228,193
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                         80,142
Other comprehensive income:
 Valuation allowance for marketable securities                           (2,431)
                                                                    -----------
                                                                         77,711

                                                                    $   941,520
                                                                    ===========



                 See accompanying notes to financial statements.

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2005 and 2004

                                                         2005           2004
                                                     -----------    -----------

Sales, net                                           $   292,863    $   341,078
Cost of sales                                             77,774        117,612
                                                     -----------    -----------
Gross profit                                             215,089        223,466

Selling, general and administrative expenses             407,407        472,962
                                                     -----------    -----------
(Loss) from operations                                  (192,318)      (249,496)
                                                     -----------    -----------

Other income and (expense):
  Research and development
                                                            --          (14,350)
  Gain (loss) on sale of investment securities            21,623        (15,991)
  Interest and dividend income                            31,400         34,487
                                                     -----------    -----------
                                                          53,023          4,146
                                                     -----------    -----------

(Loss) before income taxes                              (139,295)      (245,350)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net (loss)                                           $  (139,295)   $  (245,350)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.03)   $     (0.05)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,223,458      5,202,625
                                                     ===========    ===========


  Net (loss)                                         $  (139,295)   $  (245,350)
   Unrealized gain from investments net of
    income taxes                                          13,537         47,017
                                                     -----------    -----------
  Comprehensive (loss)                               $  (125,758)   $  (198,333)
                                                     ===========    ===========


                 See accompanying notes to financial statements.


                                              Mammatech Corporation
                                       Statement of Stockholders' Equity
                                      Years Ended August 31, 2005 and 2004

                                                                            Valuation
                                               Additional                   Allowance
                    Common                      Paid-in      Treasury    for Marketable   Accumulated
                    Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                  -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance,
August 31, 2003     5,022,625   $       502   $ 2,820,727   $  (145,081)   $   (62,985)   $(2,249,891)   $   360,302

Increase in
market value
of securities            --            --            --            --           47,017           --           47,017

Issuance of
common shares
for services          180,000            18        35,982          --             --             --           36,000

Net (loss)
for the year             --            --            --            --             --         (245,350)      (245,350)
                  -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance
August 31, 2004     5,202,625           520     2,856,709      (145,081)       (15,968)    (2,495,241)       197,969

Increase in
market value
of securities            --            --            --            --           13,537           --           13,537

Issuance of
common shares
for services           25,000             3         5,497          --             --             --            5,500

Net (loss)
for the year             --            --            --            --             --         (139,295)      (139,295)
                  -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance
August 31, 2005     5,227,625   $       523   $ 2,862,206   $  (145,081)   $    (2,431)   $(2,634,536)   $    77,711
                  ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                 See accompanying notes to financial statements.


                                       Mammatech Corporation
                                     Statements of Cash Flows
                               Years Ended August 31, 2005 and 2004

                                                                                2005          2004
                                                                              ---------    ---------

Net (loss)                                                                    $(139,295)   $(245,350)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                                  5,300       12,367
   Common stock issued for services                                               5,500       36,000
   Realized (gain) loss on marketable securities                                (21,623)      15,991
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                    8,064       (4,747)
    (Increase) decrease in other receivables                                       --         12,581
    (Increase) decrease in inventory                                            (22,747)      (7,969)
    Decrease in other assets                                                      1,000         --
    Increase (decrease) in accounts payable and accrued expenses - officers      95,251      101,764
    Increase (decrease) in accounts payable and accrued expenses                (13,717)       6,765
                                                                              ---------    ---------
  Net cash (used in) operating activities                                       (82,267)     (72,598)
                                                                              ---------    ---------


Cash flows from investing activities:
  Purchase of available for sale securities                                    (344,857)    (882,643)
  Proceeds from the sale of available for sale securities                       504,387      903,651
  Acquisition of property and equipment                                        (165,349)      (3,104)
                                                                              ---------    ---------
Net cash provided by (used in) investing activities                              (5,819)      17,904
                                                                              ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                                       --         (1,060)
                                                                              ---------    ---------
  Net cash (used in) financing activities                                          --         (1,060)
                                                                              ---------    ---------

(Decrease) in cash                                                              (88,086)     (55,754)
Cash and cash equivalents,
 beginning of year                                                              167,844      223,598
                                                                              ---------    ---------
Cash and cash equivalents,
 end of year                                                                  $  79,758    $ 167,844
                                                                              =========    =========

Supplemental cash flow information:
   Cash paid for interest                                                     $    --      $    --
                                                                              =========    =========
   Cash paid for income taxes                                                 $    --      $    --
                                                                              =========    =========


                          See accompanying notes to financial statements.

                                               18

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2005


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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $5,087 and $9,031 for the years ended August 31, 2005 and 2004.

Research and Development

Research and development is charged to operations as incurred.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R, Consolidation of Variable Interest Entities (FIN 46-R). FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently has no entities which require the application of FIN 46-R.

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) 151, Inventory Costs. SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, Inventory Pricing. Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of so abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

Note 2. Related Party Transactions

During 2005, the Company purchased its office building from a shareholder at a cost of $165,000, which the Company believed was the fair market value of the building.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2005.

Through August 31, 2005, the Company accrued an aggregate of $825,110 in unpaid salaries due to two officers.

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

Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $563,817 and fair market value of $561,386 at August 31, 2005, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time.

The gross realized gains (losses) on sales of available-for-sale securities were $21,623 and $(15,991) during the years ended August 31, 2005 and 2004. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $13,537 and $47,017 during the years ended August 31, 2005 and 2004, and totaled $2,431 at August 31, 2005.

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2005:

          Land and building                   $165,000
          Furniture and equipment              244,722
          Leasehold improvements                16,388
                                              --------
                                               426,110
          Less: accumulated depreciation       248,824
                                              --------
                                              $177,286
                                              ========

Depreciation charged to operations was $5,300 and $8,120 during the years ended August 31, 2005 and 2004.

Note 5. Note Payable

At August 31, 2005, the Company had an unsecured demand note payable due to a vendor in the principal amount of $5,200 with interest at 8% per annum.

Note 6. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.

Note 7. Concentration of Credit Risk/Major Customers

During the year ended August 31, 2005, the Company sales to a single customer that accounted for approximately 21% of its total sales. This customer was based in a foreign country.

At August 31, 2005, the Company has $47,275 on deposit in uninsured money market accounts.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $72,086 and $74,818 during the years ended August 31, 2005 and 2004.

Note 8. Grants

The Company received funds from grants for expense reimbursement aggregating $6,980 for the year ended August 31, 2004.

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

At August 31, 2005, the deferred tax asset related to the operating loss carryforwards of approximately $400,000 has been fully reserved. The change in the valuation allowance was approximately $47,000 during the year ended August 31, 2005.

At August 31, 2004, the Company had net operating loss carryforwards aggregating approximately $1,200,000, which expire from 2006 through 2025.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

            Year Ended August 31,
                                           2005    2004
                                           ----    ----

         Tax at federal statutory rates     34%      34%
         Operating loss carry forward      (34)     (34)
                                           ---      ---
                                            - %      - %
                                           ===      ===

Note 10. Stockholders' Equity

During September 2003 the Company issued an aggregate of 180,000 shares of common stock to officers and employees for services. These shares were valued at their fair market value of $36,000 and charged to operations during the year ended September 30, 2004.

During November 2004 the Company issued 25,000 shares of common stock to a third party for services. These shares were valued at their fair market value of $5,500 and charged to operations during the year ended September 30, 2005.

During November 2004 the Company elected to undergo a one for twenty reverse split of its common stock. All share and per share amounts have been restated to give effect to this split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act_), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2005, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended August 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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


--------------------------------------------------------------------------------

ITEM 8 B. OTHER INFORMATION

Not Applicable

                                    PART III
                                    --------

Item 9. Directors and Executive Officers of the Company
-------------------------------------------------------

The following persons are the executive officers and directors of the Company.

Name                             Age     Position with the Company
----                             ---     -------------------------

Mark Kane Goldstein, Ph.D.       67      Chairman of the Board, Vice-President
                                         and Secretary

H. S. Pennypacker, Ph.D.         68      President

Mary Bailey Sellers              57      Treasurer


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

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.

Item 10. Executive Compensation
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during the fiscal year ended August 31, 2005, to all executive officers of the Company as a group.

                    Cash Compensation Table
                    -----------------------

         A                        B                     C
---------------------------------------------------------------
Name of individual          Capacities in          Cash
or number of persons        which served           Compensation
in a group

All executive officers      All capacities         $64,380.
as a group
(three persons) (1)

(1) No executive officer of the Company received more than $40,000 in compensation during the fiscal year ended August 31, 2005

Dr. H. S. Pennypacker, Jr., President of the Company, and Dr. Mark Goldstein received partial compensation associated with their activities on the research grant during the 2004 fiscal year. In addition, $52,814 was accrued in salary for Dr. Pennypacker and $40,616 was accrued for Dr. Goldstein. Mary Sellers receives a salary of $40,000.00 per year.

Dr. Pennypacker and Dr. Goldstein received partial compensation associated with their activities on the research grant during the 2005 fiscal year.

     All directors receive reimbursement of expenses but no fees for serving as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth, as of August 31, 2005, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

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
930 N.W. 8th Avenue
Gainesville, Florida 32601

All Officers and Directors
as a group (1)(2)

----------
(1) All shares owned by Dr. Pennypacker are owned by himself and his wife as to which Dr. Pennypacker has shared investment and voting power.

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


Item 13. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

     (a) Exhibits

Exhibit
Number                              Description
------                              -----------

31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange A ct5 of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

(a)  The following documents are filed as part of this Report on Form 10-K.

     (1) Filed as an exhibit to this Annual Report on Form 10KSB

There were no reports on form 8-K to be disclosed for the year ended August 31, 2005

(b)  The following documents are filed as part of this Report of form 8-K


          Financial Statements             Pages 13 to 26


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

**Contained in Amendment No. 1 to the Company's registration statement on Form S-18 filed on November 13, 1982.

***Contained in Amendment No. 3 to the Company's registration statement on Form S-18 filed on November 9, 1982.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total approximately $12,000 for 2004 and 2005.

(b) Audit-Related Fees

During fiscal 2004 and 2005 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. For fiscal 2004 and 2005 we will pay $750.00.

(d) All Other Fees

During fiscal 2004 and 2005 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c)

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

                                          MAMMATECH CORPORATION
                                          ---------------------


                                          By: /s/ H. S. Pennypacker
                                          -------------------------------------
                                          H. S. Pennypacker, President

Date:  December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
---------
Position or Office                          Date
------------------                          ----



                                            December 14, 2005
------------------------------
Mark Kane Goldstein
Chairman of the Board


                                            December 14, 2005
------------------------------
H. S. Pennypacker
President and Director


                                            December 14, 2005
------------------------------
Mary Bailey Sellers
Treasurer