Form 10KSB/A
period 2005-08-31
MAMMATECH CORP
filed 2005-12-19
CIK 704366

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act) Yes |_| No |X|

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

--------------------------------------------------------------------------------

                              MAMMATECH CORPORATION
                                  FORM 10-KSB/A

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

Since September 11, 2001 domestic sales to US government agencies have been declining and formerly growing sales to US military installations have all but disappeared. To build sales in non-government sectors the company recently developed an expanded internet presence on Google's advertising network, Yahoo and MSN. Internet searches for "clinical breast exam" or "breast self-exam" now generate leading placement positions for MammaCare on these and other search engines. MammaCare breast models, clinical breast examination training and other products also enjoy improved placement in major search engines. As a result, the company's web site www.mammacare.com is attracting a growing audience. The Company also continued to market via direct mail and catalogue distribution and will expand that effort to a wider civilian audience.

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

Date:  December 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
---------
Position or Office                          Date
------------------                          ----



/s/  Mark Kane Goldstein                    December 19, 2005
------------------------------
Mark Kane Goldstein
Chairman of the Board


/s/  H. S. Pennypacker                      December 19, 2005
------------------------------
H. S. Pennypacker
President and Director


/s/  Mary Bailey Sellers                    December 19, 2005
------------------------------
Mary Bailey Sellers
Treasurer