Form 10QSB
period 2005-11-30
MAMMATECH CORP
filed 2006-01-23
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended:     November 30, 2005

Mammatech Corporation
(Exact name of registrant as specified in its charter)

Florida	0-11050	59-2181303
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation or organization)		Identification Number)

930 N.W. 8th Avenue, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip Code)

(352) 375-0607
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [ X ] No [   ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares outstanding on Nov. 30, 2005
5,227,625 shares of which
310,425 are treasury shares

TITLE OF EACH CLASS

Common stock $.0001 par value

Transitional Small Business Disclosure Format Yes [   ] No [ X ]

The total number of pages of this report is 14

Mammatech Corporation

INDEX

PART I
FINANCIAL INFORMATION	PA	GE
Item 1. Financial Statements
Balance Sheets for November 30, 2005	3
Statements of Operations for Three Months Ended Nov. 30, 2005 and Nov. 30, 2004	4
Statement of Cash Flow for the Three Months Ended Nov. 30, 2005 and Nov. 30, 2004	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	7
Item 3. Controls and Procedures	8
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	9
SIGNATURES	10
EXHIBITS

Mammatech Corporation
Balance Sheet
November 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash	$ 57,500
Accounts receivable - trade	39,699
Inventory	100,772

Total current assets	197,971

Property and equipment, at cost, net	175,909

Available for sale securities	564,036
Patents, trademarks and other intangibles, net	3,122

567,158

$ 941,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$ 5,200
Accounts payable and accrued expenses	33,007
Accounts payable and accrued salaries - officers	858,145

Total current liabilities	896,352

Stockholders' equity:
Common stock, $.0001 par value,
200,000,000 shares authorized, 5,227,625
shares issued and outstanding	523
Additional paid-in capital	2,862,206
Accumulated (deficit)	(2,659,922)

202,807
Treasury stock, at cost, 310,425 shares	(148,051)

54,756
Other comprehensive income:
Valuation allowance for marketable securities	(10,070)

44,686

$ 941,038

See accompanying notes to financial statements.

Mammatech Corporation
Statements of Comprehensive Operations
Three Months Ended November 30,
(Unaudited)

	2005	2004

Sales, net	$ 82,100	$ 73,920
Cost of sales	20,610	19,819

Gross profit	61,490	54,101

Selling, general and administrative expenses	93,193	111,443

(Loss) from operations	(31,703)	(57,342)

Other income and (expense):
Gain (loss) on sale of investment securities	--	2,401
Interest and dividend income	6,317	7,767

	6,317	10,168

(Loss) before income taxes	(25,386)	(47,174)
Provision for income taxes	--	--

Net (loss)	$ (25,386)	$ (47,174)

Basic and fully diluted earnings per share:
Net income (loss)	$ (0.00)	$ (0.01)

Weighted average shares outstanding	5,227,625	5,202,625

Net (loss)	$ (25,386)	$ (47,174)
Unrealized gain (loss) from investments net of
income taxes	(7,639)	43,415

Comprehensive (loss)	$ (33,025)	$ (3,759)

See accompanying notes to financial statements.

Mammatech Corporation
Statements of Cash Flows
Three Months Ended November 30,
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ (21,135)	$ (19,234)

Cash flows from investing activities:
Purchase of available for sale securities	--	(120,535)
Proceeds from the sale of available for sale securities	--	137,904
Acquisition of property and equipment	(1,123)	--

Net cash provided by (used in) investing activities	(1,123)	17,369

Cash flows from financing activities:
Repayment of note payable	--	--

Net cash (used in) financing activities	--	--

(Decrease) in cash and cash equivalents	(22,258)	(1,865)
Cash and cash equivalents,
beginning of period	79,758	167,844

Cash and cash equivalents,
end of period	$ 57,500	$ 165,979

See accompanying notes to financial statements.

MAMMATECH CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2005
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2005, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

(2)     Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)     Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.

(4)      Available For Sale Securities

Marketable securities consist of the following at November 30, 2005:

Mutual funds and equity securities with a fair market value of $564,036. The cost basis of these securities is $574,106.

The gross realized gains (losses) on sales of available-for-sale securities were $0 during the three months ended November 30, 2005. The unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders’ equity increased by $(7,639) during the three months ended November 30, 2005, and totaled $(10,070) at November 30, 2005.

During the three months ended November 30, 2005, the Company increased its investment in available for sale securities by $0 and realized net proceeds from the sale of available for sale securities of $0.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-QSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “Intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

     Results for the first quarter of Fiscal 2006 were mixed. Sales decreased by 4% over the previous quarter but increased by 11% compared to the first quarter of 2005. Operating costs of $93,193 represent a 16.4% decrease relative to the prior year quarter. The net loss of $25,386 is 46% less than the corresponding figure from a year ago.

     The Company trained 5 additional MammaCare Specialists during the quarter. Four of these were trained at the Oregon Health Sciences University facility. Coordinated marketing approaches are now being pursued emphasizing the geographical variety in training sites. The Company continues to pursue its strategy of establishing additional training sites both in the United States and abroad. Presently, the Company is in discussion with a prominent health care provider in the Midwest. There can be no assurance that these discussions will result in a new national site or that, if concluded, significant revenues will result.

During the quarter, eleven MammaCare BSE instructors were trained and certified in Germany and 5 MammaCare Clinical Breast Examiners were trained and certified in New Mexico.

     A major research project involving MammaCare BSE training was completed in Taiwan during the quarter. Preliminary analysis of the results indicates that Taiwanese women learn and retain the MammaCare method of BSE at a proficiency level comparable to that of published data for United States women.

     The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD is undergoing testing as part of Specialist training.

     With the exception of a small note to an unaffiliated supplier for a manufacturing facility, the Company remains debt free and has no immediate liquidity problems. The Company continues to seek an affiliation with a larger partner in the healthcare industry.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal quarter. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporatioin’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     None

Item 2.     Changes in securities

     None

Item  3.      Default upon senior securities

     None

Item  4.     Submissions of matters to a vote of securities holders

     None

Item  5.      Other information

     None

Item 6.      Exhibits and Reports on Form 8-K

     None

10-QSB

For the three months ended Nov. 30, 2005

Signatures

     Pursuant  to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:

MAMMATECH CORPORATION

BY: /s/ Henry S. Pennypacker President and Director

BY: /s/ Mary Sellers Treasurer and Chief Financial Officer