Form 10KSB/A
period 2005-08-31
MAMMATECH CORP
filed 2006-02-08
CIK 704366

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

Date:  February 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature
---------
Position or Office                          Date
------------------                          ----



/s/  Mark Kane Goldstein                    February 8, 2006
------------------------------
Mark Kane Goldstein
Chairman of the Board


/s/  H. S. Pennypacker                      February 8, 2006
------------------------------
H. S. Pennypacker
President and Director


/s/  Mary Bailey Sellers                    February 8, 2006
------------------------------
Mary Bailey Sellers
Treasurer