Form 10QSB/A
period 2005-11-30
MAMMATECH CORP
filed 2006-02-08
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A

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

10-QSB/A

For the three months ended Nov. 30, 2005

Signatures

     Pursuant  to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   February 8, 2006

MAMMATECH CORPORATION

BY: /s/ Henry S. Pennypacker President and Director

BY: /s/ Mary Sellers Treasurer and Chief Financial Officer