Form 10QSB
period 2006-02-28
MAMMATECH CORP
filed 2006-04-21
CIK 704366

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:            February 28, 2006
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

                Number of shares outstanding on February 28, 2006
                -------------------------------------------------

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

                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

                              Mammatech Corporation

                                      INDEX

--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Balance Sheet at February 28, 2006......................................3

     Statements of Operations for Three Months and Six Months
     Ended February 28, 2005 and February 28, 2006...........................4

     Statements of Cash Flows for the Six Months
     Ended February 28, 2005 and February 28, 2006...........................5

     Notes to Financial Statements for the Six Months
     Ended February 28, 2006.................................................6

     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations.........................7

     Item 3.  Controls and Procedures.......................................8


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................9

     SIGNATURES............................................................10

     EXHIBITS

                         Mammatech Corporation
                             Balance Sheet
                           February 28, 2006
                              (Unaudited)
                                 ASSETS
Current assets:
  Cash                                                              $   163,092
  Accounts receivable - trade                                            34,785
  Inventory                                                             106,594
                                                                    -----------
      Total current assets                                              304,471
                                                                    -----------

Property and equipment, at cost, net                                    173,684
                                                                    -----------

Available for sale securities                                           472,538
Patents, trademarks and other intangibles, net                            3,123
                                                                    -----------
                                                                        475,661

                                                                    $   953,816
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    34,823
  Accounts payable and accrued salaries - officers                      884,550
                                                                    -----------
      Total current liabilities                                         919,373
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,227,625
  shares issued and outstanding                                             523
 Additional paid-in capital                                           2,862,206
 Accumulated (deficit)                                               (2,681,996)
                                                                    -----------
                                                                        180,733
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                         32,682
Other comprehensive income:
 Unrealized gain on marketable securities                                 1,761
                                                                    -----------
                                                                         34,443

                                                                    $   953,816
                                                                    ===========


                 See accompanying notes to financial statements.


                                                     Mammatech Corporation
                                            Statements of Comprehensive Operations
                                   Three Months and Six Months Ended February 28, 2005 and 2006
                                                         (Unaudited)


                                                                         Three Months                          Six Months
                                                                         ------------                          ----------
                                                                  2005                2006               2005                2006
                                                                  ----                ----               ----               ----

Sales, net                                                     $    64,414        $    76,885        $   138,334        $   158,985
Cost of sales                                                       14,384             19,808             34,203             40,418
                                                               -----------        -----------        -----------        -----------
Gross profit                                                        50,030             57,077            104,131            118,567
                                                               -----------        -----------        -----------        -----------

Selling, general and administrative expenses                       110,688             95,663            222,131            188,856
                                                               -----------        -----------        -----------        -----------
(Loss) from operations                                             (60,658)           (38,586)          (118,000)           (70,289)
                                                               -----------        -----------        -----------        -----------

Other income and (expense):
  Gain on sale of investment securities                              4,338              1,636              6,739              1,636
  Interest and dividend income                                      11,101             14,877             18,868             21,194
                                                               -----------        -----------        -----------        -----------
                                                                    15,439             16,513             25,607             22,830
                                                               -----------        -----------        -----------        -----------

(Loss) before income taxes                                         (45,219)           (22,073)           (92,393)           (47,459)
Provision for income taxes                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net (loss)                                                     $   (45,219)       $   (22,073)       $   (92,393)       $   (47,459)
                                                               ===========        ===========        ===========        ===========

Basic and fully diluted earnings per share:
 Net (loss)                                                    $     (0.01)       $     (0.00)       $     (0.02)       $     (0.01)
                                                               ===========        ===========        ===========        ===========
 Weighted average shares outstanding                             5,202,625          5,227,625          5,202,625          5,227,625
                                                               ===========        ===========        ===========        ===========

  Net (loss)                                                   $   (45,219)       $   (22,073)       $   (92,393)       $   (47,459)
   Unrealized gain from investments, net of
    income taxes                                                    (4,763)            11,831             38,652              4,192
                                                               -----------        -----------        -----------        -----------
  Comprehensive (loss)                                         $   (49,982)       $   (10,242)       $   (53,741)       $   (43,267)
                                                               ===========        ===========        ===========        ===========


                                                     See accompanying notes to financial statements.





                                              Mammatech Corporation
                                            Statements of Cash Flows
                                   Six Months Ended February 28, 2005 and 2006
                                                   (Unaudited)


                                                                     2005                   2006
                                                                     ----                   ----

Cash flows from operating activities:
  Net cash (used in) operating activities                          $ (81,987)             $ (18,358)
                                                                   ---------              ---------

Cash flows from investing activities:
   Purchase of available for sale securities                        (120,535)                (9,330)
   Proceeds from the sale of available for sale securities           201,577                112,420
   Acquisition of property and equipment                                --                   (1,398)
                                                                   ---------              ---------
Net cash provided by investing activities                             81,042                101,692
                                                                   ---------              ---------

Cash flows from financing activities:
Net cash provided by (used in) financing activities                     --                     --
                                                                   ---------              ---------

Increase (decrease) in cash                                             (945)                83,334

Cash and cash equivalents,
 beginning of period                                                 167,844                 79,758
                                                                   ---------              ---------
Cash and cash equivalents,
 end of period                                                     $ 166,899              $ 163,092
                                                                   =========              =========



                                   See accompanying notes to financial statements.

                                                      5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                                   (UNAUDITED)

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

(4)      Available For Sale Securities

Marketable securities consist of the following at February 28, 2006:

Mutual funds and equity securities with a fair market value of $472,538. The cost basis of these securities is $470,777.

The gross realized gains on sales of available-for-sale securities were $1,636 during the six months ended February 28, 2006. The unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $4,192 during the six months ended February 28, 2006, and totaled $1,761 at February 28, 2006.

During the six months ended February 28, 2006,, the Company increased its investment in available for sale securities by $9,330 and realized net proceeds from the sale of available for sale securities of $112,420.

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


OVERVIEW

The results of the second quarter of Fiscal 2006 are mixed in comparison to both the previous quarter and the second quarter of 2005. Net sales increased by 58% over the same quarter 2005, but declined by 6.4% in comparison to the first quarter 2006. Similarly, gross profit increased by 135% compared to the year ago quarter but decreased by 7.2% compared to last quarter. Operating expense during the current quarter increased by 2.6% over the prior quarter and but decreased by 32.6% relative to the second quarter of 2005. The resulting net loss of $22,073 compares with a net loss of $103,378 produced during the second quarter of last year and is a 13% smaller loss than was sustained in the first quarter.

The six-month results show improvement over the same period of 2005. Sales revenues increased by 14.9% while operating expense decreased by 15% compared to the same period of the prior year. The net loss of $47,459 for the first half of the year compares favorably with the net loss of $92,393 during the comparable period of 2005.

As the data illustrate, the Company continues to experience a level of sales over the past several quarters that appears to result from a combination of economic factors arising in part from the fact that the country is at war. Orders by military customers, normally a substantial portion of the Company's business, were again virtually nonexistent in the second quarter. Similarly, sales to other governmental agencies continue to be greatly diminished.

The Company trained eleven MammaCare Specialists during the quarter, compared with five trained during the previous quarter. In addition, the Company trained and certified eight individuals as MammaCare Clinical Breast Examiners and 19 MammaCare BSE instructors. All of the latter were trained in the German MammaCare Training Center. The Clinical Breast Examiners were trained in the New Mexico facility while the Specialists were trained in both the Florida and Oregon Centers. Thus, the Company's strategy of broadening the geographic availability of its advanced training is beginning to show results.

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

                                            MAMMATECH CORPORATION



DATE: April 19, 2006                        BY: /s/ Henry S. Pennypacker
                                            ----------------------------
                                            Henry S. Pennypacker, President
                                            and Director


                                            BY: /s/ Mary Sellers
                                            --------------------
                                            Mary Sellers, Treasurer and
                                            Chief Financial Officer