Form 10QSB
period 2006-05-31
MAMMATECH CORP
filed 2006-07-20
CIK 704366

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:            May 31, 2006
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

                  Number of shares outstanding on May 31, 2006
                  --------------------------------------------

                            5,227,625 shares of which
                           310,426 are treasury shares

                              TITLE OF EACH CLASS
                              -------------------
                         Common stock $.0001 par value

                              Mammatech Corporation

                                      INDEX

--------------------------------------------------------------------------------

PART I.

     FINANCIAL INFORMATION                                             PAGE NO.


     Item 1.  Financial Statements

     Balance Sheet at May 31, 2006...........................................3

     Statements of Operations for Three Months and Nine Months
     Ended May 31, 2005 and May 31, 2006.....................................4

     Statements of Cash Flows for the Nine Months
     Ended May 28, 2005 and May 28, 2006.....................................5

     Notes to Financial Statements for the Nine Months
     Ended May 31, 2006......................................................6

     Item 2.  Management's Discussion and Analysis of
     Financial Conditions and Results of Operations..........................7

     Item 3.  Controls and Procedures........................................9


PART II.     OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K..............................10

     SIGNATURES.............................................................11

     EXHIBITS

                              Mammatech Corporation
                                  Balance Sheet
                                  May 31, 2006
                                   (Unaudited)

               ASSETS

Current assets:
  Cash                                                              $    10,826
  Accounts receivable - trade                                            32,486
  Inventory                                                             104,993
                                                                    -----------
      Total current assets                                              148,305
                                                                    -----------

Property and equipment, net                                             297,204
                                                                    -----------

Available for sale securities                                           496,339
Patents, trademarks and other intangibles, net                            3,123
                                                                    -----------
                                                                        499,462
                                                                    -----------

                                                                    $   944,971
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $    31,565
  Accounts payable and accrued salaries - officers                      910,955
                                                                    -----------
      Total current liabilities                                         942,520
                                                                    -----------

Stockholders' equity:
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,227,625
  shares issued and outstanding                                             523
 Additional paid-in capital                                           2,862,206
 Accumulated (deficit)                                               (2,727,894)
                                                                    -----------
                                                                        134,835
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                        (13,216)
Other comprehensive income:
 Unrealized gain on marketable securities                                15,667
                                                                    -----------
                                                                          2,451
                                                                    -----------

                                                                    $   944,971
                                                                    ===========


                 See accompanying notes to financial statements.


                                           Mammatech Corporation
                                  Statements of Comprehensive Operations
                         Three Months and Nine Months Ended May 31, 2005 and 2006
                                                (Unaudited)

                                                            Three Months                   Nine Months
                                                            ------------                   -----------
                                                         2005           2006           2005           2006
                                                     -----------    -----------    -----------    -----------
Sales, net                                           $    68,930    $    84,666    $   207,264    $   243,651
Cost of sales                                             16,956         17,436         51,159         57,854
                                                     -----------    -----------    -----------    -----------
Gross profit                                              51,974         67,230        156,105        185,797
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses              87,181        106,117        309,312        294,973
                                                     -----------    -----------    -----------    -----------
(Loss) from operations                                   (35,207)       (38,887)      (153,207)      (109,176)
                                                     -----------    -----------    -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities             6,357        (12,647)        13,096        (11,011)
  Interest and dividend income                             6,770          5,636         25,638         26,830
                                                     -----------    -----------    -----------    -----------
                                                          13,127         (7,011)        38,734         15,819
                                                     -----------    -----------    -----------    -----------

(Loss) before income taxes                               (22,080)       (45,898)      (114,473)       (93,357)
Provision for income taxes                                  --             --             --             --
                                                     -----------    -----------    -----------    -----------
Net (loss)                                           $   (22,080)   $   (45,898)   $  (114,473)   $   (93,357)
                                                     ===========    ===========    ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.00)   $     (0.01)   $     (0.02)   $     (0.02)
                                                     ===========    ===========    ===========    ===========
 Weighted average shares outstanding                   5,202,625      5,227,625      5,202,625      5,227,625
                                                     ===========    ===========    ===========    ===========

  Net (loss)                                         $   (22,080)   $   (45,898)   $  (114,473)   $   (93,357)
   Unrealized gain (loss) from investments, net of
    income taxes                                         (32,976)        13,906          5,676         18,098
                                                     -----------    -----------    -----------    -----------
  Comprehensive (loss)                               $   (55,056)   $   (31,992)   $  (108,797)   $   (75,259)
                                                     ===========    ===========    ===========    ===========


                                       See accompanying notes to financial statements.


                               Mammatech Corporation
                             Statements of Cash Flows
                      Nine Months Ended May 31, 2005 and 2006
                                    (Unaudited)

                                                                2005         2006
                                                             ---------    ---------

Cash flows from operating activities:
  Net cash (used in) operating activities                    $(104,590)   $ (59,502)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                  (203,297)     (26,220)
   Proceeds from the sale of available for sale securities     379,017      146,708
   Acquisition of property and equipment                      (165,000)    (129,918)
                                                             ---------    ---------
Net cash provided by (used in) investing activities             10,720       (9,430)
                                                             ---------    ---------

Cash flows from financing activities:
   Repayment of note payable                                      --           --
                                                             ---------    ---------
Net cash (used in) financing activities                           --           --
                                                             ---------    ---------

(Decrease) in cash                                             (93,870)     (68,932)
Cash and cash equivalents,
 beginning of period                                           167,844       79,758
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  73,974    $  10,826
                                                             =========    =========


                  See accompanying notes to financial statements.

                                       5

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2006
                                   (UNAUDITED)

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

(4)      Available For Sale Securities

Marketable securities consist of the following at May 31, 2006:

Mutual funds and equity securities with a fair market value of $496,339. The cost basis of these securities is $480,672.

The gross realized losses on sales of available-for-sale securities were $11,011 during the nine months ended May 31, 2006. The unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $18,098 during the nine months ended May 31, 2006, and totaled $15,667 at May 31, 2006.

During the nine months ended May 31, 2006, the Company increased its investment in available for sale securities by $26,220 and realized net proceeds from the sale of available for sale securities of $146,708.

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


OVERVIEW

Results for the third quarter of Fiscal 2006 were encouraging. Net sales increased by 10.1% in comparison to the previous quarter and 22.8% relative to the third quarter of the prior year. These gains reflect increased training activity that the Company has experienced during this fiscal year. The operating loss of $38,887 is 10% greater than in the prior year and up 1% from the previous quarter. The Company continues to observe that the negative operating income is partly a reflection of the continuing hiatus in orders from the Company's regular military and other federal customers since the war in Iraq began. The net loss of $45,898 also reflects, in part, the purchase of a new manufacturing facility (see below).

The nine month sales figures are also encouraging. Net sales increased by 17.6% compared to last year. The Company's nine month operating costs were 28.7% lower than the similar period last year.

During the quarter, the Company trained 15 new MammaCare Specialists, and added 18 certified MammaCare BSE instructors to the ranks in Germany. The Company also trained and certified two new MammaCare Clinical Breast Examiners. These individuals will function in a new MammaCare Training Center that will be operated by Alexion Brothers Hospital Network in Elk Grove, IL. The agreement between the Company and this organization was completed during the quarter and training of the management staff began.

During the quarter, the Company purchased for cash a new manufacturing facility closer to the Company's headquarters building. All of the Company's manufacturing equipment has been installed in the new facility and, at the time of this writing, production has been substantially restored to the previous level.

The Company also devoted substantial effort to development of an on-line version of its clinical breast examination training program. This product is not yet complete, but when combined with the Company's computer-based training and evaluation system, may add substantially to the Company's penetration of the market for professional training in breast examination.

The Company remains debt free and has no immediate liquidity problems. It continues to seek an affiliation in the preventive health care industry that can add value to the company's recognized technologies for early breast cancer detection.

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

                                            MAMMATECH CORPORATION



DATE: July 20, 2006                        BY: /s/ Henry S. Pennypacker
                                            ----------------------------
                                            Henry S. Pennypacker, President
                                            and Director


                                            BY: /s/ Mary Sellers
                                            --------------------
                                            Mary Sellers, Treasurer and
                                            Chief Financial Officer