Form 10KSB
period 2006-08-31
MAMMATECH CORP
filed 2006-12-15
CIK 704366

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] Annual Report Pursuant To Section 13 Or 15(D) Of The
                         Securities Exchange Act Of 1934

                    For the fiscal year ended August 31, 2006

             [ ] Transition Report Under Section 13 Or 15(D) Of The
                         Securities Exchange Act Of 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11050

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Securities registered under Section 12(b) of the Exchange Act:   NOT APPLICABLE
                                                                 --------------

Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK
                                                                  ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $343,456

State the aggregate market value of the company's common stock held by nonaffiliates as of December 14, 2006: $269,599

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,123,700 Shares of Common Stock as of December 14, 2006

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX

PART I

Item 1.   Description Of Business.                                            3

Item 2.   Description Of Property.                                            9

Item 3.   Legal Proceedings.                                                  9

Item 4.   Submission Of Matters To A Vote Of Security Holders.                9


PART II


Item 5.   Market For Common Equity And Related Stockholder Matters.           10

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.          11

Item 7.   Financial Statements.                                               13

Item 8.   Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure.                                           27

Item 8A   Controls And Procedures                                             27

Item 8B   Other Information                                                   27


PART III


Item 9.    Directors, Executive Officers, Promoters And Control Persons;
              Compliance With Section 16(A) Of The Exchange Act               28

Item 10.  Executive Compensation                                              29

Item 11.  Security Ownership Of Certain Beneficial Owners And Management      29

Item 12.  Certain Relationships And Related Transactions                      30

Item 13.  Exhibits                                                            30

Item 14.  Principal Accountant and Services.                                  31

Signatures                                                                    32

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

     Early in 1989, the Company introduced a companion product called the MammaCare Personal Learning System. It contains a single breast model, a 45-min. video tape which teaches the same skills as the videotape in the Professional System but with reference to the single model, and assorted printed matter. This System is being marketed directly to women and was described in the August 1989 issue of Redbook and the July-August 1991 issue of the East West Journal. The Company is presently evaluating consumer response to this product and expects to develop additional marketing strategies for it in the coming year. The MammaCare Personal Learning System is sold for $79.50, making it affordable and convenient for working women and others who are unable to schedule and keep appointments with health care providers. It is also discounted to readers of Family Circle and other publications in the lay press that feature MammaCare periodically in the editorial content of their health sections.

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

TRADEMARKS
----------

     The following chart depicts the trademarks and copyrights owned by the
Company:

------------------------------------------------------------------------------------
Type of Mark       Mark                        Registration Number   Status
------------------------------------------------------------------------------------
U.S. Trademark     The MammaCare Method &      1,288,296             Issued 7/31/84
                   Design
U.S. trademark     The Mammatech Corporation   1,305,388             Issued 11/13/84
U.S. Trademark     MammaKit                    1,317,844             Issued 2/5/85
U.S. Trademark     MammaTrainer & Design       1,310,897             Issued 12/25/84
U.S. Trademark     MammaTest & Design          1,303,689             Issued 11/6/84
U.S. Trademark     M & Design                  1,310,918             Issued 12/25/84
U.S. Trademark     Hand Design                 1,357,256             Issued 8/27/85
U.S. Trademark     MammaCare                   1,445,641             Issued 6/30/87


COPYRIGHTS
----------

-------------------------------------------------------------------------------------------------
Type                   Name                          Registration Number   Effective for:
-------------------------------------------------------------------------------------------------
Advertising Brochure   What Am I Supposed to Feel?   TX1-199-545           75 years from 9/29/83
Test Form              MammaTest                     TX1-234-492           75 years from 12/14/83
Instructional Manual   The MammaCare Method          TX1-259-524           75 years from 12/29/83


                                       8

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

     The Company's executive offices and MammaCare Center are located at 930 NW 8th Avenue, Gainesville, Florida. The Company's offices are approximately 2,700 square feet. These facilities are adequate for the Company's current business operations.

     At the close of the fiscal year, the Company owned a completely equipped modular factory unit that was housed within a building owned by RTS Laboratories, Inc. (a non-affiliated organization located in Alachua, Florida). That facility has been replaced by a company-owned building located in Gainesville, Florida. RTS Laboratories continues to supply personnel and manufactures the Company's models under contract, using the Company's facility, materials, and equipment.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable.

PART II
-------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED SHAREHOLDER MATTERS
----------------------------------------------------------------------------

     A. Market Information. The Company's common stock is quoted in the Over-the-Counter Bulletin Board. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ.

     The following information concerning the National Quotation Bureau price of the Company's common stock has been received from NASDAQ and the National Quotation Bureau.

            September 1, 2004 to August 31, 2005       High*       Low*
            ------------------------------------       -----       ----

                  First Quarter                        $.120       $.120
                  Second Quarter                       $.220       $.220
                  Third Quarter                        $.145       $.145
                  Fourth Quarter                       $.300       $.300


            September 1, 2005 to August 31, 2006       High*       Low*
            ------------------------------------       -----       ----

                  First Quarter                        $.255       $.235
                  Second Quarter                       $.200       $.200
                  Third Quarter                        $.185       $.185
                  Fourth Quarter                       $.130       $.130

               *The source of the high and low closing sales price information is Bigcharts.com and can be found at www.marketwatch.com.


     B. Holders of Common Stock. As of August 31, 2006, there were approximately 3,800 record holders of the Company's common stock with 5,427,625 shares issued, of which 303,925 shares are treasury stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

Summary of Consolidated Statements of Operations
------------------------------------------------

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2006          2005
                                           --------      --------
Revenues from Operations                    343,456       292,863
Net Income (Loss)                          (185,250)     (139,295)
Income (Loss) per Common Share                (0.04)        (0.03)

Summary of Consolidated Balance Sheet
-------------------------------------

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2006          2005
                                            -------       -------
Total Assets                                944,907       941,250
Total Liabilities                           995,100       863,809
Shareholder's Equity (deficit)              (50,193)       77,701

During these periods, no cash dividends were declared or paid.


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

OVERVIEW

Sales for 2006 increased by 17% over the previous year although German sales decreased by 24%. A small market has emerged in Japan. Canadian sales, though small, continued at a steady level. The Company's operating expense increased by 7.7% compared to 2005. The operating loss of $206,088 is disappointing and is 7.2% larger than in 2005. The Company's net loss for the year is also greater than last year by 33%.

Since September 11, 2001 domestic sales to US government and federally supported state agencies have steadily declined and formerly growing sales to US military installations have all but disappeared. To build sales in non-government sectors the company recently developed an expanded internet presence on Google's advertising network, Yahoo and MSN. Internet searches for "clinical breast exam" or "breast examination" continue to generate leading placement positions for

MammaCare on these and other search engines. MammaCare breast models, clinical breast examination training and other products also enjoy improved placement in major search engines. As a result, the company's web site www.mammacare.com is attracting a growing audience. The Company also continued to market via direct mail and catalogue distribution and is expanding that effort to a wider civilian audience.

The company's business model is changing as it licenses universities and medical institutions to deliver MammaCare training and certification. The company recently began offering its intensive one-day CBE training program to health providers in New Mexico through the New Mexico Breast and Cervical Cancer Early Detection Program (BCCDP) (see www.mammacare.com ). This program leads to certification in the MammaCare Method of Clinical Breast Examination. It is taught by two New Mexico based MammaCare Specialists who received extensive training at Mammatech's National Training Center in Gainesville. At this writing, 29 individuals have completed the New Mexico program in the San Juan Regional Medical Center in Farmington, NM. and their evaluations have been excellent. The western MammaCare center at Oregon Health Sciences University
(OHSU) has relocated in Salem Oregon. The Company has entered an agreement with the Alexian Brothers Medical Center in Elk Grove, IL which will result in a new MammaCare Center in a major Midwestern market.

The emphasis on clinical breast examination evident in the medical literature continued to grow during the current fiscal year. As a result, the demand for professional training in MammaCare is increasing. During the year, the Company trained 36 new MammaCare Specialists of whom 14 were trained in the center at Oregon Health Sciences University.

The Company continues to benefit from its association with a German medical products development and distribution company. Although German sales slowed this year, the company believes this decline is temporary and expects that German sales will advance in the forthcoming fiscal year. The sales and distribution agreement provides a German health care products organization with exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products. A total of 57 German MammaCare BSE instructors were trained and certified during the current year.

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

During the year, the Company purchased a facility in which to house its manufacturing operations, thus ending a relationship of long duration with an unaffiliated supplier. At the time of this writing, the new facility is functioning normally.

Liquidity
---------

At the close of the 2006 fiscal year, the Company's assets totaled $944,907 compared to $941,520 at the close of 2005. The Company has sufficient liquid assets to meet current and foreseeable obligations. The Company expects a substantially increased R&D budget supporting development of an advanced computer assisted training system to make demands on its capital in the coming year.

The Company continues to support its operations solely on the basis of operating revenues and is debt free but for its note for $6,260 to an unaffiliated supplier for its manufacturing facility. This note has been retired as of the date of this report. The Company's principal goal remains to make MammaCare available to all women at risk for breast cancer through affiliations with capable organizations in the health care industry.

Capital Resources
-----------------

The Company has no material commitment for capital expenditures except for expanding R&D costs and there are no known trends in its capital resources.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2006, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years ended August 31, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2006, and the results of its operations, and its cash flows for the years ended August 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
December 6, 2006

                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2006


                      ASSETS
                      ------
Current assets:
  Cash                                                              $    23,707
  Accounts receivable - trade                                            61,281
  Inventory                                                              87,384
                                                                    -----------
      Total current assets                                              172,372
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $248,824                                  292,369
                                                                    -----------

Available for sale securities                                           477,044
Other assets                                                              3,122
                                                                    -----------
                                                                        480,166
                                                                    -----------

                                                                    $   944,907
                                                                    ===========
       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

Current liabilities:
  Note payable                                                      $     5,200
  Accounts payable and accrued expenses                                  52,541
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                           930,729
                                                                    -----------
      Total current liabilities                                         995,100
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625
  issued and 5,123,700 outstanding                                          543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,819,796)
                                                                    -----------
                                                                         76,933
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------
                                                                        (71,118)
Other comprehensive income:
 Valuation allowance for marketable securities                           20,925
                                                                    -----------
                                                                        (50,193)
                                                                    -----------

                                                                    $   944,907
                                                                    ===========


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2005 and 2006

                                                         2005           2006
                                                     -----------    -----------

Sales, net                                           $   292,863    $   343,456
Cost of sales                                             77,774        110,975
                                                     -----------    -----------
Gross profit                                             215,089        232,481

Selling, general and administrative expenses             407,407        438,569
                                                     -----------    -----------
(Loss) from operations                                  (192,318)      (206,088)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities            21,623        (11,011)
  Interest and dividend income                            31,400         31,849
                                                     -----------    -----------
                                                          53,023         20,838
                                                     -----------    -----------

(Loss) before income taxes                              (139,295)      (185,250)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net (loss)                                           $  (139,295)   $  (185,250)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.03)   $     (0.04)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,223,458      5,244,292
                                                     ===========    ===========


  Net (loss)                                         $  (139,295)   $  (185,250)
   Unrealized gain from investments, net of
    income taxes                                          13,537         23,356
                                                     -----------    -----------
  Comprehensive (loss)                               $  (125,758)   $  (161,894)
                                                     ===========    ===========


                 See accompanying notes to financial statements.


                                                      Mammatech Corporation
                                              Statement of Stockholders' (Deficit)
                                              Years Ended August 31, 2005 and 2006

                                                                                          Valuation
                                                             Additional                   Allowance
                                  Common                      Paid-in      Treasury    for Marketable   Accumulated
                                  Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, August 31, 2004          5,202,625   $       520   $ 2,856,709   $  (148,051)   $   (15,968)   $(2,495,251)   $   197,959

Increase in market value of
  securities                           --            --            --            --           13,537           --           13,537

Issuance of common shares for
  services                           25,000             3         5,497          --             --             --            5,500

Net (loss) for the year                --            --            --            --             --         (139,295)      (139,295)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance August 31, 2005           5,227,625           523     2,862,206      (148,051)        (2,431)    (2,634,546)        77,701

Increase in market value of
  securities                           --            --            --            --           23,356           --           23,356

Issuance of common shares for
  services                          200,000            20        33,980          --             --             --           34,000

Net (loss) for the year                --            --            --            --             --         (185,250)      (185,250)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance August 31, 2006           5,427,625   $       543   $ 2,896,186   $  (148,051)   $    20,925    $(2,819,796)   $   (50,193)
                                ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                         See accompanying notes to financial statements.


                                      Mammatech Corporation
                                    Statements of Cash Flows
                              Years Ended August 31, 2005 and 2006

                                                                               2005         2006
                                                                            ---------    ---------

Net (loss)                                                                  $(139,295)   $(185,250)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                 5,300       15,000
  Common stock issued for services                                              5,500       34,000
  Realized (gain) on marketable securities                                    (21,623)     (11,011)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, trade                             8,064      (43,600)
  (Increase) decrease in inventory                                            (22,747)      14,903
  Decrease in other assets                                                      1,000         --
  Increase (decrease) in accounts payable and accrued salaries - officers      95,251      105,609
  Increase (decrease) in accounts payable and accrued expenses                (13,717)      25,672
                                                                            ---------    ---------
  Net cash (used in) operating activities                                     (82,267)     (44,677)
                                                                            ---------    ---------


Cash flows from investing activities:
  Purchase of available for sale securities                                  (344,857)     (27,999)
  Proceeds from the sale of available for sale securities                     504,387      146,708
  Acquisition of property and equipment                                      (165,349)    (130,083)
                                                                            ---------    ---------
Net cash (used in) investing activities                                        (5,819)     (11,374)
                                                                            ---------    ---------

Cash flows from financing activities:
  Net cash (used in) financing activities                                        --           --
                                                                            ---------    ---------

(Decrease) in cash                                                            (88,086)     (56,051)
Cash and cash equivalents,
 beginning of year                                                            167,844       79,758
                                                                            ---------    ---------
Cash and cash equivalents,
 end of year                                                                $  79,758    $  23,707
                                                                            =========    =========

Supplemental cash flow information:
  Cash paid for interest                                                    $    --      $    --
                                                                            =========    =========
  Cash paid for income taxes                                                $    --      $    --
                                                                            =========    =========




                         See accompanying notes to financial statements.

                                              17

                              Mammatech Corporation
                          Notes to Financial Statements
                                 August 31, 2006


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

In March 2006 the Company purchased a manufacturing facility for $119,000.00.

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

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, and accruals and notes payable. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, marketable securities and accounts receivable, trade.

Stock-based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123(R), which requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments.

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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $5,087 and $3,351 for the years ended August 31, 2005 and 2006.

Research and Development

Research and development is charged to operations as incurred.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending August 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140"

This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year that beginning September 1, 2007.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending August 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

Note 2. Related Party Transactions

In May 2005, the Company purchased an office building from a shareholder at a cost of $165,000, which the Company believed was the fair market value of the building.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2006.

Through August 31, 2006, the Company accrued an aggregate of $930,729 in unpaid salaries due to two officers.

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

Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $456,119 and fair market value of $477,044 at August 31, 2006, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time. The proceeds from the sale of marketable securities were $504,387 and $146,708 during the years ended August 31, 2005 and 2006.

The gross realized gains (losses) on sales of available-for-sale securities were $21,623 and $(11,011) during the years ended August 31, 2005 and 2006. The adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $13,537 and $23,356 during the years ended August 31, 2005 and 2006, and totaled $20,925 at August 31, 2006.

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2006:

     Land and building                          $293,520
     Furniture and equipment                     246,285
     Leasehold improvements                       16,388
                                                --------
                                                 556,193
     Less: accumulated depreciation              263,824
                                                --------
                                                $292,369
                                                ========

Depreciation charged to operations was $5,300 and $15,000 during the years ended August 31, 2005 and 2006.

Note 5. Note Payable

At August 31, 2006, the Company had an unsecured demand note payable due to a vendor of $5,200 with interest at 8% per annum.

Note 6. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.

Note 7. Concentration of Credit Risk/Major Customers

During the years ended August 31, 2005 and 2006, the Company sales to a single customer that accounted for approximately 21% and 14% of its total sales. This customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $72,086 and $61,868.53 during the years ended August 31, 2005 and 2006.

Note 8. Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The principal differences between the net losses for income tax purposes and book purposes results from accrued officer salaries and common shares issued for services.

At August 31, 2006, the deferred tax asset related to the operating loss carryforwards of approximately $400,000 has been fully reserved. The change in the valuation allowance was approximately $16,000 during the year ended August 31, 2006.

At August 31, 2006, the Company had net operating loss carryforwards aggregating approximately $1,200,000, which expire from 2007 through 2026.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                  Year Ended August 31,
                                     2005     2006
                                     ----     ----

   Tax at federal statutory rates     34%      34%
   Operating loss carry forward       (34)     (34)
                                      ---      ---
                                       - %      - %
                                      ===      ===

Note 9. Stockholders' (Deficit)

During November 2004 the Company issued 25,000 shares of common stock to a third party for services. These shares were valued at their fair market value of $5,500 and charged to operations during the year ended August 31, 2005.

During November 2004 the Company elected to undergo a one for twenty reverse split of its common stock. All share and per share amounts have been restated to give effect to this split.

During August 2006 the Company issued an aggregate of 200,000 shares of common stock to employees for services. These shares were valued at their fair market value of $34,000 and charged to operations during the year ended August 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2005, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



ITEM 8 B. OTHER INFORMATION
---------------------------

Not Applicable

PART III
--------

ITEM 9. DIRECTORS, EXUCUTIVE OFFICERS, PROMOTERS AND OCNTROL PEROSNS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The following persons are the executive officers and directors of the Company.

Name                         Age    Position with the Company
----                         ---    -------------------------

Mark Kane Goldstein, Ph.D.   68     Chairman of the Board, Vice President,
                                    Secretary, Director

Henry S. Pennypacker, Ph.D.  69     President, Chief Executive Officer, Director

Mary Bailey Sellers          58     Treasurer, Chief Financial Officer, Director


All directors serve until the next annual meeting of shareholders. There is currently one vacancy on the Board of Directors.

Mark Kane Goldstein
-------------------

     Mark Kane Goldstein, Ph.D., is Chairman of the Board, Vice President, Secretary and Director of the Company. Dr. Goldstein directs and advises the Company on fiscal and policy matters and directs research on product development. From 1971 until July, 1982, Dr. Goldstein was employed by the U.S. Veterans Administration, Gainesville, Florida, as a research scientist. During this same period, Dr. Goldstein also was an Associate Professor/Research Scientist at the University of Florida, Gainesville, Florida, and continues as Co-Director of its Center for Ambulatory Studies.

     From 1978 through May, 1984, Dr. Goldstein was a member of the City Commission of Gainesville, Florida including 1980-81 when he served a one-year term as Mayor.

     Dr. Goldstein received a B.A. in 1961 from Muhlenberg College, an M.A. in 1962 from Columbia University and a Ph.D. in 1971 from Cornell University. All Degrees were in Psychology.

Henry S. Pennypacker, Ph.D.
---------------------------

     Henry S. Pennypacker, Jr., Ph.D., is President, Chief Executive Officer and Director of the Company. He is currently employed as President of the Company and as Professor Emeritus of Psychology at the University of Florida. He was the acting Chairman of the Department of Psychology from June 1969 to 1970 and prior thereto was an Associate Professor and Assistant Professor. In May 1998, Dr. Pennypacker retired from the University but continues to teach on a part-time basis.

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

Mary Bailey Sellers
-------------------

     Mary Bailey Sellers has been employed as Chief Financial Officer by the Company since September 1985. She was appointed Treasurer and elected Director in August 1986. From April 1978 through November 1984, she was employed by Barnett Bank of Alachua County, N.A., and a predecessor bank as Vice President commercial loans. Mrs. Sellers devoted her time to her family from December 1984 through August 1985.

     Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.

ITEM 10. EXUCUTIVE COMPENSATION
-------------------------------

     The following table sets forth the cash remuneration paid or accrued by the Company during three fiscal years each ending August 31, to all executive officers of the Company.

                             Cash Compensation Table

----------------------------------------------------------------------------
Name                 Year     Salary     Accrued Salary     Restricted Stock
                                             Award
----------------------------------------------------------------------------
Mark Kane            2006     $16,264      $48,736               $0
Goldstein            2005     $16,264      $48,736               $0
                     2004     $16,264      $48,736               $0
----------------------------------------------------------------------------
Henry S.             2006      $8,124      $56,876               $0
Pennypacker          2005      $8,124      $56,876               $0
                     2004      $8,124      $56,876               $0
----------------------------------------------------------------------------
Mary B.              2006     $41,000      $0                    $17,000(1)
Sellers              2005     $40,000      $0                    $1,800  (2)
                     2004     $42,500      $0                    $0
----------------------------------------------------------------------------

(1)  Value of stock consisting of 100,000 shares of our common stock
(2)  Value of stock consisting of 15,000 shares of our common stock


     Each of the officers received a portion of their salaries in 2004 from a National Institute of Health grant titled: Breast Self-Examination for Disabled Women. Based on their activities associated with the grant, Dr. Henry S. Pennypacker received $2,031.00, Dr. Mark K. Goldstein received $4,063.00, and Mrs. Mary B. Sellers received $2,500.00.

     All directors receive reimbursement of expenses but no fees for serving as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT
----------------------------------------------------------------------

     The following table sets forth, as of August 31, 2006, the number of shares of common stock owned both of record and beneficially by (I) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                      Shares of         Percentage of
                                     Stock Owned      Outstanding Shares
                                     -----------      ------------------

Mark Kane Goldstein, Ph.D. (2)        1,225,800             22.6%
930 N.W. 8th Avenue
Gainesville, Florida 32601

Henry S. Pennypacker, Ph.D.           1,365,000             25.2%
930 N.W. 8th Avenue (1)(2)
Gainesville, Florida 32601

Mary Bailey Sellers                     115,000             2.12%
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


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

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

There were no reports on form 8-K to be disclosed for the year ended August 31, 2006

(b)  The following documents are filed as part of this Report of form 8-K


          Financial Statements             Pages 13 to 26


(c)  Exhibit Index: None


3         Articles of Incorporation*

3.1       Articles of Amendment to Articles of Incorporation*

3.2       By-Laws*

3.3       Amendments to By-Laws*

4         Warrants*

10.1      Patent Assignment Agreements*

10.2      Henry S. Pennypacker Assignment*

10.3      Mark Kane Goldstein Assignment*

*Contained in the Company's registration statement of Form S-18 filed in October 27, 1982.

**Contained in Amendment No. 1 to the Company's registration statement on Form S-18 filed on November 13, 1982.

***Contained in Amendment No. 3 to the Company's registration statement on Form S-18 filed on November 9, 1982.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total approximately $12,000 for 2006.

(b) Audit-Related Fees

During fiscal 2005 and 2006 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. For fiscal 2005 and 2006 we will pay $750.00.

(d) All Other Fees

During fiscal 2005 and 2006 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c)

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


                              MAMMATECH CORPORATION
                              ---------------------

By: /s/ Henry S. Pennypacker
----------------------------
Henry S. Pennypacker, President,
Chief Executive Officer, Director

Date: December 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        December 15, 2006
-------------------------      Vice President, Secretary,
Mark Kane Goldstein            Director


/s/ Henry S. Pennypacker       President, Chief Executive    December 15, 2006
-------------------------      Officer, Director
Henry S. Pennypacker


/s/ Mary Bailey Sellers        Treasurer, Chief Financial    December 15, 2006
-------------------------      Officer, Director
Mary Bailey Sellers