Form 10QSB
period 2006-11-30
MAMMATECH CORP
filed 2007-01-12
CIK 704366

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended:     November 30, 2006

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

Number of shares outstanding on Nov. 30, 2006
5,123,700 shares of which
303,925 are treasury shares

TITLE OF EACH CLASS

Common stock $.0001 par value

Transitional Small Business Disclosure Format Yes [   ] No [ X ]

Mammatech Corporation

INDEX

PART I
FINANCIAL INFORMATION	PA	GE
Item 1. Financial Statements
Balance Sheets for November 30, 2006	3
Statements of Operations for Three Months Ended Nov. 30, 2006 and Nov. 30, 2005	4
Statement of Cash Flow for the Three Months Ended Nov. 30, 2006 and Nov. 30, 2005	5
Notes to Financial Statements for the Quarter Ended Nov. 30, 2006	6
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	7
Item 3. Controls and Procedures	8
PART II OTHER INFORMATION	8
Item 6. Exhibits and Reports on Form 8-K	9
SIGNATURES	10
EXHIBITS

Mammatech Corporation
Balance Sheet
November 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$ 83,481
Accounts receivable - trade	47,825
Inventory	80,716

Total current assets	212,022

Property and equipment, at cost, net	287,369

Available for sale securities	457,480
Patents, trademarks and other intangibles, net	4,072

461,552

$ 960,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 57,580
Accounts payable and accrued salaries - officers	963,764

Total current liabilities	1,021,344

Stockholders' equity:
Common stock, $.0001 par value,
200,000,000 shares authorized, 5,427,625
shares issued and outstanding	543
Additional paid-in capital	2,896,186
Accumulated (deficit)	(2,853,358)

43,371
Treasury stock, at cost, 310,425 shares	(148,051)
(104,680)

Other comprehensive income:
Unrealized gain on marketable securities	44,279
(60,401)

$ 960,943

See accompanying notes to financial statements.

Mammatech Corporation
Statements of Comprehensive Operations
Three Months Ended November 30,
(Unaudited)

	2006	2005
Sales, net	$ 105,308	$ 82,100
Cost of sales	27,668	20,610

Gross profit	77,640	61,490

Selling, general and administrative expenses	111,361	93,193

(Loss) from operations	(33,721)	(31,703)

Other income and (expense):
Gain (loss) on sale of investment securities	(4,228)	—
Interest and dividend income	4,388	6,317
	160	6,317

(Loss) before income taxes	(33,561)	(25,386)
Provision for income taxes	—	—

Net (loss)	$ (33,561)	$ (25,386)

Basic and fully diluted earnings per share:
Net income (loss)	$ (0.01)	$ (0.00)

Weighted average shares outstanding	5,427,625	5,227,625

Net (loss)	$ (33,561)	$ (25,386)
Unrealized gain (loss) from investments net of
income taxes	23,354	(7,639)

Comprehensive (loss)	$ (10,207)	$ (33,025)

See accompanying notes to financial statements.

Mammatech Corporation
Statements of Cash Flows
Three Months Ended November 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$ 20,047	$ (21,135)

Cash flows from investing activities:
Purchase of available for sale securities	(76,278)	—
Proceeds from the sale of available for sale securities	116,005	—
Acquisition of property and equipment	—	(1,123)

Net cash provided by (used in) investing activities	39,727	(1,123)

Cash flows from financing activities:
Net cash (used in) financing activities	—	—

(Decrease) in cash and cash equivalents	59,774	(22,258)
Cash and cash equivalents,
beginning of period	23,707	79,758

Cash and cash equivalents,
end of period	$ 83,481	$ 57,500

See accompanying notes to financial statements.

MAMMATECH CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2006, and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

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

(4) Available For Sale Securities

Marketable securities consist of the following at November 30, 2006:

Mutual funds and equity securities with a fair market value of $457,480. The cost basis of these securities is $413,201.

The gross realized losses on sales of available-for-sale securities were $4,228 during the three months ended November 30, 2006. The unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders’ equity increased by $23,354 during the three months ended November 30, 2006, and totaled $44,279 at November 30, 2006.

During the three months ended November 30, 2006, the Company increased its investment in available for sale securities by $76,278 and realized net proceeds from the sale of available for sale securities of $116,005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION FOR MAMMATECH CORPORATION

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

OVERVIEW

Results for the first quarter of Fiscal 2007 were mixed. Sales increased by 5.5% over the previous quarter and by 28.3% compared to the first quarter of 2005. Operating costs of $111,361 represent a 19.5% increase relative to the prior year quarter. The net loss of $33,561 is 32.2% greater than the corresponding figure from a year ago.

During the quarter, the Company trained and certified 6 MammaCare Specialists, 10 MammaCare Clinical Breast Examiners and 34 MammaCare BSE Instructors. The BSE Instructors were trained and certified by the company's German affiliate.

The Company is pursuing its strategy of establishing additional training sites both in the United States and abroad. The Company concluded negotiations with Alexian Brothers Hospital Network in Elk Grove Village, IL and a MammaCare Training Center was opened in that location in December. There can be no assurance, however, that significant revenues will result from this operation.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the quarter, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of Specialist training.

The Company has no immediate liquidity problems. The Company continues to seek an affiliation with a larger partner in the healthcare industry.

Item 3.    Controls and Procedures

  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal quarter. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

          None

Item 2.     Changes in securities

          None

Item  3.      Default upon senior securities

          None

Item  4.     Submissions of matters to a vote of securities holders

          None

Item  5.      Other information

          None

Item 6.      Exhibits and Reports on Form 8-K

          None

MAMMATECH CORPORATION

BY: /s/ Henry S. Pennypacker President, Chief Executive Officer and and Director

BY: /s/ Mary Sellers Treasurer, Chief Financial Officer and Director