Form 10QSB
period 2007-02-28
MAMMATECH CORP
filed 2007-04-11
CIK 704366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: February 28, 2007

                         Commission File Number: 0-11050


                              MAMMATECH CORPORATION
                              ---------------------
               (Exact name of registrant as specified in charter)


           Florida                                         59-2181303
           -------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 930 N.W. 8th Avenue, Gainesville, Florida 32601
                 -----------------------------------------------
              (Address of principal executive offices and zip code)


                                 (352) 375-0607
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                          ----------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of April 10, 2007, there were 5,123,700 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Balance Sheet as of February 28, 2007 (unaudited)                   1

           Statements of Operations for the three and six
           month periods ended February 28, 2007 and 2006 (unaudited)          2

           Statements of Cash Flows for the six month
           periods ended February 28, 2007 and 2006  (unaudited)               3

           Notes to Financial Statements (unaudited)                           4


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  5


       Item 3.  Controls and Procedures                                        8


PART II.      OTHER INFORMATION

       Item 1.  Legal Proceedings                                              9
       Item 2.  Changes in Securities and Use of Proceeds                      9
       Item 3.  Defaults upon Senior Securities                                9
       Item 4.  Submission of Matters to a Vote of Security Holders            9
       Item 5.  Other information                                              9
       Item 6.  Exhibits and Reports on Form 8-K                               9

           Signatures                                                         10

           Certifications
                    Exhibits 31.1 and 31.2                                 11-12
                    Exhibits 32.1 and 32.2                                 13-14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Mammatech Corporation
                                  Balance Sheet
                                February 28, 2007
                                   (Unaudited)

ASSETS
Current assets:
  Cash                                                              $    80,845
  Accounts receivable - trade                                            23,565
  Inventory                                                              86,132
                                                                    -----------
      Total current assets                                              190,542
                                                                    -----------

Property and equipment, at cost, net                                    283,873
                                                                    -----------

Available for sale securities                                           470,477
Other assets                                                              4,072
                                                                    -----------
                                                                        474,549
                                                                    -----------
TOTAL ASSETS                                                        $   948,964
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                             $    25,917
  Accounts payable and accrued salaries - officers                      990,169
                                                                    -----------
      Total current liabilities                                       1,016,086
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  5,123,700 outstanding                                                     543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,864,079)
                                                                    -----------
                                                                         32,650
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                       (115,401)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                         48,279
                                                                    -----------
                                                                        (67,122)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   948,964
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                                           Mammatech Corporation
                                  Statements of Comprehensive Operations
                      Three Months and Six Months Ended February 28, 2006 and 2007
                                                (Unaudited)

                                                         Three Months                  Six Months
                                                         ------------                  ----------
                                                     2006           2007           2006           2007
                                                 -----------    -----------    -----------    -----------

Sales, net                                       $    76,885    $    76,647    $   158,985    $   181,955
Cost of sales                                         19,808         12,864         40,418         40,532
                                                 -----------    -----------    -----------    -----------
Gross profit                                          57,077         63,783        118,567        141,423
                                                 -----------    -----------    -----------    -----------


Selling, general and administrative expenses          95,663         81,946        188,856        193,307
                                                 -----------    -----------    -----------    -----------
(Loss) from operations                               (38,586)       (18,163)       (70,289)       (51,884)
                                                 -----------    -----------    -----------    -----------


Other income and (expense):
  Gain (loss) on sale of investment securities         1,636           --            1,636         (4,228)
  Interest and dividend income                        14,877          7,443         21,194         11,831
                                                 -----------    -----------    -----------    -----------
                                                      16,513          7,443         22,830          7,603
                                                 -----------    -----------    -----------    -----------


(Loss) before income taxes                           (22,073)       (10,720)       (47,459)       (44,281)
Provision for income taxes                              --             --             --             --
                                                 -----------    -----------    -----------    -----------
Net (loss)                                       $   (22,073)   $   (10,720)   $   (47,459)   $   (44,281)
                                                 ===========    ===========    ===========    ===========


Basic and fully diluted earnings per share:
 Net (loss)                                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                 ===========    ===========    ===========    ===========
 Weighted average shares                           5,227,625      5,427,625      5,227,625      5,427,625
                                                 ===========    ===========    ===========    ===========


  Net (loss)                                     $   (22,073)   $   (10,720)   $   (47,459)   $   (44,281)
   Unrealized gain from investments, net of
    income taxes                                      11,831          4,000          4,192         27,354
                                                 -----------    -----------    -----------    -----------
  Comprehensive (loss)                           $   (10,242)   $    (6,720)   $   (43,267)   $   (16,927)
                                                 ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of these financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                   Six Months Ended February 28, 2006 and 2007
                                   (Unaudited)

                                                                2007         2006
                                                             ---------    ---------

Cash flows from operating activities:
   Net cash provided by (used in) operating activities       $  26,408    $ (18,358)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                   (85,275)      (9,330)
   Proceeds from the sale of available for sale securities     116,005      112,420
   Acquisition of property and equipment                          --         (1,398)
                                                             ---------    ---------
Net cash provided by investing activities                       30,730      101,692
                                                             ---------    ---------

Cash flows from financing activities:
Net cash peovided by (used in) financing activities               --           --
                                                             ---------    ---------

Increase (decrease) in cash                                     57,138       83,334

Cash and cash equivalents,
 beginning of period                                            23,707       79,758
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  80,845    $ 163,092
                                                             =========    =========



   The accompanying notes are an integral part of these financial statements.

                                        3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (UNAUDITED)


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

(4)  Available For Sale Securities

Marketable securities at February 28, 2007 consisted of mutual funds and equity securities with a fair market value of $470,477. The cost basis of these securities is $422,198. The gross realized losses on sales of available-for-sale securities were $4,228 during the six months ended February 28, 2007. The unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $27,354 during the six months ended February 28, 2007, and totaled $48,279 at February 28, 2007. During the six months ended February 28, 2007, the Company increased its investment in available for sale securities by $85,275 and realized net proceeds from the sale of available for sale securities of $116,005.

(5)  Grants

The Company accounts for funds received under grants for cost reimbursement as a reduction in the related costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

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

Company Background

The Company is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life-like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm. to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness," that characterizes most breast tissue.

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

The Company's primary marketing strategy is designed to encourage sales through physicians, hospitals and diagnostic centers. Under this marketing approach, health care providers purchase the MammaCare Professional Learning System directly from the Company. The Company does not generate any revenues from the use of the Learning System by women, and the Company's sole revenues come from sales of MammaCare System and any accompanying training.

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

A patient may purchase the practice kit portion of the MammaCare System for continued monthly reinforcement of her skills. Patients may view the videotape either in their homes or in the provider's facility. In either case, a patient should have her proficiency reviewed by a physician or certified MammaCare Specialist.

By obtaining the MammaCare System from their own providers, patients are assured of receiving the full quality of MammaCare without the inconvenience and expense of a lengthy clinic visit. Further, it is anticipated that the cost of MammaCare to the public will be lower than historical prices charged for clinical services. However, while the Company has made providers aware of the need to keep the price of MammaCare reasonable, the providers are free to charge whatever fee they deem appropriate for the use of the MammaCare System. In light of the fact that most health insurance policies do not reimburse patients for any portion of their MammaCare expenses, no assurance can be given that the physicians will set prices low enough to attract patients.

To date, there are over 1,000 physicians, hospitals and diagnostic centers throughout the United States providing the Learning System to women. No assurances can be given that the Company's marketing approach will be successful. For the Company to achieve profitability, MammaCare must be provided to an ever increasing number of women.

Recent Developments

During the first six months of the 2007 fiscal year, the Company trained and certified 10 MammaCare Specialists, 26 MammaCare Clinical Breast Examiners and 77 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital Network, discussed below.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad. The Company concluded negotiations with Alexian Brothers Hospital Network in Elk Grove Village, IL, and a MammaCare Training Center was opened in that location in December. There can be no assurance, however, that significant revenues will result from this operation.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the first six months of fiscal 2007, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended February 28, 2007 and 2006
-----------------------------------------------------------

The Company's net sales were $76,647 for the three months ended February 28, 2007 compared to $76,885 during the three months ended February 28, 2006, a slight decline. Gross profit for the three months ended February 28, 2007 and 2006 was $63,783 and $57,077, respectively, an increase of approximately 11.7% from the prior period. Gross profit margin for the three months ended February 28, 2007 and 2006 was 83.2% and 74.2%, respectively.

Selling, general and administrative expenses declined from $95,663 for the three months ended February 28, 2006 to $81,946 for the three months ended February 28, 2007. This decline was primarily related to the Company's receipt of approximately $29,900 in grant funding to support development of its PAD system during the three months ended February 28, 2007. This grant funding was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the three months ended February 28, 2007 and 2006 was ($18,613) and ($38,586), respectively, a decline of approximately 52.9% from the prior period.

Net loss declined from ($22,073) for the three months ended February 28, 2006 to ($10,720) for the three months ended February 28, 2007. This decline was primarily related to the Company's grant funding in the three months ended February 28, 2007, which was offset by a decrease in interest and dividend income from $14,877 in the three months ended February 28, 2006 to $7,443 in the three months ended February 28, 2007.

Comparison of Six Months Ended February 28, 2007 and 2006
---------------------------------------------------------

The Company's net sales were $181,955 for the six months ended February 28, 2007 compared to $158,985 during the six months ended February 28, 2006, an increase of approximately 14.4% from the prior period. Gross profit for the six months ended February 28, 2007 and 2006 was $141,423 and $118,567, respectively, an increase of approximately 19.3% from the prior period. The increase in gross profit for the six months ended February 28, 2007 was related primarily to the increased sales in the period. Gross profit margin for the six months ended February 28, 2007 and 2006 was 77.7% and 74.6%, respectively.

Selling, general and administrative expenses increased from $188,856 for the six months ended February 28, 2006 to $193,307 for the six months ended February 28, 2007. Loss from operations for the six months ended February 28, 2007 and 2006 was ($51,884) and ($70,289), respectively, a decline of approximately 26.1% from the prior period.

Net loss declined from ($47,459) for the six months ended February 28, 2006 to ($44,281) for the six months ended February 28, 2007. This decline was primarily related to the Company's grant funding in the six months ended February 28, 2007, which was offset by a decrease in interest and dividend income from $21,194 in the six months ended February 28, 2006 to $11,831 in the three months ended February 28, 2007.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At February 28, 2007, the Company had cash on hand of $80,845 and marketable securities of $470,477. However, at February 28, 2007, the Company has accounts payable and accrued salaries owing to its officers of $990,169.

The Company intends to use its capital resources to fund its product development and to expand distribution. The Company believes these capital resources are sufficient to allow the Company to attract potential interest from a strategic partner and to make it an attractive candidate for grant funding from public and private sources. However, there can be no assurance these capital resources will be sufficient to allow the Company to implement its marketing strategies or to become profitable.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal quarter. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).


          (b)   Reports on Form 8-K

                None

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MAMMATECH CORPORATION



Date:   April 11, 2007                     By:   /s/ Henry S. Pennypacker
                                                 -------------------------------
                                                 Henry S. Pennypacker, CEO



Date:   April 11, 2007                     By:   /s/ Mary Sellers
                                                 -------------------
                                                 Mary Sellers, CFO and Treasurer