Form 10QSB
period 2007-05-31
MAMMATECH CORP
filed 2007-07-03
CIK 704366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: May 31, 2007

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

                                       N/A
                                       ---
          (Former Name or Former Address, if Changed Since Last Report)

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

As of June 22, 2007, there were 5,123,700 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Balance Sheet as of May 31, 2007 (unaudited)                      1


           Statements of Operations for the three and nine
           month periods ended May 31, 2007 and 2006 (unaudited)             2


           Statements of Cash Flows for the nine month
           periods ended May 31, 2007 and 2006  (unaudited)                  3


           Notes to Financial Statements (unaudited)                         4


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              5


       Item 3.    Controls and Procedures                                    8


PART II.   OTHER INFORMATION

       Item 1.    Legal Proceedings                                          9
       Item 2.    Changes in Securities and Use of Proceeds                  9
       Item 3.    Defaults upon Senior Securities                            9
       Item 4.    Submission of Matters to a Vote of Security Holders        9
       Item 5.    Other information                                          9
       Item 6.    Exhibits and Reports on Form 8-K                           9

           Signatures                                                       10

           Certifications
                  Exhibits 31.1 and 31.2                                   11-12
                  Exhibits 32.1 and 32.2                                   13-14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Mammatech Corporation
                                  Balance Sheet
                                  May 31, 2007
                                   (Unaudited)

ASSETS
Current assets:
  Cash                                                              $   313,274
  Accounts receivable - trade                                            43,743
  Inventory                                                              77,432
                                                                    -----------
      Total current assets                                              434,449
                                                                    -----------

Property and equipment, at cost, net                                    284,955
                                                                    -----------

Available for sale securities                                           247,470
Other assets                                                              4,072
                                                                    -----------
                                                                        251,542
                                                                    -----------
TOTAL ASSETS                                                        $   970,946
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                             $    42,982
  Accounts payable and accrued salaries - officers                    1,016,574
                                                                    -----------
      Total current liabilities                                       1,059,556
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  5,123,700 outstanding                                                     512
 Additional paid-in capital                                           2,896,217
 Accumulated (deficit)                                               (2,854,833)
                                                                    -----------
                                                                         41,896
 Treasury stock, at cost, 310,425 shares                               (148,051)
                                                                    -----------
                                                                       (106,155)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                         17,545
                                                                    -----------
                                                                        (88,610)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   970,946
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.


                                             Mammatech Corporation
                                    Statements of Comprehensive Operations
                           Three Months and Nine Months Ended May 31, 2006 and 2007
                                                  (Unaudited)

                                                            Three Months                   Nine Months
                                                     --------------------------    --------------------------
                                                         2006           2007           2006           2007
                                                     -----------    -----------    -----------    -----------

Sales, net                                           $    84,666    $   123,108    $   243,651    $   305,063
Cost of sales                                             17,436         45,712         57,854         86,244
                                                     -----------    -----------    -----------    -----------
Gross profit                                              67,230         77,396        185,797        218,819
                                                     -----------    -----------    -----------    -----------


Selling, general and administrative expenses             106,117        112,335        294,973        305,642
                                                     -----------    -----------    -----------    -----------
(Loss) from operations                                   (38,887)       (34,939)      (109,176)       (86,823)
                                                     -----------    -----------    -----------    -----------


Other income and (expense):
  Gain (loss) on sale of investment securities           (12,647)        37,216        (11,011)        32,988
  Interest and dividend income                             5,636          6,969         26,830         18,800
                                                     -----------    -----------    -----------    -----------
                                                          (7,011)        44,185         15,819         51,788
                                                     -----------    -----------    -----------    -----------


Income (loss) before income taxes                        (45,898)         9,246        (93,357)       (35,035)
Provision for income taxes                                  --             --             --             --
                                                     -----------    -----------    -----------    -----------
Net income (loss)                                    $   (45,898)   $     9,246    $   (93,357)   $   (35,035)
                                                     ===========    ===========    ===========    ===========


Basic and fully diluted earnings per share:
 Net income (loss)                                   $     (0.01)   $      0.00    $     (0.02)   $     (0.01)
                                                     ===========    ===========    ===========    ===========
 Weighted average shares                               5,227,625      5,427,625      5,227,625      5,427,625
                                                     ===========    ===========    ===========    ===========


  Net income (loss)                                  $   (45,898)   $     9,246    $   (93,357)   $   (35,035)
   Unrealized gain (loss) from investments, net of
    income taxes                                          13,906        (30,734)        18,098         (3,380)
                                                     -----------    -----------    -----------    -----------
  Comprehensive (loss)                               $   (31,992)   $   (21,488)   $   (75,259)   $   (38,415)
                                                     ===========    ===========    ===========    ===========


                  The accompanying notes are an integral part of these financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                     Nine Months Ended May 31, 2006 and 2007
                                   (Unaudited)

                                                                2006         2007
                                                             ---------    ---------

Cash flows from operating activities:
  Net cash provided by (used in) operating activities        $ (59,502)   $  26,681
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                   (26,220)    (147,434)
   Proceeds from the sale of available for sale securities     146,708      410,320
   Acquisition of property and equipment                      (129,918)        --
                                                             ---------    ---------
Net cash provided by (used in) investing activities             (9,430)     262,886
                                                             ---------    ---------

Cash flows from financing activities:
Net cash provided by (used in) financing activities               --           --
                                                             ---------    ---------

Increase (decrease) in cash                                    (68,932)     289,567

Cash and cash equivalents,
 beginning of period                                            79,758       23,707
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  10,826    $ 313,274
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                                        3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (UNAUDITED)

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

(4)  Available For Sale Securities

Marketable securities at May 31, 2007 consisted of mutual funds and equity securities with a fair market value of $247,470. The cost basis of these securities is $229,925. The gross realized gains on sales of available-for-sale securities were $32,988 during the nine months ended May 31, 2007. The unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $3,380 during the nine months ended May 31, 2007, and totaled $17,545 at May 31, 2007. During the nine months ended May 31, 2007, the Company increased its investment in available for sale securities by $147,434 and realized net proceeds from the sale of available for sale securities of $410,320.

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

Recent Developments

During the first nine months of the 2007 fiscal year, the Company trained and certified 17 MammaCare Specialists, 36 MammaCare Clinical Breast Examiners and 122 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital Network, discussed below.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad. The Company concluded negotiations with Alexian Brothers Hospital Network in Elk Grove Village, IL, and a MammaCare Training Center was opened in that location in December 2006. There can be no assurance, however, that significant revenues will result from this operation.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the first nine months of fiscal 2007, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended May 31, 2007 and 2006
------------------------------------------------------

The Company's net sales were $84,666 for the three months ended May 31, 2006 compared to $123,108 during the three months ended May 31, 2007, an increase of approximately 45% from the prior period. Gross profit for the three months ended May 31, 2007 and 2006 was $77,396 and $67,230, respectively, an increase of approximately 15% from the prior period. Gross profit margin for the three months ended May 31, 2007 and 2006 was 63% and 79%, respectively.

Selling, general and administrative expenses increased from $106,117 for the three months ended May 31, 2006 to $112,335 for the three months ended May 31, 2007. During the three months ended May 31, 2007, grant funding totaling approximately $43,000 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the three months ended May 31, 2007 and 2006 was ($34,939) and ($38,887), respectively, a decrease of approximately 10% from the prior period.

The Company had net loss of ($45,898) for the three months ended May 31, 2006 and net income of $9,246 for the three months ended May 31, 2007. This change was primarily related to gains of approximately $37,216 realized on the sale of investment securities during the current period, compared to a loss of approximately $12,647 on the sale of investment securities in the prior period.

Comparison of Nine Months Ended May 31, 2007 and 2006
-----------------------------------------------------

The Company's net sales were $305,063 for the nine months ended May 31, 2007 compared to $243,651 during the nine months ended May 31, 2006, an increase of approximately 25% from the prior period. Gross profit for the nine months ended May 31, 2007 and 2006 was $218,819 and $185,797 respectively, an increase of approximately 18% from the prior period. The increase in gross profit for the nine months ended May 31, 2007 was related primarily to the increased sales in the period. Gross profit margin for the nine months ended May 31, 2007 and 2006 was 72% and 76%, respectively. The increase in net sales can be attributed primarily to increased spending of grant monies by the Company's customers, the additional training and product requirements for Alexian Brothers and additional interest in the Company's products.

Selling, general and administrative expenses increased from $294,973 for the nine months ended May 31, 2006 to $305,642 for the nine months ended May 31, 2007. During the nine months ended May 31, 2007, grant funding totaling approximately $73,000 was recorded as a reduction of selling, general and administrative expenses. Increased selling, general and administrative expenses for the current period was primarily the result of additional research and development costs for PAD device and costs associated with the Alexian Brothers program. Loss from operations for the nine months ended May 31, 2007 and 2006 was ($86,823) and ($109,176), respectively, a decline of approximately 20% from the prior period.

Net loss declined from ($93,357) for the nine months ended May 31, 2006 to ($35,035) for the nine months ended May 31, 2007. This decline was primarily related to gains of approximately $32,988 realized on the sale of investment securities during the current period, compared to a loss of approximately $11,011 on the sale of investment securities in the prior period.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At May 31, 2007, the Company had cash on hand of $313,274 and marketable securities of $247,470. During the nine months ended May 31, 2007, the Company increased its investment in available for sale securities by $147,434 and realized net proceeds from the sale of available for sale securities of $410,320. At May 31, 2007, the Company has accounts payable and accrued salaries owing to its officers of $1,016,574.

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


                                             MAMMATECH CORPORATION



Date:   July 2, 2007                         By: /s/ Henry S. Pennypacker
                                                 ---------------------------
                                                 Henry S. Pennypacker, CEO



Date:   July 2, 2007                         By: /s/ Mary Sellers
                                                 ---------------------------
                                                 Mary Sellers, CFO and Treasurer