Form 10KSB
period 2007-08-31
MAMMATECH CORP
filed 2007-11-29
CIK 704366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant To Section 13 or 15(D) Of The
                         Securities Exchange Act Of 1934

                    For the fiscal year ended August 31, 2007

             [ ] Transition Report under Section 13 or 15(D) Of The
                         Securities Exchange Act Of 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11050

                              MAMMATECH CORPORATION
                              ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $408,114

State the aggregate market value of the company's common stock held by non-affiliates as of November 13, 2007 (based on a closing bid price of $0.07 per share): $169,250

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,123,700 Shares of Common Stock outstanding as of November 13, 2007

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX



PART I



Item 1.   Description Of Business.                                             1

Item 2.   Description Of Property.                                             4

Item 3.   Legal Proceedings.                                                   4

Item 4.   Submission Of Matters To A Vote Of Security Holders.                 4

PART II

Item 5.   Market For Common Equity And Related Stockholder Matters.            5

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.           5

Item 7.   Financial Statements.                                                6

Item 8.   Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure.                                           17

Item 8A   Controls And Procedures                                             17

Item 8B   Other Information                                                   17

PART III

Item 9.   Directors, Executive Officers, Promoters And Control Persons;
              Compliance With Section 16(A) Of The Exchange Act               18

Item 10.  Executive Compensation                                              21

Item 11.  Security Ownership Of Certain Beneficial Owners And Management      22

Item 12.  Certain Relationships And Related Transactions                      22

Item 13.  Exhibits                                                            23

Item 14.  Principal Accountant and Services.                                  23

Signatures                                                                    24

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

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

Although the examiner can never determine by feel alone whether a lump is benign or malignant, detection of tumors in the size range simulated by the models is important to early diagnosis of malignancies. Thus, the Company believes that by training women to palpate the breast model (and their own breasts) properly, the MammaCare System will lead to earlier detection of breast cancer and thus reduce morbidity and mortality due to this disease.

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

RECENT DEVELOPMENTS

During the year ended August 31, 2007, the Company trained and certified 19 MammaCare Specialists, 41 MammaCare Clinical Breast Examiners and 136 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate (see below) and the Company's new relationship with Alexian Brothers Hospital Network, also discussed below.

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

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the year ended August 31, 2007, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

MANUAL BREAST EXAMINATION

Manual palpation has been and remains the most widely used method for detection of breast cancer in all stages of development. The breast is an ideal organ for physical examination because of the external location, coupled with the softness of the tissue and its hard backing. The earlier breast cancer is detected, diagnosed and treated, the greater the chances are for arrest of the condition. Published studies of breast pathology have shown that more than 50% of all cancerous tumors of the breast are potentially discoverable by manual examination conducted by a properly trained person. Even though women themselves remain the primary discoverers of breast cancer, several reports show that breast self examination is not widely practiced. Consequently, most breast cancers are initially detected at a relatively advanced stage with metastasis having already occurred. The average size tumor that women present to their physicians is about 3.5 cm. (over one inch) in diameter. Treatment often requires a radical mastectomy (an extensive surgical procedure which includes removal of the breast, underlying muscle and axillary lymph nodes) followed by a course of radiation treatment and/or chemotherapy. On the other hand, if the disease is initially detected while the primary tumor is small (<1.0 cm) and no lymph nodes are involved, treatment often involves only removal of the tumor and a margin of surrounding healthy tissue. Thereafter, a course of radiation treatment is often prescribed as a precautionary measure.

In research conducted at the University of Florida under the direction of the Company's management, together with a third individual, more than 445 women were taught to detect tumors in the model ranging from 2 to 10 mm. As a result of this training, 33 of these women (7.4%) discovered suspicious masses and were referred to physicians. This percentage is comparable to that expected from screening procedures involving mammography and clinical examination.

The research was conducted at the University's Center for Ambulatory Studies. Except for a National Cancer Institute grant made directly to the University in 1977 and one small direct University grant, the research was not directly sponsored by the University; instead, it was concluded at the University's facilities under the supervision of the Company's management(and a third person) as part of their normal faculty research duties. The University released its rights to this research.

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

TRAINING MODELS AND TRAINING

The Company's basic training models are a life-like model of a human female breast. Its covering is a thin silicone membrane which simulates human skin. The interior of the model, also made of silicone, closely simulates that of a mature female breast with respect to granular, glandular, adipose and connective tissue. Implanted within the model are simulated tumors consisting of extruded polymers whose firmness matches that of excised tumors. The model is manufactured in different degrees of firmness and nodularity in order to offer the trainee a model which closely resembles her own breast.

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

COMPANY CENTER

The Company's Center is located in Gainesville, Florida. This Center serves three important functions. It is the national training center established to provide training for all licensees, physicians, nurses, and Company personnel who are engaged in offering MammaCare to the public. Another function of this Center is to package and ship MammaCare Systems. Finally, this facility serves as a research center permitting the Company to undertake marketing and product development research.

As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need breast self examination, the Company has developed three training programs at the Gainesville Center. The first is a comprehensive, four-day training program leading to certification as a MammaCare Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare System of performing and teaching manual breast examination.

The second training program leads to an Associate certificate. It is a three-day training session for health care professionals which enable them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a trained MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.

The third training program was recently introduced during the current year and leads to certification of proficiency in the MammaCare Method of Clinical Breast Examination. The course lasts one day and a half and can be offered by MammaCare Specialists who have undergone additional training.

In order to meet demand arising primarily in Germany but also occurring in the United States, the Company has developed over the past two years a MammaCare BSE Instructor Course. This course, if offered by specially trained MammaCare Specialists, qualifies the successful participant to provide to members of the general public instruction in the MammaCare method of breast self-examination.

MARKETING

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

The Company has also an established relationship with a distributor in Germany who has translated the materials into German and is establishing a presence throughout Europe. The Company continues to benefit from its association with a German medical products development and distribution company. Although German sales slowed this year, the company believes this decline is temporary and expects that German sales will advance in the forthcoming fiscal year. The sales and distribution agreement provides a German health care products organization with exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products. A total of 107 German MammaCare BSE instructors were trained and certified during the year ended August 31, 2007, bringing the total number of trained German MammaCare BSE instructors to 454.

The Company has also developed a web site (www.mammacare.com) and markets its products and services through that medium.

Finally, the Company has recently begun a program of MammaCare Training Centers at major medical and nursing schools. Training is offered at these institutions and resulting data are shared with the Company. In cases where trainees meet established standards of proficiency, Certificates signed by the Company and the participating institution are awarded.

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

Other institutions and organizations who have conducted or are conducting research involving MammaCare include Johns Hopkins University, the Fred Hutchinson Cancer Center, the University of California at San Diego, the University of Oregon, the University of Arkansas, the University of Vermont, the State University of New York at Stony Brook, the Harvard Community Health Plan, the University of Cincinnati, the University of Indiana, the Fox Chase Cancer Center, Northwestern University, the University of West Virginia,
U.S.Healthcare, and the Mayo Clinic.

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

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the year ended August 31, 2007, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. A proposal for a Phase II grant has been submitted and is under review. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

PATENTS, TRADEMARKS AND COPYRIGHTS

The MammaCare System was invented by seven people, including the Company's two principle shareholders, as part of research activities conducted at the University of Florida. Subject to royalties payable to four of the co-inventors over the life of the patent, the Company owns all rights to and is entitled to receive all revenues from the System. The original patents have now expired so no further royalties are due.

The Company owns a number of trademarks and copyrights with respect to the name MAMMACARE and its products and services.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's executive offices and MammaCare Center are located at 930 NW 8th Avenue, Gainesville, Florida. The Company's offices are approximately 2,700 square feet. These facilities are adequate for the Company's current business operations. The Company purchased this office facilities from a shareholder in May 2005.

In April 2006, the Company purchased a facility in Gainesville, Florida in which to house its manufacturing operations, thus ending a relationship of long duration with an unaffiliated supplier. The supplier continues to supply personnel and manufactures the Company's models under contract, using the Company's facility, materials, and equipment.


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

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

            September 1, 2005 to August 31, 2006       High*       Low*
            ------------------------------------       -----       ----


                  First Quarter                        $.255       $.235
                  Second Quarter                       $.200       $.200
                  Third Quarter                        $.185       $.185
                  Fourth Quarter                       $.130       $.130


            September 1, 2006 to August 31, 2007       High*       Low*
            ------------------------------------       -----       ----

                  First Quarter                        $.130       $.060
                  Second Quarter                       $.120       $.075
                  Third Quarter                        $.110       $.068
                  Fourth Quarter                       $.080       $.070

         *The source of the high and low closing sales price information is Bigcharts.com and can be found at www.marketwatch.com.


As of August 31, 2007, the Company believes there are approximately 3,800 record and beneficial holders of the Company's common stock with 5,427,625 shares issued, of which 303,925 shares are treasury stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

Summary of Statements of Comprehensive Operations

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2006          2007
                                             ----          ----

Revenues from Operations                    343,456       408,114
Net Income (Loss)                          (185,250)      (74,332)
Income (Loss) per Common Share                (0.04)        (0.01)

Summary of Comprehensive Balance Sheet

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2006          2007
                                             ----          ----

Total Assets                                944,907        929,270
Total Liabilities                           995,100      1,079,735
Shareholder's Equity (deficit)              (50,193)      (150,465)

During these periods, no cash dividends were declared or paid.


Results of Operations

Cautionary factors that may affect future results: The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Annual Report on Form 10-KSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Annual Report, including the risk factors accompanying this Annual Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Comparison of Fiscal Year Ended August 31, 2006 and 2007

The Company's net sales were $408,114 for the year ended August 31, 2007 compared to $343,456 during the year ended August 31, 2006, an increase of approximately 19% from the prior period. Increased sales were largely attributed to increased spending by the Company's regular customers, the additional training and product requirements for Alexian Brothers, growing internet interest in the Company's products and sales to its German distributor. Gross profit for the years ended August 31, 2007 and 2006 was $293,934 and $232,481 respectively, an increase of approximately 26% from the prior period. The increase in gross profit was related primarily to the increased sales in the period. Gross profit margin for the years ended August 31, 2007 and 2006 was 72% and 68%, respectively.

Selling, general and administrative expenses decreased from $438,569 in the year ended August 31, 2006 to $428,922 in the year ended August 31, 2007. Increased selling, general and administrative expenses for the 2007 year were primarily the result of additional research and development costs for PAD device and costs associated with the Alexian Brothers program. These increases were, however, offset by grant funding totaling approximately $93,000 for year 2007, which was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the years ended August 31, 2007 and 2006 was ($134,988) and ($206,088), respectively, a decline of approximately 34% from the prior period.

Net loss declined from ($185,250) for the year ended August 31, 2006 to ($74,332) for the year ended August 31, 2007. This decline was primarily related to gains of approximately $32,810 realized on the sale of investment securities during the current 2007 year, compared to a loss of approximately ($11,011) on the sale of investment securities in the prior 2006 year.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At August 31, 2007, the Company had cash on hand of $327,889 and marketable securities of $217,930. During the year ended August 31, 2007, the Company increased its investment in available for sale securities by $151,138 and realized net proceeds from the sale of available for sale securities of $417,122. At August 31, 2007, the Company has accounts payable and accrued salaries owing to its officers of $1,042,979.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2007, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years ended August 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2007, and the results of its operations, and its cash flows for the years ended August 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------



Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
November 29, 2007

                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2007


                      ASSETS
                      ------

  Current assets:
  Cash                                                              $   327,889
  Accounts receivable - trade                                            23,497
  Inventory                                                              85,677
                                                                    -----------

      Total current assets                                              437,063
                                                                    -----------


Property and equipment, at cost, net of
  accumulated depreciation of $283,824                                  270,205
                                                                    -----------


Available for sale securities                                           217,930
Other assets                                                              4,072
                                                                    -----------

                                                                        222,002
                                                                    -----------

Total Assets                                                        $   929,270
                                                                    ===========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                             $    36,756
  Accounts payable - officers                                             6,630
  Accrued salaries - officers                                         1,036,349
                                                                    -----------

      Total current liabilities                                       1,079,735
                                                                    -----------


Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625
  issued and 5,123,700 outstanding                                          543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,894,128)
                                                                    -----------

                                                                          2,601
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------

                                                                       (145,450)
Other comprehensive income:
 Valuation allowance for marketable securities                           (5,015)
                                                                    -----------

                                                                       (150,465)
                                                                    -----------

Total Liabilities and Stockholders' (Deficit)                       $   929,270
                                                                    ===========



                 See accompanying notes to financial statements.

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2006 and 2007

                                                         2006           2007
                                                     -----------    -----------


Sales, net                                           $   343,456    $   408,114
Cost of sales                                            110,975        114,180
                                                     -----------    -----------

Gross profit                                             232,481        293,934

Selling, general and administrative expenses             438,569        428,922
                                                     -----------    -----------

(Loss) from operations                                  (206,088)      (134,988)
                                                     -----------    -----------


Other income and (expense):
  Gain (loss) on sale of investment securities           (11,011)        32,810
  Interest and dividend income                            31,849         27,846
                                                     -----------    -----------

                                                          20,838         60,656
                                                     -----------    -----------

(Loss) before income taxes                              (185,250)       (74,332)
Provision for income taxes                                  --             --
                                                     -----------    -----------


Net (loss)                                           $  (185,250)   $   (74,332)
                                                     ===========    ===========


Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.04)   $     (0.01)
                                                     ===========    ===========


 Weighted average shares outstanding                   5,244,292      5,427,625
                                                     ===========    ===========


  Net (loss)                                         $  (185,250)   $   (74,332)
   Unrealized gain from investments, net of
    income taxes                                          23,356        (25,940)
                                                     -----------    -----------

  Comprehensive (loss)                               $  (161,894)   $  (100,272)
                                                     ===========    ===========



                 See accompanying notes to financial statements.


                                                       Mammatech Corporation
                                               Statement of Stockholders' (Deficit)
                                               Years Ended August 31, 2006 and 2007

                                                                                      Unrealized gain
                                                             Additional                  (loss) on
                                  Common                      Paid-in      Treasury      Marketable     Accumulated
                                  Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance, August 31, 2005          5,227,625   $       523   $ 2,862,206   $  (148,051)   $    (2,431)   $(2,634,546)   $    77,701

Increase in market value of
  securities                           --            --            --            --           23,356           --           23,356

Issuance of common shares for
  services                          200,000            20        33,980          --             --             --           34,000

Net (loss) for the year                --            --            --            --             --         (185,250)      (185,250)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2006           5,427,625           543     2,896,186      (148,051)        20,925     (2,819,796)       (50,193)

Decrease in market value of
  securities                           --            --            --            --          (25,940)          --          (25,940)

Net (loss) for the year                --            --            --            --             --          (74,332)       (74,332)
                                -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2007           5,427,625   $       543   $ 2,896,186   $  (148,051)   $    (5,015)   $(2,894,128)   $  (150,465)
                                ===========   ===========   ===========   ===========    ===========    ===========    ===========





                                          See accompanying notes to financial statements.



                                      Mammatech Corporation
                                    Statements of Cash Flows
                              Years Ended August 31, 2006 and 2007

                                                                               2006         2007
                                                                            ---------    ---------


Net (loss)                                                                  $(185,250)   $ (74,332)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                15,000       20,000
  Common stock issued for services                                             34,000         --
  Realized (gain) on marketable securities                                     11,011      (32,810)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, trade                           (43,600)      37,784
  (Increase) decrease in inventory                                             14,903        1,707
  Decrease in other assets                                                       --           (950)
  Increase (decrease) in accounts payable and accrued salaries - officers     105,609      105,620
  Increase (decrease) in accounts payable and accrued expenses                 25,672      (15,785)
                                                                            ---------    ---------

  Net cash provided by (used in) operating activities                         (22,655)      41,234
                                                                            ---------    ---------



Cash flows from investing activities:
  Purchase of available for sale securities                                   (50,021)    (151,138)
  Proceeds from the sale of available for sale securities                     146,708      417,122
  Acquisition of property and equipment                                      (130,083)       2,164
                                                                            ---------    ---------

Net cash (used in) investing activities                                       (33,396)     268,148
                                                                            ---------    ---------


Cash flows from financing activities:
  Payment of notes payable                                                       --         (5,200)
                                                                            ---------    ---------

Net cash (used in) financing activities                                          --         (5,200)
                                                                            ---------    ---------

Increase (Decrease) in cash                                                   (56,051)     304,182
Cash and cash equivalents,
 beginning of year                                                             79,758       23,707
                                                                            ---------    ---------

Cash and cash equivalents,
 end of year                                                                $  23,707    $ 327,889
                                                                            =========    =========


Supplemental cash flow information:
  Cash paid for interest                                                    $    --      $    --
                                                                            =========    =========

  Cash paid for income taxes                                                $    --      $    --
                                                                            =========    =========


                         See accompanying notes to financial statements.

                                               11

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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $3,351 and $4,701 for the years ended August 31, 2006 and 2007.

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

In September 2006, the United States Securities and Exchange Commission ("SEC")SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Note 2. Related Party Transactions

In May 2005, the Company purchased an office building from a shareholder at a cost of $165,000, which the Company believed was the fair market value of the building. In addition, during April, 2006, the Company purchased a production facility from a third party at a cost of $128,520, which the Company believed was the fair market value of the facility.

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2007.

Through August 31, 2007, the Company accrued an aggregate of $1,036,349 in unpaid salaries due to two officers.

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

Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $222,945 and fair market value of $217,930 at August 31, 2007, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time. The proceeds from the sale of marketable securities were $146,708 and $417,122 during the years ended August 31, 2006 and 2007.

The gross realized gains (losses) on sales of available-for-sale securities were $(11,011) and $32,810 during the years ended August 31, 2006 and 2007. The adjustment to unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased (decreased) by $23,356 and $(25,940) during the years ended August 31, 2006 and 2007, and totaled $(5,015) at August 31, 2007.

Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2007:

     Land and building                          $293,520
     Furniture and equipment                     244,121
     Leasehold improvements                       16,388
                                                --------

                                                 554,029
     Less: accumulated depreciation              283,824
                                                --------

                                                $270,205
                                                ========


Depreciation charged to operations was $15,000 and $20,000 during the years ended August 31, 2006 and 2007.

Note 5. Note Payable

At August 31, 2006, the Company had an unsecured demand note payable due to a vendor of $5,200 with interest at 8% per annum. This note was repaid in the year ended August 31, 2007.

Note 6. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.

Note 7. Concentration of Credit Risk/Major Customers

During the years ended August 31, 2006 and 2007, the Company sales to a single customer that accounted for approximately 14% and 19% of its total sales. This customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $61,869 and $97,963 during the years ended August 31, 2006 and 2007.

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

At August 31, 2007, the deferred tax asset related to the operating loss carryforwards of approximately $400,000 has been fully reserved. The change in the valuation allowance was approximately $25,000 during the year ended August 31, 2006.

At August 31, 2007, the Company had net operating loss carryforwards aggregating approximately $1,200,000, which expire from 2008 through 2027.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                  Year Ended August 31,
                                      2006     2007
                                      ----     ----


   Tax at federal statutory rates      34%      34%
   Operating loss carry forward       (34)     (34)
                                      ----     ----

                                       - %      - %
                                      ====     ====


Note 9. Stockholders' (Deficit)

During August 2006 the Company issued an aggregate of 200,000 shares of common stock to employees for services. These shares were valued at their fair market value of $34,000 and charged to operations during the year ended August 31, 2006.

Note 10. Grants

The Company was awarded a Phase I SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase I grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. During the year ended August 31, 2007, the Company received $93,000 in funding under the grant. The grant funds are used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2007, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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


ITEM 8 B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXUCUTIVE OFFICERS, PROMOTERS AND OCNTROL PEROSNS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following persons are the executive officers and directors of the Company.

Name                         Age    Position with the Company
----                         ---    -------------------------

Mark Kane Goldstein, Ph.D.   69     Chairman of the Board, Vice President,
                                    Secretary, Director

Henry S. Pennypacker, Ph.D.  70     President, Chief Executive Officer, Director

Mary Bailey Sellers          59     Treasurer, Chief Financial Officer, Director


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

Mrs. Sellers received a B.A. in English and History in 1970 from Barry College.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics
--------------

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     - Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     - Compliance with applicable governmental laws, rules and regulations;

     - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     - Accountability for adherence to the code.

The Company has not formally has adopted a written Code of Business Conduct and Ethics ("Code") that applies to its officers, directors and employees.

Conflicts of Interest
---------------------

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote a portion of their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned. See below for a discussion of Certain Relationships and Related Party Transactions.

Board Meetings; Nominating and Compensation Committees
------------------------------------------------------

The Board of Directors held no special meetings of directors during the fiscal year ended August 31, 2007. In addition, the board of directors took no actions by written consent of all of the directors. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications
--------------------------

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the early stages of The Company's development, a specific nominating policy would be premature and of little assistance until The Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by current executive officers.

Indemnification
---------------

Neither the Company's Articles of Incorporation nor Bylaws prevent the Company from indemnifying its officers, directors and agents to the extent permitted under the Florida law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Reporting Compliance
----------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended August 31, 2007 beneficial owners complied with the
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities filed a Form 3 with the SEC and has had no change of ownership since such filing.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
------------------------------------

The Company has no formal compensation program for its executive officers, directors or employees. The Company believes the base salaries established for each of its executive officers are competitive with the levels of compensation for similar executive officers with the skills and experience of the Company's officers. The base salary is designed to support the Company's business objectives to retain, reward, motivate and attract employees who possess the required technical and entrepreneurial skills and talent. However, the Company also recognizes that its limited financial resources require it to allocate these limited resources between compensation payments to its executive officers and continued funding of its sales, marketing and research and development. Accordingly, two of the Company's executive officers have agreed to defer the current payment of all or a portion of their salaries so the Company can continue to fund its business operations, as discussed more fully below.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

During the last two fiscal years, except as set forth in this paragraph, the Company has not provided any annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees. The Company did pay a bonus to one of its executive officers during 2006 and 2007, and the Company provides health insurance coverage through a third party carrier on Ms. Sellers and her spouse for which the Company pay 50% of the monthly premium of approximately $600. In 2006, the Company also provided one of its executive officers with a stock bonus under which the shares of common stock issued were valued by the Board at the time of issuance and were fully vested and non-forfeitable.

The Company has no stock option or equity plan.


Summary Compensation Table
--------------------------

The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the years ended August 31, 2006 and 2007.

-------------------------- ------- ----------- --------- --------- ------   ------------  ------------  ------------   ------------
           (a)              (b)       (c)        (d)       (e)       (f)         (g)          (h)            (i)              (j)
-------------------------- ------- ----------- --------- --------- ------   ------------  ------------  ------------   ------------
                                                                             Non-equity   Non-qualified
                                                                             Incentive    Deferred
                                                         Stock     Option       Plan      Compensation    All Other       Total
    Name and Principal      Year     Salary     Bonus    Awards    Awards   Compensation  Earnings      Compensation   Compensation
        Position                      ($)        ($)       ($)       ($)         ($)          ($)            ($)           ($)
-------------------------- ------- ----------- --------- --------- ------   ------------  ------------  ------------   ------------

Mark K.                     2007    $65,000       $0       $0        $0          $0           $0             $0          $65,000
Goldstein (Chairman, Vice   2006    $65,000       $0       $0        $0          $0           $0             $0          $65,000
Pres. and Secretary) (1)
-------------------------- ------- ----------- --------- --------- ------   ------------ ------------   ------------   ------------

Henry S. Pennypacker        2007    $65,000       $0       $0        $0          $0           $0             $0          $65,000
(CEO and Pres.)(2)          2006    $65,000       $0       $0        $0          $0           $0             $0          $65,000
-------------------------- ------- ----------- --------- --------- ------   ------------ ------------   ------------   ------------

Mary S. Sellers (CFO and    2007    $40,000     $5,000     $0        $0          $0           $0           $3,600        $48,600
Treas.) (3)                 2006    $41,000     $2,500   $17,000     $0          $0           $0           $3,600        $64,100
-------------------------- ------- ----------- --------- --------- ------   ------------ ------------   ------------   ------------


                                       21

----------
     (1) Mark K. Goldstein had earned but unpaid salary for 2006 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above chart. Mark K. Goldstein had earned but unpaid salary for 2007 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above.

     (2) Henry S. Pennypacker had earned but unpaid salary for 2006 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above chart. Henry S. Pennypacker had earned but unpaid salary for 2007 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above.

     (3) Mary S. Sellers received a stock bonus of 100,000 shares of common stock during 2006, which was valued at $17,000. Ms. Sellers' other compensation is the value of the health insurance program partially paid by the Company (see above CD&A).

Except as set forth above, the Company paid no perquisites or other personal benefits for its executive officers during 2006 and 2007, other than expense reimbursements.

Employment Agreements
---------------------

The Company has no employment agreements with its executive officers, and there are no severance or change of control payments provided under any agreement.

Compensation of Directors
-------------------------

During 2006 and 2007, the executive officers did not receive separate compensation for their services as a directors. All directors receive reimbursement of expenses but no fees for serving as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 13, 2007, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

                                      Shares of         Percentage of
                                     Stock Owned      Outstanding Shares
                                     -----------      ------------------


Mark Kane Goldstein, Ph.D.            1,225,800             23.9%
930 N.W. 8th Avenue
Gainesville, Florida 32601

Henry S. Pennypacker, Ph.D.           1,365,000             26.6%
930 N.W. 8th Avenue (1)
Gainesville, Florida 32601

Mary Bailey Sellers                     115,000              2.2%
930 N.W. 8th Avenue
Gainesville, Florida 32601

All Officers and Directors            2,705,800             52.7%
as a group (1)

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                            Description
------                            -----------

3         Articles of Incorporation*

3.1       Articles of Amendment to Articles of Incorporation*

3.2       By-Laws*

3.3       Amendments to By-Laws*

4         Warrants*

10.1      Patent Assignment Agreements*

10.2      Henry S. Pennypacker Assignment*

10.3      Mark Kane Goldstein Assignment*

31.1 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange A ct5 of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002**

*Contained in the Company's registration statement of Form S-18 filed in October 27, 1982, as amended.

**Filed with this annual report


(b) Reports of Form 8-K

No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs will total approximately $16,550 for the year ended August 31, 2007.

(b) Audit-Related Fees

During fiscal 2006 and 2007 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. For the year ended August 31, 2007, we will pay approximately $2,000.

(d) All Other Fees

During fiscal 2006 and 2007 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c).

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

Date: November 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        November 29, 2007
-----------------------        Vice President, Secretary,
Mark Kane Goldstein            Director



/s/ Henry S. Pennypacker       President, Chief Executive    November 29, 2007
------------------------       Officer, Director
Henry S. Pennypacker



/s/ Mary Bailey Sellers        Treasurer, Chief Financial    November 29, 2007
-----------------------        Officer, Director
Mary Bailey Sellers