Form 10QSB
period 2007-11-30
MAMMATECH CORP
filed 2008-01-10
CIK 704366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: November 30, 2007

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

As of January 6, 2008, there were 5,123,700 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Balance Sheet as of November 30, 2007 (unaudited)                  1


           Statements of Operations for the three month periods
           ended November 30, 2007 and 2006 (unaudited)                       2


           Statements of Cash Flows for the three month periods
           ended November 30, 2007 and 2006  (unaudited)                      3


           Notes to Financial Statements (unaudited)                          4


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               5


       Item 3.    Controls and Procedures                                     8


PART II.      OTHER INFORMATION
       Item 1.    Legal Proceedings                                           9
       Item 2.    Changes in Securities and Use of Proceeds                   9
       Item 3.    Defaults upon Senior Securities                             9
       Item 4.    Submission of Matters to a Vote of Security Holders         9
       Item 5.    Other information                                           9
       Item 6.    Exhibits and Reports on Form 8-K                            9

           Signatures                                                        10

           Certifications
                    Exhibits 31.1 and 31.2                                 11-12
                    Exhibits 32.1 and 32.2                                 13-14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Mammatech Corporation
                                  Balance Sheet
                                November 30, 2007
                                   (unaudited)
ASSETS
Current assets:
  Cash                                                              $   340,709
  Accounts receivable - trade                                            19,919
  Inventory                                                              77,479
                                                                    -----------
      Total current assets                                              438,107
                                                                    -----------

Property and equipment, at cost, net of accumulated
depreciation of $288,824                                                266,689
                                                                    -----------

Available for sale securities                                           202,460
Other assets                                                              4,072
                                                                    -----------
                                                                        206,532
                                                                    -----------
TOTAL ASSETS                                                        $   911,328
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                             $    51,641
  Accounts payable and accrued salaries - officers                    1,069,384
                                                                    -----------
      Total current liabilities                                       1,121,025
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,123,700 outstanding                                                 543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,948,359)
                                                                    -----------
                                                                        (51,630)
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------
                                                                       (199,681)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                        (10,016)
                                                                    -----------
                                                                       (209,697)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   911,328
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                  Three Months Ended November 30, 2006 and 2007
                                   (unaudited)

                                                         2006           2007
                                                     -----------    -----------

Sales, net                                           $   105,308    $    84,480
Cost of sales                                             27,668         23,091
                                                     -----------    -----------
Gross profit                                              77,640         61,389
                                                     -----------    -----------

Selling, general and administrative expenses             111,361        123,408
                                                     -----------    -----------
(Loss) from operations                                   (33,721)       (62,019)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities            (4,228)          (279)
  Interest and dividend income                             4,388          8,067
                                                     -----------    -----------
                                                             160          7,788
                                                     -----------    -----------

(Loss) before income taxes                               (33,561)       (54,231)
Provision for income taxes                                  --             --
                                                     -----------    -----------
Net (loss)                                           $   (33,561)   $   (54,231)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========
 Weighted average shares                               5,427,625      5,427,625
                                                     ===========    ===========

  Net (loss)                                         $   (33,561)   $   (54,231)
   Unrealized gain (loss) from investments, net of
    income taxes                                          23,354         (5,001)
                                                     -----------    -----------
  Comprehensive (loss)                               $   (10,207)   $   (59,232)
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                  Three Months Ended November 30, 2006 and 2007
                                   (unaudited)

                                                                2006         2007
                                                             ---------    ---------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities        $  21,197    $   4,114
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                   (76,278)        --
   Proceeds from the sale of available for sale securities     116,005       10,190
   Net sales (purchases) of fixed assets                         4,050       (1,484)
                                                             ---------    ---------
Net cash provided by (used in) investing activities             43,777        8,706
                                                             ---------    ---------

Cash flows from financing activities:
Payment of notes payable                                        (5,200)        --
                                                             ---------    ---------
Net cash provided by (used in) financing activities             (5,200)        --
                                                             ---------    ---------

Increase (decrease) in cash                                     59,774       12,820

Cash and cash equivalents,
 beginning of period                                            23,707      327,889
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  83,481    $ 340,709
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                                        3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2007, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(4)    Available For Sale Securities
Marketable securities consist of the following at November 30, 2007: Mutual funds and equity securities with a fair market value of $202,460. The cost basis of these securities is $212,476.

The gross realized losses on sales of available-for-sale securities were $279 during the three months ended November 30, 2007. The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $5,001 during the three months ended November 30, 2007, and totaled $10,016 at November 30, 2007. During the three months ended November 30, 2007, the Company realized net proceeds from the sale of available for sale securities of $10,190.

(5)    Grants
The Company was awarded a Phase I SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase I grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. During the year ended August 31, 2007, the Company received $93,000 in funding under the grant, and during the three months ended November 30, 2007, the Company received $5,000 in funding under the grant. The grant funds are used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses.

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

Recent Developments

During the year ended August 31, 2007, the Company trained and certified 19 MammaCare Specialists, 41 MammaCare Clinical Breast Examiners and 136 MammaCare Breast Self Exam (BSE) Instructors. During the three months ended November 30, 2007, the Company trained and certified 4 MammaCare Specialists, 9 MammaCare Clinical Breast Examiners and 39 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital Network, discussed below.

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

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the year ended August 31, 2006, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended November 30, 2007 and 2006
-----------------------------------------------------------

The Company's net sales were $84,480 for the three months ended November 30, 2007 compared to $105,308 during the three months ended November 30, 2006, a decrease of approximately 20% from the prior period. The decrease in net sales was primarily related one-time sales to the Company's German distributor as part of a collaborative research program during the three months ended November 30, 2006. Gross profit for the three months ended November 30, 2007 and 2006 was $61,389 and $77,640, respectively, a decrease of approximately 21% from the prior period. Gross profit margin for the three months ended November 30, 2007 and 2006 was 73% and 74%, respectively.

Selling, general and administrative expenses increased from $111,361 for the three months ended November 30, 2006 to $123,408 for the three months ended November 30, 2007. During the three months ended November 30, 2007, grant funding totaling approximately $5,000 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the three months ended November 30, 2007 and 2006 was ($62,019) and ($33,721), respectively, an increase of approximately 84% from the prior period.

The Company had net loss of ($33,561) for the three months ended November 30, 2006 and net loss of ($54,231) for the three months ended November 30, 2007. This change was primarily related to a reduction in net sales and gross profit and an increase in selling, general and administrative expenses in the current period.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At November 30, 2007, the Company had cash on hand of $340,709 and marketable securities of $202,460. During the three months ended November 30, 2007, the Company realized net proceeds from the sale of available for sale securities of $10,190. At November 30, 2007, the Company has accounts payable and accrued salaries owing to its officers of $1,069,384.

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


                                       MAMMATECH CORPORATION



Date:   January 10, 2008               By: /s/ Henry S. Pennypacker
                                           -------------------------
                                           Henry S. Pennypacker, CEO



Date:   January 10, 2008               By: /s/ Mary Sellers
                                           -------------------------
                                           Mary Sellers, CFO and Treasurer