Form 10QSB
period 2008-02-29
MAMMATECH CORP
filed 2008-04-09
CIK 704366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: February 29, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] .

As of April 2, 2008, there were 5,123,700 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Balance Sheet as of February 29, 2008 (unaudited)                 1


           Statements of Operations for the three and six month periods
           ended February 29, 2008 and February 28, 2007 (unaudited)         2


           Statements of Cash Flows for the six month periods
           ended February 29, 2008 and February 28, 2007 (unaudited)         3


           Notes to Financial Statements (unaudited)                         4


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              5


       Item 3.    Controls and Procedures                                    8


PART II.   OTHER INFORMATION

       Item 1.    Legal Proceedings                                          9
       Item 2.    Changes in Securities and Use of Proceeds                  9
       Item 3.    Defaults upon Senior Securities                            9
       Item 4.    Submission of Matters to a Vote of Security Holders        9
       Item 5.    Other information                                          9
       Item 6.    Exhibits and Reports on Form 8-K                           9

           Signatures                                                       10

           Certifications
                  Exhibits 31.1 and 31.2                                   11-12
                  Exhibits 32.1 and 32.2                                   13-14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Mammatech Corporation
                                  Balance Sheet
                                February 29, 2008
                                   (unaudited)
ASSETS
Current assets:
  Cash                                                              $   323,804
  Accounts receivable - trade                                            16,551
  Inventory                                                              83,375
                                                                    -----------
      Total current assets                                              423,730
                                                                    -----------

Property and equipment, at cost, net of accumulated
  depreciation of $288,824                                              262,290
                                                                    -----------

Available for sale securities                                           207,700
Other assets                                                              4,653
                                                                    -----------
                                                                        212,353
                                                                    -----------
TOTAL ASSETS                                                        $   898,373
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                             $    26,689
  Accounts payable and accrued salaries - officers                    1,095,789
                                                                    -----------
      Total current liabilities                                       1,122,478
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,123,700 outstanding                                                 543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,952,187)
                                                                    -----------
                                                                        (55,458)
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------
                                                                       (203,509)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                        (20,596)
                                                                    -----------
                                                                       (224,105)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   898,373
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.



                                          Mammatech Corporation
                                 Statements of Comprehensive Operations
                Three Months and Six Months Ended February 28, 2007 and February 29, 2008
                                               (unaudited)


                                                        Three Months                  Six Months
                                                 --------------------------    --------------------------
                                                     2007           2008           2007           2008
                                                 -----------    -----------    -----------    -----------

Sales, net                                       $    76,647    $    93,787    $   181,955    $   178,267
Cost of sales                                         12,864          7,345         40,532         30,436
                                                 -----------    -----------    -----------    -----------
Gross profit                                          63,783         86,442        141,423        147,831
                                                 -----------    -----------    -----------    -----------

Selling, general and administrative expenses          81,946         98,283        193,307        221,691
                                                 -----------    -----------    -----------    -----------
(Loss) from operations                               (18,163)       (11,841)       (51,884)       (73,860)
                                                 -----------    -----------    -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities          --             --           (4,228)          (279)
  Interest and dividend income                         7,443          8,013         11,831         16,080
                                                 -----------    -----------    -----------    -----------
                                                       7,443          8,013          7,603         15,801
                                                 -----------    -----------    -----------    -----------

(Loss) before income taxes                           (10,720)        (3,828)       (44,281)       (58,059)
Provision for income taxes                              --             --             --             --
                                                 -----------    -----------    -----------    -----------
Net (loss)                                       $   (10,720)   $    (3,828)   $   (44,281)   $   (58,059)
                                                 ===========    ===========    ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                 ===========    ===========    ===========    ===========
 Weighted average shares                           5,427,625      5,427,625      5,427,625      5,427,625
                                                 ===========    ===========    ===========    ===========

  Net (loss)                                     $   (10,720)   $    (3,828)   $   (44,281)   $   (58,059)
   Unrealized gain (loss) from investments,
    net of income taxes                                4,000        (10,580)        27,354        (15,581)
                                                 -----------    -----------    -----------    -----------
  Comprehensive (loss)                           $    (6,720)   $   (14,408)   $   (16,927)   $   (73,640)
                                                 ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of these financial statements.


                               Mammatech Corporation
                             Statements of Cash Flows
             Six Months Ended February 28, 2007 and February 29, 2008
                                    (unaudited)

                                                                2007         2008
                                                             ---------    ---------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities        $  24,063    $   3,630
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                   (85,275)     (15,820)
   Proceeds from the sale of available for sale securities     116,005       10,190
   Net sales (purchases) of fixed assets                         7,546       (2,085)
                                                             ---------    ---------
Net cash provided by (used in) investing activities             38,276       (7,715)
                                                             ---------    ---------

Cash flows from financing activities:
Payment of notes payable                                        (5,200)        --
                                                             ---------    ---------
Net cash provided by (used in) financing activities             (5,200)        --
                                                             ---------    ---------

Increase (decrease) in cash                                     57,139       (4,085)

Cash and cash equivalents,
 beginning of period                                            23,707      327,889
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $  80,846    $ 323,804
                                                             =========    =========



    The accompanying notes are an integral part of these financial statements.

                                         3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (UNAUDITED)

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

(4)      Available For Sale Securities
Marketable securities consist of the following at February 29, 2008: Mutual funds and equity securities with a fair market value of $207,700. The cost basis of these securities is $228,296.

The gross realized losses on sales of available-for-sale securities were $279 during the six months ended February 29, 2008. The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $15,581 during the six months ended February 29, 2008, and totaled $20,596 at February 29, 2008. During the six months ended February 29, 2008, the Company realized net proceeds from the sale of available for sale securities of $10,190 and purchased securities available for sale at a cost of $15,820.

(5)      Grants
The Company was awarded a Phase I SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase I grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. During the year ended August 31, 2007, the Company received $93,000 in funding under the grant, and during the six months ended February 29, 2008, the Company received $30,510 in funding under the grant. The grant funds are used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses.

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

Recent Developments

During the year ended August 31, 2007, the Company trained and certified 19 MammaCare Specialists, 41 MammaCare Clinical Breast Examiners and 136 MammaCare Breast Self Exam (BSE) Instructors. During the six months ended February 29, 2008, the Company trained and certified no MammaCare Specialists, 7 MammaCare Clinical Breast Examiners and 28 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital Network, discussed below.

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

Results of Operations

Comparison of Three Months Ended February 29, 2008 and February 28, 2007
------------------------------------------------------------------------

The Company's net sales were $93,787 for the three months ended February 29, 2008 compared to $76,647 during the three months ended February 28, 2007, an increase of approximately 22% from the prior period. Gross profit was $86,442 for the three months ended February 29, 2008 compared to $63,783 for the three months ended February 28, 2007, an increase of approximately 35% from the prior period. Gross profit margin for the three months ended February 29, 2008 and February 28, 2007 was 92% and 83%, respectively.

Selling, general and administrative expenses increased from $81,946 for the three months ended February 28, 2007 to $98,283 for the three months ended February 29, 2008. During the three months ended February 28, 2008, grant funding totaling approximately $25,500 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the three months ended February 29, 2008 and February 28, 2007 was ($11,841) and ($18,163),
respectively, a decrease of approximately 34% from the prior period.

The Company had net loss of ($10,720) for the three months ended February 28, 2007 and net loss of ($3,828) for the three months ended February 29, 2008. This change was primarily related to an increase in net sales and gross profit which was partially offset by an increase in selling, general and administrative expenses in the current period.

Comparison of Six Months Ended February 29, 2008 and February 28, 2007
----------------------------------------------------------------------

The Company's net sales were $178,267 for the six months ended February 29, 2008 compared to $181,955 during the six months ended February 28, 2007, a decrease of approximately 2% from the prior period. Gross profit was $147,831 for the six months ended February 29, 2008 compared to $141,423 for the six months ended February 28, 2007, an increase of approximately 5% from the prior period. Gross profit margin for the six months ended February 29, 2008 and February 28, 2007 was 83% and 78%, respectively.

Selling, general and administrative expenses increased from $193,307 for the six months ended February 28, 2007 to $221,691 for the six months ended February 29, 2008. During the six months ended February 28, 2008, grant funding totaling approximately $30,500 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the six months ended February 29, 2008 and February 28, 2007 was ($73,860) and ($51,884), respectively, an increase of approximately 42% from the prior period.

The Company had net loss of ($44,281) for the six months ended February 28, 2007 and net loss of ($58,059) for the six months ended February 29, 2008. This change was primarily related to an increase in selling, general and administrative expenses in the current period.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At February 29, 2008, the Company had cash on hand of $323,804 and marketable securities of $207,700. During the six months ended February 29, 2008, the Company realized net proceeds from the sale of available for sale securities of $10,190. At February 29, 2008, the Company has accounts payable and accrued salaries owing to its officers of $1,095,789.

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


                                             MAMMATECH CORPORATION



Date:   April 9, 2008                        By: /s/ Henry S. Pennypacker
                                                 -------------------------
                                                 Henry S. Pennypacker, CEO



Date:   April 9, 2008                        By: /s/ Mary Sellers
                                                 -------------------------
                                                 Mary Sellers, CFO and Treasurer