Form 10QSB
period 2008-05-31
MAMMATECH CORP
filed 2008-07-09
CIK 704366

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: May 31, 2008

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

                                       N/A
                                    ---------
          (Former Name or Former Address, if Changed Since Last Report)

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

As of June 30, 2008, there were 5,123,700 shares of common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

       Item 1.    Financial Statements


           Balance Sheet as of May 31, 2008 (unaudited)                      1


           Statements of Operations for the three and nine month periods
           ended May 31, 2008 and May 31, 2007 (unaudited)                   2


           Statements of Cash Flows for the nine month periods
           ended May 31, 2008 and May 31, 2007 (unaudited)                   3


           Notes to Financial Statements (unaudited)                         4


       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              5


       Item 3.    Controls and Procedures                                    8


PART II.      OTHER INFORMATION

       Item 1.    Legal Proceedings                                          9
       Item 2.    Changes in Securities and Use of Proceeds                  9
       Item 3.    Defaults upon Senior Securities                            9
       Item 4.    Submission of Matters to a Vote of Security Holders        9
       Item 5.    Other information                                          9
       Item 6.    Exhibits and Reports on Form 8-K                           9

           Signatures                                                       10

           Certifications
                  Exhibits 31.1 and 31.2                                   11-12
                  Exhibits 32.1 and 32.2                                   13-14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   Mammatech Corporation
                                       Balance Sheet
                                       May 31, 2008
                                        (unaudited)
ASSETS
Current assets:
  Cash                                                                         $   335,356
  Accounts receivable - trade                                                       13,042
  Inventory                                                                         86,673
                                                                               -----------
      Total current assets                                                         435,071
                                                                               -----------

Property and equipment, at cost, net of accumulated depreciation of $298,824       258,432
                                                                               -----------

Available for sale securities                                                      219,432
Other assets                                                                         4,653
                                                                               -----------
                                                                                   224,085
                                                                               -----------
TOTAL ASSETS                                                                   $   917,588
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                        $    35,685
  Accounts payable and accrued salaries - officers                               1,122,194
                                                                               -----------
      Total current liabilities                                                  1,157,879
                                                                               -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,123,700 outstanding                                                            543
 Additional paid-in capital                                                      2,896,186
 Accumulated (deficit)                                                          (2,980,105)
                                                                               -----------
                                                                                   (83,376)
 Treasury stock, at cost, 303,925 shares                                          (148,051)
                                                                               -----------
                                                                                  (231,427)
Other comprehensive income:
 Unrealized (loss) on marketable securities                                         (8,864)
                                                                               -----------
                                                                                  (240,291)
                                                                               -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                  $   917,588
                                                                               ===========


        The accompanying notes are an integral part of these financial statements.


                                         Mammatech Corporation
                                Statements of Comprehensive Operations
                   Three Months and Nine Months Ended May 31, 2007 and May 31, 2008
                                              (unaudited)


                                                        Three Months                  Nine Months
                                                 --------------------------    --------------------------
                                                     2007           2008           2007           2008
                                                 -----------    -----------    -----------    -----------

Sales, net                                       $   123,108    $    85,734    $   305,063    $   264,001
Cost of sales                                         45,712         27,121         86,244         57,557
                                                 -----------    -----------    -----------    -----------
Gross profit                                          77,396         58,613        218,819        206,444
                                                 -----------    -----------    -----------    -----------

Selling, general and administrative expenses         112,335         92,461        305,642        314,152
                                                 -----------    -----------    -----------    -----------
(Loss) from operations                               (34,939)       (33,848)       (86,823)      (107,708)
                                                 -----------    -----------    -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities        37,216           --           32,988           (279)
  Interest and dividend income                         6,969          5,930         18,800         22,010
                                                 -----------    -----------    -----------    -----------
                                                      44,185          5,930         51,788         21,731
                                                 -----------    -----------    -----------    -----------

Income (loss) before income taxes                      9,246        (27,918)       (35,035)       (85,977)
Provision for income taxes                              --             --             --             --
                                                 -----------    -----------    -----------    -----------
Net income (loss)                                $     9,246    $   (27,918)   $   (35,035)   $   (85,977)
                                                 ===========    ===========    ===========    ===========

Basic and fully diluted earnings per share:
 Net income (loss)                               $      0.00    $     (0.01)   $     (0.01)   $     (0.02)
                                                 ===========    ===========    ===========    ===========
 Weighted average shares                           5,427,625      5,427,625      5,427,625      5,427,625
                                                 ===========    ===========    ===========    ===========

  Net income (loss)                              $     9,246    $   (27,918)   $   (35,035)   $   (85,977)
   Unrealized gain (loss) from investments,
    net of income taxes                              (30,734)        11,732         (3,380)        (3,849)
                                                 -----------    -----------    -----------    -----------
  Comprehensive (loss)                           $   (21,488)   $   (16,186)   $   (38,415)   $   (89,826)
                                                 ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these financial statements.


                              Mammatech Corporation
                            Statements of Cash Flows
                 Nine Months Ended May 31, 2007 and May 31, 2008
                                   (unaudited)

                                                                2007         2008
                                                             ---------    ---------
Cash flows from operating activities:
  Net cash provided by operating activities                  $  26,681    $  16,324
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                  (147,434)     (15,820)
   Proceeds from the sale of available for sale securities     410,320       10,190
   Net purchases of fixed assets                                  --         (3,227)
                                                             ---------    ---------
Net cash provided by (used in) investing activities            262,886       (8,857)
                                                             ---------    ---------

Cash flows from financing activities:
Net cash provided by (used in) financing activities               --           --
                                                             ---------    ---------

Increase in cash                                               289,567        7,467

Cash and cash equivalents,
 beginning of period                                            23,707      327,889
                                                             ---------    ---------
Cash and cash equivalents,
 end of period                                               $ 313,274    $ 335,356
                                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                                        3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2008
                                   (UNAUDITED)

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

(4)      Available For Sale Securities
Marketable securities consist of the following at May 31, 2008: Mutual funds and equity securities with a fair market value of $219,432. The cost basis of these securities is $228,296.

The gross realized losses on sales of available-for-sale securities were $279 during the nine months ended May 31, 2008. The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $3,849 during the nine months ended May 31, 2008, and totaled $8,864 at May 31, 2008. During the nine months ended May 31, 2008, the Company realized net proceeds from the sale of available for sale securities of $10,190 and purchased securities available for sale at a cost of $15,820.

(5)      Grants
The Company was awarded a Phase I SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase I grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. During the year ended August 31, 2007, the Company received $93,000 in funding under the grant, and during the nine months ended May 31, 2008, the Company received $55,304 in funding under the grant. The grant funds are used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses.

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

Recent Developments

During the year ended August 31, 2007, the Company trained and certified 19 MammaCare Specialists, 41 MammaCare Clinical Breast Examiners and 136 MammaCare Breast Self Exam (BSE) Instructors. During the nine months ended May 31, 2008, the Company trained and certified 5 MammaCare Specialists, 9 MammaCare Clinical Breast Examiners and 47 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital Network, discussed below.

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

Results of Operations

Comparison of Three Months Ended May 31, 2008 and May 31, 2007
--------------------------------------------------------------

The Company's net sales were $85,734 for the three months ended May 31, 2008 compared to $123,108 during the three months ended May 31, 2007, a decrease of approximately 30% from the prior period. Gross profit was $58,613 for the three months ended May 31, 2008 compared to $77,396 for the three months ended May 31, 2007, a decrease of approximately 24% from the prior period. Gross profit margin for the three months ended May 31, 2008 and May 31, 2007 was 68% and 63%, respectively.

Selling, general and administrative expenses declined from $112,335 for the three months ended May 31, 2007 to $92,461 for the three months ended May 31, 2008. During the three months ended May 31, 2008, grant funding totaling approximately $24,800 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the three months ended May 31, 2008 and May 31, 2007 was ($33,848) and ($34,939), respectively, a decrease of approximately 3% from the prior period.

The Company had net income of $9,246 for the three months ended May 31, 2007 and net loss of ($27,918) for the three months ended May 31, 2008. This change was primarily related to gains on the sale of investments of approximately $37,200 which were realized in the prior period.

Comparison of Nine Months Ended May 31, 2008 and May 31, 2007
-------------------------------------------------------------

The Company's net sales were $264,001 for the nine months ended May 31, 2008 compared to $305,063 during the nine months ended May 31, 2007, a decrease of approximately 13% from the prior period. Gross profit was $206,444 for the nine months ended May 31, 2008 compared to $218,819 for the nine months ended May 31, 2007, a decrease of approximately 6% from the prior period. Gross profit margin for the nine months ended May 31, 2008 and May 31, 2007 was 78% and 72%, respectively.

Selling, general and administrative expenses increased from $305,642 for the nine months ended May 31, 2007 to $314,152 for the nine months ended May 31, 2008. During the nine months ended May 31, 2008, grant funding totaling approximately $55,300 was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the nine months ended May 31, 2008 and May 31, 2007 was ($107,708) and ($86,823), respectively, an increase of approximately 24% from the prior period. This increase in loss from operations is due primarily to reduced sales and increased selling, general and administrative expenses for the current period.

The Company had net loss of ($35,035) for the nine months ended May 31, 2007 and net loss of ($85,977) for the nine months ended May 31, 2008. This change was primarily related to reduced sales and increased selling, general and administrative expenses for the current period and gains on the sale of investments of approximately $33,000 which were realized in the prior period.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At May 31, 2008, the Company had cash on hand of $335,356 and marketable securities of $219,432. During the nine months ended May 31, 2008, the Company realized net proceeds from the sale of available for sale securities of $10,190. At May 31, 2008, the Company has accounts payable and accrued salaries owing to its officers of $1,122,194.

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


                                             MAMMATECH CORPORATION



Date:   July 9, 2008                         By: /s/ Henry S. Pennypacker
                                                 -------------------------------
                                                 Henry S. Pennypacker, CEO



Date:   July 9, 2008                         By: /s/ Mary Sellers
                                                 -------------------------------
                                                 Mary Sellers, CFO and Treasurer