Form 10KSB
period 2008-08-31
MAMMATECH CORP
filed 2008-12-15
CIK 704366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant To Section 13 or 15(D) Of The
                         Securities Exchange Act Of 1934

                    For the fiscal year ended August 31, 2008

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

                    For the fiscal year ended August 31, 2008

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

                                930 NW 8th Avenue
                           Gainesville, Florida 32601
                           --------------------------
               (Address of principal executive offices) (Zip Code)

                                  352-375-0607
                                  ------------
                            Issuer's telephone number

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Securities registered under Section 12(b) of the Exchange Act:   NOT APPLICABLE
                                                                 --------------

Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK
                                                                  ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $446,933

State the aggregate market value of the company's common stock held by non-affiliates as of December 15, 2008 (based on a closing bid price of $0.03 per share): $72,536

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,123,700 Shares of Common Stock outstanding as of December 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX



PART I



Item 1.   Description Of Business.                                          3

Item 2.   Description Of Property.                                          6

Item 3.   Legal Proceedings.                                                6

Item 4.   Submission Of Matters To A Vote Of Security Holders.              6

PART II

Item 5.   Market For Common Equity And Related Stockholder Matters.         6

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.        7

Item 7.   Financial Statements.                                             9

Item 8.   Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure.                                        18

Item 8A   Controls And Procedures                                          18

Item 8B   Other Information                                                18

PART III

Item 9.    Directors, Executive Officers, Promoters And Control Persons;
              Compliance With Section 16(A) Of The Exchange Act            20

Item 10.  Executive Compensation                                           22

Item 11.  Security Ownership Of Certain Beneficial Owners And Management   23

Item 12.  Certain Relationships And Related Transactions                   23

Item 13.  Exhibits                                                         24

Item 14.  Principal Accountant and Services.                               24


Signatures                                                                 26

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

RECENT DEVELOPMENTS

During the year ended August 31, 2008, the Company trained and certified 15 MammaCare Specialists, 29 MammaCare Clinical Breast Examiners and 108 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were primarily related to the Company's German affiliate (see below) and the Company's new relationship with Alexian Brothers Hospital Network, also discussed below.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad. The Company concluded negotiations with Alexian Brothers Hospital Network in Elk Grove Village, IL, and a MammaCare Training Center was opened in that location in December 2006. This facility is responsible for a substantial portion of MammaCare Specialist, Clinical Breast Examiners, and Breast Self Examination Instructors.

The Company continues to expend resources to complete development of its patented tactile computer technology known as the Palpation Assessment Device
(PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. During the year ended August 31, 2008, the Company received a Phase I SBIR grant from the National Cancer Institute to complete development of the PAD and to evaluate its utility in an online learning environment. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training.

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

As part of the Company's commitment to maintain the quality of its service to both the medical profession and women who need breast self examination, the Company has developed three training programs at the Gainesville Center. The first is a comprehensive, three-day training program leading to certification as a MammaCare Specialist. Specialist certification is dependent upon a demonstrated mastery of pertinent selected biological and medical literature as well as the MammaCare System of performing and teaching manual breast examination.

The second training program leads to an Breast Self Examination Instructor certificate. It is a two-day training session for health care professionals which enable them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a trained MammaCare Specialist. MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.

The third training program was recently introduced during 2007 and leads to certification of proficiency in the MammaCare Method of Clinical Breast Examination. The course lasts two days and can be offered by MammaCare Specialists who have undergone additional training.


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

The Company has also an established relationship with a distributor in Germany who has translated the materials into German and is establishing a presence throughout Europe. The Company continues to benefit from its association with a German medical products development and distribution company. Although German sales slowed this year, the company believes this decline is temporary and expects that German sales will advance in the forthcoming fiscal year. The sales and distribution agreement provides a German health care products organization with exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products. A total of 79 German MammaCare BSE instructors were trained and certified during the year ended August 31, 2008, bringing the total number of trained German MammaCare BSE instructors to 533.

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

The Company is working to launch a patented computer based technology platform that augments clinical breast examination skill (see PAD above). Prototype development is nearing completion and the Company is actively seeking financing for scale-up manufacturing and marketing of the new technology. There can be no assurance that such financing will be forthcoming or that such financing will be sufficient to insure the success of the technology.


RESEARCH

The University of North Carolina at Chapel Hill was the first major medical institution to conduct research using MammaCare. The results of that research have been widely disseminated and are available from the Company by request.

Other institutions and organizations who have conducted or are conducting research involving MammaCare include Johns Hopkins University, the Fred Hutchinson Cancer Center, the University of California at San Diego, the University of Oregon, the University of Arkansas, the University of Vermont, the State University of New York at Stony Brook, the Harvard Community Health Plan, the University of Cincinnati, the University of Indiana, the Fox Chase Cancer Center, Northwestern University, the University of West Virginia, U.S.Healthcare, and the Mayo Clinic. A small but successful field test of the PAD technology was conducted during the year at an unaffiliated training facility by members of their staff. The research demonstrated improved clinical skills on the part of 12 out of 12 residents who underwent PAD training.

The Company completed research under the auspices of the National Cancer Institute. The object of this research was to develop and validate versions of MammaCare that would meet the needs of the blind and visually impaired and the deaf and hard of hearing. This research was completed on schedule and resulted in the introduction of effective products.


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

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

            September 1, 2006 to August 31, 2007       High*       Low*
            --------------------------------------     -----       ----


                  First Quarter                        $.130       $.060
                  Second Quarter                       $.120       $.075
                  Third Quarter                        $.110       $.068
                  Fourth Quarter                       $.080       $.070


             September 1, 2007 to August 31, 2008       High*       Low*
             ------------------------------------       -----       ----

                  First Quarter                        $.080       $.070
                  Second Quarter                       $.080       $.070
                  Third Quarter                        $.070       $.070
                  Fourth Quarter                       $.070       $.010

         *The source of the high and low closing sales price information is Yahoo finance.com.

As of August 31, 2008, the Company believes there are approximately 3,800 record and beneficial holders of the Company's common stock with 5,427,625 shares issued, of which 303,925 shares are treasury stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

Summary of Statements of Comprehensive Operations

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2007          2008
                                             ----          ----

Revenues from Operations                    408,114       446,933
Net Income (Loss)                           (74,332)      (68,525)
Income (Loss) per Common Share                (0.01)        (0.01)

Summary of Comprehensive Balance Sheet

YEAR ENDED                                  Aug.31,       Aug.31,
                                             2007          2008
                                             ----          ----

Total Assets                                929,270        938,232
Total Liabilities                         1,079,735      1,187,305
Shareholder's Equity (deficit)             (150,465)      (249,073)

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

Comparison of Fiscal Year Ended August 31, 2007 and 2008

The Company's net sales were $446,933 for the year ended August 31, 2008 compared to $408,114 during the year ended August 31, 2007, an increase of approximately 9.51% from the prior period. Increased sales were largely attributed to increased spending by the Company's regular customers, the additional training and product requirements for Alexian Brothers, growing internet interest in the Company's products and sales to its German distributor. Gross profit for the years ended August 31, 2007 and 2008 was $293,934 and $273,575 respectively, a decrease of approximately 6.9% from the prior period. The decrease in gross profit was related primarily to_reallocation of training cost from administrative expense to cost of sales (see below). Gross profit margin for the years ended August 31, 2007 and 2008 were 72% and 61%, respectively.

Selling, general and administrative expenses decreased from $428,922 in the year ended August 31, 2007 to $369,518 in the year ended August 31, 2008. Decreased selling, general and administrative expenses for the 2008 year were primarily the result of the reclassification of monies paid to outside service providers and one employee for training to clients. These increases and cost of sales were, however, offset by grant funding totaling approximately $55,304 for year 2008, which was recorded as a reduction of selling, general and administrative expenses. Loss from operations for the years ended August 31, 2007 and 2008 were ($134,988) and ($95,943), respectively, an improvement of approximately 28.9%.

Net loss decreased from ($74,332) for the year ended August 31, 2008 to ($68,525) for the year ended August 31, 2008, a decrease of 7.8%.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At August 31, 2008, the Company had cash on hand of $335,427 and marketable securities of $193,198. At August 31, 2008, the Company has accounts payable of $38,706 and accounts payable and accrued salaries owing to its officers of $1,148,599.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2008, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2008, and the results of its operations, and its cash flows for the years ended August 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.





Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
December 15, 2008

                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2008


                      ASSETS
                      ------

  Current assets:
  Cash                                                              $   335,427
  Accounts receivable - trade                                            88,191
  Inventory                                                              63,332
                                                                    -----------

      Total current assets                                              486,950
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $283,824                                  253,432
                                                                    -----------

Available for sale securities                                           193,198
Other assets                                                              4,652
                                                                    -----------

                                                                        197,850
                                                                    -----------
Total Assets
                                                                    $   938,232
                                                                    ===========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                             $    38,706
  Accrued salaries - officers                                         1,148,599
                                                                    -----------

      Total current liabilities                                       1,187,305
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625
  issued and 5,123,700 outstanding                                          543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,962,653)
                                                                    -----------

                                                                        (65,924)
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------

                                                                       (213,975)
Other comprehensive income:
 Unrealized (loss) on marketable securities                             (35,098)
                                                                    -----------

                                                                       (249,073)


Total Liabilities and Stockholders' (Deficit)                       $   938,232
                                                                    ===========


                 See accompanying notes to financial statements.

                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2007 and 2008

                                                         2008           2007
                                                         ----           ----

Sales, net                                           $   446,933    $   408,114
Cost of sales                                            173,358        114,180
                                                     -----------    -----------

Gross profit                                             273,575        293,934

Selling, general and administrative expenses             369,518        428,922
                                                     -----------    -----------

(Loss) from operations                                   (95,943)      (134,988)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities              (279)        32,810
  Interest and dividend income                            27,697         27,846
                                                     -----------    -----------

                                                          27,418         60,656
                                                     -----------    -----------

(Loss) before income taxes                               (68,525)       (74,332)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net (loss)                                           $   (68,525)   $   (74,332)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========


 Weighted average shares outstanding                   5,427,625      5,427,625
                                                     ===========    ===========


  Net (loss)                                         $   (68,525)   $   (74,332)
   Unrealized loss from investments, net of
    income taxes                                         (30,083)       (25,940)
                                                     -----------    -----------

  Comprehensive (loss)                               $   (98,608)   $  (100,272)
                                                     ===========    ===========


                 See accompanying notes to financial statements.


                                                      Mammatech Corporation
                                              Statement of Stockholders' (Deficit)
                                              Years Ended August 31, 2007 and 2008

                                                                                      Unrealized gain
                                                             Additional                 (loss) on
                                   Common                      Paid-in      Treasury      Marketable     Accumulated
                                   Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, August 31, 2006           5,427,625   $       543   $ 2,896,186   $  (148,051)   $    20,925    $(2,819,796)   $   (50,193)

Increase in market value of
  securities                            --            --            --            --          (25,940)          --          (25,940)

Net (loss) for the year                 --            --            --            --             --          (74,332)       (74,332)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2007            5,427,625           543     2,896,186      (148,051)        (5,015)    (2,894,128)      (150,465)

Decrease in market value of
  securities                            --            --            --            --          (30,083)          --          (30,083)

Net (loss) for the year                 --            --            --            --             --          (68,525)       (68,525)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2008            5,427,625   $       543   $ 2,896,186   $  (148,051)   $   (35,098)   $(2,962,653)   $  (249,073)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                                 See accompanying notes to financial statements.




                                                 Mammatech Corporation
                                                Statements of Cash Flows
                                          Years Ended August 31, 2008 and 2007


                                                                                     2008                2007
                                                                                     ----                ----


Net (loss)                                                                        $ (68,525)          $ (74,332)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                      20,000              20,000
  Realized (gain)loss on marketable securities                                          279             (32,810)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, trade                                 (64,694)             37,784
  (Increase) decrease in inventory                                                   22,345               1,707
  (Increase) decrease in other assets                                                  (580)               (950)
  Increase (decrease) in accounts payable and accrued salaries - officers           105,620             105,620
  Increase (decrease) in accounts payable and accrued expenses                        1,950             (15,785)
                                                                                  ---------           ---------

  Net cash provided by (used in) operating activities                                16,395              41,234
                                                                                  ---------           ---------


Cash flows from investing activities:
  Purchase of available for sale securities                                         (15,820)           (151,138)
  Proceeds from the sale of available for sale securities                            10,190             417,122
  Acquisition of property and equipment                                              (3,227)              2,164
                                                                                  ---------           ---------

Net cash provided by investing activities                                            (8,857)            268,148
                                                                                  ---------           ---------


Cash flows from financing activities:
  Payment of notes payable                                                             --                (5,200)
                                                                                  ---------           ---------

Net cash (used in) financing activities                                                --                (5,200)
                                                                                  ---------           ---------

Increase in cash                                                                      7,538             304,182
Cash and cash equivalents,
 beginning of year                                                                  327,889              23,707
                                                                                  ---------           ---------

Cash and cash equivalents,
 end of year                                                                      $ 335,427           $ 327,889
                                                                                  =========           =========

Supplemental cash flow information:
  Cash paid for interest                                                          $    --             $    --
                                                                                  =========           =========

  Cash paid for income taxes                                                      $    --             $    --
                                                                                  =========           =========


                                     See accompanying notes to financial statements.





                    Mammatech Corporation
                Notes to Financial Statements
                       August 31, 2008


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

Cash and Cash Equivalents

Cash and cash equivalents, consist of cash and term deposits with original maturities of less than 90 days. Cash at a single financial institution totaled
$331,458 at August 31, 2008.

Estimates

The preparation of the Company's financial statements requires management to use estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash and cash equivalents, available for sale securities, accounts receivable - trade, and accounts payable, and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, available for sale securities and accounts receivable - trade.




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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $8,202 and $4,701 for the years ended August 31, 2008 and 2007.

Research and Development

Research and development is charged to operations as incurred.




Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business
Combinations" ("SFAS 141R"). This statement replaces SFAS 141, "Business
Combinations". The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines which information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for our fiscal year beginning September 1, 2008 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in
Consolidated Financial Statements" (SFAS 160), which will be effective for our fiscal year beginning September 1, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, "Effective Date of
FASB Statement No. 157" (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company is currently assessing the impact, if any, of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities - an Amendment of FASB Statement No. 133"
(SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.
Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.




In April 2008, the FASB FSP 142-3, "Determination of the Useful Life of
Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other
Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S.
generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The
Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB FSP No. APB 14-1 "Accounting for Convertible Debt
Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash
Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted
Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC". This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.


Note 2. Related Party Transactions

During prior years, two officers of the Company made advances aggregating
$11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 at August 31, 2008.

Through August 31, 2008, the Company accrued an aggregate of $1,141,969 in unpaid salaries due to two officers.




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


Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $228,296 and fair market value of $193,198 at August 31, 2008, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time. The proceeds from the sale of marketable securities were $10,190 and $417,122 during the years ended August 31, 2008 and 2007.

The gross realized gains (losses) on sales of available-for-sale securities were $(278) and $32,810 during the years ended August 31, 2008 and 2007. The adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $30,083 and $25,940 during the years ended August 31, 2008 and 2007, and totaled $(35,098) at August 31, 2008.


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2007 and 2008:

                                                         2007             2008
                                                         ----             ----

Land and building                                      $293,520         $293,520
Furniture and equipment                                 244,121          247,348
Leasehold improvements                                   16,388           16,388
                                                       --------         --------
                                                        554,029          557,256

Less: accumulated depreciation                          283,824          303,824
                                                       --------         --------
                                                       $270,205         $253,432
                                                       ========         ========

Depreciation charged to operations was $20,000 during the years ended August 31, 2008 and 2007.




Note 5. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.


Note 6. Concentration of Credit Risk/Major Customers

At August 31, 2008, three customers represented 58% of the accounts receivable balance. One of these customers represented 13% of sales revenue for the year ended August 31, 2008.

During the years ended August 31, 2008 and 2007, the Company had sales to a single customer that accounted for approximately 10% and 19% of its total sales.
This customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $71,904 and $97,963 during the years ended August 31, 2008 and 2007.


Note 7. Income Taxes

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

At August 31, 2008, the Company had net operating loss carryforwards aggregating approximately $346,000, which expire from 2022 through 2027.

At August 31, 2008, the deferred tax asset related to the net operating loss carryforwards of approximately $118,000 has been fully reserved. The change in the valuation allowance was approximately $18,000 during the year ended August
31, 2008.



The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                                 Year Ended August 31,
                                                     2008     2007

   Tax at federal statutory rates                     34%      34%
   Operating loss carry forward                      (34)     (34)
                                                     ---      ---
                                                      - %      - %
                                                     ===      ===

Note 8. Grants

The Company was awarded a Phase I SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase I grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard
Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. During the year ended August 31, 2007, the Company received $93,000 in funding under the grant. The grant funds are used for equipment, consultants and staff to develop the PAD technology. The
Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses. The grant funds were depleted as of March 2008. There are no other grants pending.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the
Exchange Act), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at August 31, 2008, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief
Executive Officer and Chief Financial Officer. Based upon that evaluation, our
Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic
SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended August 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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


ITEM 8 B. OTHER INFORMATION

Not Applicable




PART III

ITEM 9. DIRECTORS, EXUCUTIVE OFFICERS, PROMOTERS AND OCNTROL PEROSNS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT


The following persons are the executive officers and directors of the Company.

Name                         Age    Position with the Company
----                         ---    -------------------------

Mark Kane Goldstein, Ph.D.   70     Chairman of the Board, Vice President,
                                    Secretary, Director

Henry S. Pennypacker, Ph.D.  71     President, Chief Executive Officer, Director

Mary Bailey Sellers          60     Treasurer, Chief Financial Officer, Director


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

Board Meetings; Nominating and Compensation Committees
------------------------------------------------------

The Board of Directors held no special meetings of directors during the fiscal year ended August 31, 2008. In addition, the board of directors took no actions by written consent of all of the directors. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.




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

Section 16(a) Reporting Compliance
----------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended August 31, 2008 beneficial owners complied with the
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities filed a Form 3 with the SEC and has had no change of ownership since such filing.





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

During the last two fiscal years, except as set forth in this paragraph, the Company has not provided any annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees. The
Company did pay a bonus to one of its executive officers during 2007 and 2008, and the Company provides health insurance coverage through a third party carrier on Ms. Sellers and her spouse for which the Company pay 50% of the monthly premium of approximately $600. In 2006, the Company also provided one of its executive officers with a stock bonus under which the shares of common stock issued were valued by the Board at the time of issuance and were fully vested and non-forfeitable.

The Company has no stock option or equity plan.


Summary Compensation Table
--------------------------


The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the years ended August 31, 2007 and 2008.

------------------------------------------------------------------------------------------------------------------------------------
           (a)              (b)       (c)        (d)      (e)       (f)         (g)          (h)            (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Non-equity   Non-qualified
                                                                              Incentive    Deferred
                                                         Stock     Option        Plan    Compensation    All Other        Total
   Name and Principal       Year      Salary     Bonus   Awards    Awards    Compensation   Earnings   Compensation    Compensation
        Position                       ($)        ($)      ($)       ($)         ($)          ($)          ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------

Mark K.                     2008     $65,000      $0       $0        $0          $0           $0           $0                $65,000
Goldstein(Chairman, Vice    2007     $65,000      $0       $0        $0          $0           $0           $0                $65,000
Pres. and Secretary) (1)

------------------------------------------------------------------------------------------------------------------------------------
Henry S. Pennypacker        2008     $65,000      $0       $0        $0          $0           $0           $0                $65,000
(CEO and Pres.)(2)          2007     $65,000      $0       $0        $0          $0           $0           $0                $65,000

------------------------------------------------------------------------------------------------------------------------------------
Mary S. Sellers (CFO and    2008     $40,000    $2,000     $0        $0          $0           $0          $3,600            $45,600
Treas.) (3)                 2007     $40,000    $5,000     $0        $0          $0           $0          $3,600            $48,600

------------------------------------------------------------------------------------------------------------------------------------




     (1) Mark K. Goldstein had earned unpaid salary for 2007 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above chart. Mark K. Goldstein had earned unpaid salary for 2008 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above.

     (2) Henry S. Pennypacker had earned unpaid salary for 2007 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above chart. Henry S. Pennypacker had earned unpaid salary for 2008 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above.

     (3) Ms. Sellers' other compensation is the value of the health insurance program partially paid by the Company (see above CD&A).

Except as set forth above, the Company paid no perquisites or other personal benefits for its executive officers during 2007 and 2008, other than expense reimbursements.

Employment Agreements
---------------------

The Company has no employment agreements with its executive officers, and there are no severance or change of control payments provided under any agreement.

Compensation of Directors
-------------------------

During 2007 and 2008, the executive officers did not receive separate compensation for their services as a directors. All directors receive reimbursement of expenses but no fees for serving as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 12, 2008, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs will total approximately
$21,358 for the year ended August 31, 2008.

(b) Audit-Related Fees

During fiscal 2007 and 2008 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.

(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. For the year ended August 31, 2008, we will pay approximately $2,000.




(d) All Other Fees

During fiscal 2007 and 2008 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c).

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


MAMMATECH CORPORATION


By: /s/ Henry S. Pennypacker
    ------------------------
Henry S. Pennypacker, President,
Chief Executive Officer, Director

Date: December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        December 12, 2008
-----------------------        Vice President, Secretary,
Mark Kane Goldstein            Director



/s/ Henry S. Pennypacker       President, Chief Executive    December 12, 2008
------------------------       Officer, Director
Henry S. Pennypacker


/s/ Mary Bailey Sellers        Treasurer, Chief Financial    December 12, 2008
-----------------------        Officer, Director
Mary Bailey Sellers

