Form 10-Q
period 2008-11-30
MAMMATECH CORP
filed 2009-01-21
CIK 704366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

  [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _____ to _______

                       Commission File Number: 333-107179

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

                    930 NW 8th Ave Gainesville, Florida 32601
                    -----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (352) 375-0607

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                           if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  [ X ]     No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer  [ ]              Accelerated filer            [ ]
Non-accelerated filer     [ ]              Smaller reporting company    [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [ ]    No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,700 shares of common stock, par value $0.0001, outstanding as of January 20, 2009.


================================================================================





                                             MAMMATECH CORPORATION

                                                       Index

                                                                                                            Page
                                                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.          Financial Statements
                 Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008                          1
                 Statements of Operations for the three months ended November 30, 2008 and 2007               3
                  (unaudited)
                 Statements of Cash Flows for the three months ended November 30, 2008 and 2007               4
                  (unaudited)
                 Notes to Financial Statements (unaudited)                                                    5
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                   7
                 Operation

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                  11

Item 4.          Controls and Procedures                                                                     11


Part II - OTHER INFORMATION
Item 1.           Legal Proceedings                                                                          12

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                12

Item 3.           Defaults upon Senior Securities                                                            12

Item 4.           Submission of Matters to a Vote of Security Holders                                        12

Item 5.           Other Information                                                                          12
Item 6.           Exhibits                                                                                   12

SIGNATURES                                                                                                   13





                                                  PART I - FINANCIAL INFORMATION


                                                       Mammatech Corporation
                                                           Balance Sheet
                                                               2008
                                                            (unaudited)

                                                                                         November 30,         August 31,
                                                                                            2008                 2008
ASSETS                                                                                    Unaudited             Audited
                                                                                          ---------            -------
Current assets:
  Cash                                                                                    $   342,440             335,447
  Accounts receivable - trade                                                                  18,194              88,191
  Inventory                                                                                    80,551              63,332
                                                                                          -----------         -----------
      Total current assets                                                                    441,185             486,950
                                                                                          -----------         -----------

Property and equipment, at cost, net of accumulated depreciation of $288,824                  248,832             253,432
                                                                                          -----------         -----------

Available for sale securities                                                                 117,941             193,198
Other assets                                                                                    4,652               4,652
                                                                                          -----------         -----------
                                                                                              122,593             197,850
                                                                                          -----------         -----------
TOTAL ASSETS                                                                              $   812,610             938,232
                                                                                          ===========         ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                                   $    32,691              38,706
  Accounts payable and accrued salaries - officers                                          1,175,004           1,148,599
                                                                                          -----------         -----------

      Total current liabilities                                                             1,207,695           1,187,305
                                                                                          -----------         -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,700 issued
  and 5,427,625 outstanding                                                                       543                 543
 Additional paid-in capital                                                                 2,896,186           2,896,186
 Accumulated (deficit)                                                                     (3,033,408)         (2,962,653)
                                                                                          -----------         -----------
                                                                                             (136,679)            (65,924)

 Treasury stock, at cost, 303,925 shares                                                     (148,051)           (148,051)
                                                                                          -----------         -----------
                                                                                             (284,730)           (213,975)

Other comprehensive income:
 Unrealized gain (loss) on marketable securities                                             (110,355)            (35,098)
                                                                                          -----------         -----------
                                                                                            (395,085)            (249,073)
                                                                                          -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                             $   812,610         $   938,232
                                                                                          ===========         ===========


                              The accompanying notes are an integral part of  these financial statements.




                                           Mammatech Corporation
                                  Statements of Comprehensive Operations
                                       Three Months Ended November 30,
                                                (Unaudited)

                                                                  2007                      2008
                                                                  ----                      ----

Sales, net                                                     $    84,480                $    90,969
Cost of sales                                                       28,834                     48,799
                                                               -----------                -----------
Gross profit                                                        55,646                     42,170
                                                               -----------                -----------

Selling, general and administrative expenses                       117,665                    116,144
                                                               -----------                -----------
(Loss) from operations                                             (62,019)                   (73,974)
                                                               -----------                -----------

Other income and (expense):
  (Loss) on sale of investment securities                             (279)                      --
  Interest and dividend income                                       8,067                      3,219
                                                               -----------                -----------
                                                                     7,788                      3,219
                                                               -----------                -----------

(Loss) before income taxes                                         (54,231)                   (70,755)
Provision for income taxes                                            --                         --
                                                               -----------                -----------
Net (loss)                                                     $   (54,231)               $   (70,755)
                                                               ===========                ===========

Basic and fully diluted earnings per share:
 Net (loss)                                                    $     (0.01)               $     (0.01)
                                                               ===========                ===========
 Weighted average shares                                         5,427,625                  5,427,625
                                                               ===========                ===========

  Net (loss)                                                   $   (54,231)               $   (70,755)
   Unrealized (loss) from investments, net of
    income taxes                                                    (5,001)                   (75,257)
                                                               -----------                -----------
  Comprehensive (loss)                                         $   (59,232)               $  (146,012)
                                                               ===========                ===========


           The accompanying notes are an integral part of these financial statements.




                                        Mammatech Corporation
                                      Statements of Cash Flows
                             Three Months Ended November 30, 2007 and 2008


                                                                      2007                  2008
                                                                      ----                  ----

Net (loss)                                                         $ (35,561)            $ (70,755)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                        --                   4,600
   Realized loss on marketable securities                              3,190                  --
Changes in assets and liabilities:
    Decrease in accounts receivable, trade                            13,456                69,997
    (Increase) decrease in inventory                                   6,668               (17,219)
Increase in accounts payable and accrued salaries - officers          26,405                26,405
    Increase (decrease) in accounts payable and accrued expenses       5,039                (6,015)
                                                                   ---------             ---------
  Net cash provided by (used in) operating activities                 21,197                (7,013)
                                                                   ---------             ---------

Cash flows from investing activities:
   Purchase of available for sale securities                         (76,278)             (150,420)
   Proceeds from the sale of available for sale securities           116,005               150,420
   Net sales of fixed assets                                           4,050                  --
                                                                   ---------             ---------
Net cash provided by investing activities                             43,777                  --
                                                                   ---------             ---------

Cash flows from financing activities:
   Payment of notes payable                                           (5,200)                 --
                                                                   ---------             ---------
Net cash (used in) financing activities                               (5,200)                 --
                                                                   ---------             ---------

Increase (decrease) in cash                                           59,774                (7,013)

Cash and cash equivalents,
 beginning of period                                                  23,707               335,427
                                                                   ---------             ---------
Cash and cash equivalents,
 end of period                                                     $  83,481             $ 342,440
                                                                   =========             =========


            The accompanying notes are an integral part of these financial statements




                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2008, and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.


(2)      Use of Estimates

The preparation of the Company's financial statements requires management to use estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.


(3)      Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

(4)      Earnings Per Share

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


(5)      Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.


(6)      Available For Sale Securities

Marketable securities consist of the following at November 30, 2008: Mutual funds and equity securities with a fair market value of $117,941. The cost basis of these securities is $212,476.


The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $75,257 during the three months ended November 30, 2008, and $5,001 at November 30, 2007.




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

Recent Developments

During the year ended August 31, 2008 fiscal year, the Company trained and certified 17 MammaCare Specialists, 29 MammaCare Clinical Breast Examiners and
109 MammaCare Breast Self Exam (BSE) Instructors. During the three months ended
November 30, 2008, the Company trained and certified 10 MammaCare Specialists, 0
MammaCare Clinical Breast Examiners and 18 MammaCare Breast Self Exam (BSE)
Instructors. These new certifications were related to the Company's German affiliate and the Company's new relationship with Alexian Brothers Hospital
Network, discussed below.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad. The Company concluded negotiations with Alexian Brothers Hospital Network in Elk Grove Village, IL, and a MammaCare Training Center was opened in that location in December 2006..

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment
Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been included in a number of academic institutions. However, there can be no assurances, that significant income will result from these programs

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.







Results of Operations

Comparison of Three Months Ended November 30, 2008 and 2007
-----------------------------------------------------------

The Company's net sales were $90,969 for the three months ended November 30, 2008 compared to $84,480 during the three months ended November 30, 2007, an increase of approximately 7.68% from the prior period. Gross profit for the three months ended November 30, 2008 and 2007 was $42,170 and $55,646, respectively, a decrease of approximately 24.2% from the prior period due to an increase in sales and an increase in spending on advertising MammaCare trainings and products. Gross profit margin for the three months ended November 30, 2008 and 2007 was 46.4% and 65.8%, respectively.

Selling, general and administrative expenses decreased from $117,665 for the three months ended November 30, 2007 to $116,144 for the three months ended
November 30, 2008. Loss from operations for the three months ended November 30, 2007 and 2008 was ($62,019) and ($73,974), respectively, an increase of approximately 19.28% from the prior period.

The Company had net loss of ($70,755) for the three months ended November 30, 2008 and net loss of ($54,231) for the three months ended November 30, 2007.
This change was primarily related to the increased operating loss for the current period which resulted primarily from an increase in research and development costs associated with the company's Palpation Assessment Device.
Specifically, a number of prototype examples have been purchased and a royalty payment to the University of West Virginia has been tendered.





Liquidity and Capital Resources

The Company has no immediate liquidity problems. At November 30, 2008, the Company had cash on hand of $342,440 and marketable securities of $117,941. At
November 30, 2008, the Company has accounts payable and accrued salaries owing to its officers of $1,207,694. During the three months ended November 30, 2008, the Company had net loss if 75,257.

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









ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         N/A

ITEM 4.  Controls and Procedures

         (a) During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial
Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and
Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         No legal proceedings are pending or threatened to the best of our knowledge.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS

         The following is a complete list of exhibits filed as part of this Form
10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

         31       Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.








SIGNATURES

         In accordance with the requirements of Section 12 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAMMATECH CORPORATION


                                         By: /s/  Henry Pennypacker
Dated: January 20, 2009                      ----------------------------------
                                              Henry Pennypacker,
                                              Chief Executive Officer




                                        By:  /s/  Mary B. Sellers
                                             ----------------------------------
                                             Mary B. Sellers
                                             Chief Financial Officer


                                       11