Form 10KSB/A
period 2008-08-31
MAMMATECH CORP
filed 2009-02-13
CIK 704366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

State the aggregate market value of the company's common stock held by non-affiliates as of February 6, 2009, (based on a closing bid price of $0.01 per share): $24,179

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,427,625 Shares of Common Stock outstanding as of February 13, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                              MAMMATECH CORPORATION
                                   FORM 10-KSB

                                      INDEX

PART I

Item 1.   Description Of Business.                                                      3

Item 2.   Description Of Property.                                                      6

Item 3.   Legal Proceedings.                                                            6

Item 4.   Submission Of Matters To A Vote Of Security Holders.                          6


PART II

Item 5.   Market For Common Equity And Related Stockholder Matters.                     6

Item 6.   Management's Discussion And Analysis Or Plan Of Operation.                    7

Item 7.   Financial Statements.                                                         9

Item 8.   Changes In And Disagreements With Accountants On Accounting And
              Financial Disclosure.                                                    19

Item 8A   Controls And Procedures                                                      19

Item 8B   Other Information                                                            19


PART III

Item 9.    Directors, Executive Officers, Promoters And Control Persons;
              Compliance With Section 16(A) Of The Exchange Act                        20

Item 10.  Executive Compensation                                                       23

Item 11.  Security Ownership Of Certain Beneficial Owners And Management               24

Item 12.  Certain Relationships And Related Transactions                               24

Item 13.  Exhibits                                                                     25

Item 14.  Principal Accountant and Services.                                           25

Signatures                                                                             27





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

The MammaCare Professional Learning System consists of a teaching model, a 24-minute video cassette, and practice kit. The teaching model is a patented breast model, designed to teach the difference between the feel of normal, nodular breast tissue and the feel of small lesions. The video cassette guides the learner through a series of step-by-step exercises, first on the models, then on her own breast tissue. This is intended to lead to mastery level proficiency in palpation, search technique and lump detection. The practice kit contains a "take-home" breast model, a written review manual, a reminder calendar and a record booklet.

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

The research was conducted at the University's Center for Ambulatory Studies.
Except for a National Cancer Institute grant made directly to the University in 1977 and one small direct University grant, the research was not directly sponsored by the University; instead, it was concluded at the University's facilities under the supervision of the Company's management (and a third person) as part of their normal faculty research duties. The University released its rights to this research.

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

The second training program leads to a Breast Self Examination Instructor certificate. It is a two-day training session for health care professionals which enable them to instruct women in the use of the MammaCare technique. These certification procedures are used by the Company to control the quality of its training. It is a matter of resolute Company policy that a woman's mastery of the MammaCare System will only be evaluated by a trained MammaCare Specialist.
MammaCare Specialists are empowered to train and certify MammaCare Associates at their own sites.

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

During the last several fiscal years, the Company has intensified its efforts to offer MammaCare overseas (See Management Discussion below). The Company has developed an extensive customer base in Canada and anticipates increased activity in that country as the trade barriers continue to be dismantled as a result of NAFTA. The Company has trained a number of MammaCare Specialists who live and work in Canada and maintains close professional ties to these individuals.

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


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's executive offices and MammaCare Center are located at 930 NW 8th
Avenue, Gainesville, Florida. The Company's offices are approximately 2,700 square feet. These facilities are adequate for the Company's current business operations. The Company purchased this office facility from a shareholder in May
2005.

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




Comparison of Fiscal Year Ended August 31, 2007 and 2008

The Company's net sales were $446,933 for the year ended August 31, 2008 compared to $408,114 during the year ended August 31, 2007, an increase of approximately 9.51% from the prior period. Increased sales were largely attributed to an increased spending by the Company's regular customers, the additional training and product requirements for Alexian Brothers, growing internet interest in the Company's products and sales to its German distributor.

In fiscal year ending August 2008, certain professional fees were reclassified to cost of sales. In prior years, cost of sales contained only materials used in the manufacture of tangible goods. Cost of sales now includes fees paid to health care professionals for services in conducting Mammatech's training courses. The impact on cost of sales, gross profit and selling, general and administrative expensive is as follows:

In fiscal years ending 2007 and 2008, $37,791 and $57,562, respectively, were reclassified from selling, general, and administrative cost to cost of sales, resulting in a 49.7% increase in cost of sales for fiscal year ending 2007 and an increase in cost of sales of 33.1% in fiscal year ending 2008. These reclassifications resulted in a gross profit of $256,143 in fiscal year ending
2007 and $273,575 in fiscal year ending 2008, an increase of 6.8%.

The reclassification of professional fees to cost of sales in fiscal year ending
2007 resulted in a decrease of selling, general and administrative expenses from $428,922 to $391,131, or a decrease of 8.8%. The reclassification of professional fees to cost of sales in fiscal year ending 2008 resulted in a decrease of selling, general and administrative expenses from $427,080 to $369,518, or a decrease of 13.5%.

There was no net effect to loss from operations for either fiscal years ending
2007 and 2008.

Loss from operations for the years ended August 31, 2007 and 2008 were ($134,988) and ($95,943), respectively, an improvement of approximately 28.9%.

Net loss decreased from ($74,332) for the year ended August 31, 2008 to ($68,525) for the year ended August 31, 2008, or a decrease of 7.8%.


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




ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheet of Mammatech Corporation as of August 31, 2008, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years ended August 31, 2007 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2008, and the results of its operations, and its cash flows for the years ended August 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.





Stark Winter Schenkein & Co., LLP


Denver, Colorado
December 15, 2008





                              Mammatech Corporation
                                  Balance Sheet
                                 August 31, 2008

                                     ASSETS
                                     ------

  Current assets:
  Cash                                                              $   335,427
  Accounts receivable - trade                                            88,191
  Inventory                                                              63,332
                                                                    -----------

      Total current assets                                              486,950
                                                                    -----------

Property and equipment, at cost, net of
  accumulated depreciation of $303,824                                  253,432
                                                                    -----------

Available for sale securities                                           193,198
Other assets                                                              4,652
                                                                    -----------

                                                                        197,850
                                                                    -----------
Total Assets                                                        $   938,232
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
                                                                    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625
  issued and 5,427,625 outstanding                                          543
 Additional paid-in capital                                           2,896,186
 Accumulated (deficit)                                               (2,962,653)
                                                                    -----------

                                                                        (65,924)
 Treasury stock, at cost, 303,925 shares                               (148,051)
                                                                    -----------

                                                                       (213,975)
Other comprehensive income:
 Unrealized (loss) on marketable securities                             (35,098)
                                                                    -----------

                                                                       (249,073)
                                                                    -----------

Total Liabilities and Stockholders' (Deficit)                       $   938,232
                                                                    ===========

                 See accompanying notes to financial statements.



                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2007 and 2008

                                                         2008           2007
                                                         ----           ----

Sales, net                                           $   446,933    $   408,114
Cost of sales                                            173,358        151,971
                                                     -----------    -----------

Gross profit                                             273,575        256,143
Selling, general and administrative expenses             369,518        391,131
                                                     -----------    -----------

(Loss) from operations                                   (95,943)      (134,988)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities              (279)        32,810
  Interest and dividend income                            27,697         27,846
                                                     -----------    -----------

                                                          27,418         60,656
                                                     -----------    -----------

(Loss) before income taxes                               (68,525)       (74,332)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net (loss)                                           $   (68,525)   $   (74,332)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,427,625      5,427,625
                                                     ===========    ===========

  Net (loss)                                         $   (68,525)   $   (74,332)
   Unrealized loss from investments, net of
    income taxes                                         (30,083)       (25,940)
                                                     -----------    -----------

  Comprehensive (loss)                               $   (98,608)   $  (100,272)
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



                                                Mammatech Corporation
                                               Statements of Cash Flows
                                        Years Ended August 31, 2008 and 2007

                                                                                    2008                2007
                                                                                    ----                ----

Net (loss)                                                                       $ (68,525)          $ (74,332)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                     20,000              20,000
  Realized (gain) loss on marketable securities                                        279             (32,810)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, trade                                (64,694)             37,784
  (Increase) decrease in inventory                                                  22,345               1,707
  (Increase) decrease in other assets                                                 (580)               (950)
  Increase (decrease) in accounts payable and accrued salaries - officers          105,620             105,620
  Increase (decrease) in accounts payable and accrued expenses                       1,950             (15,785)
                                                                                 ---------           ---------

  Net cash provided by (used in) operating activities                               16,395              41,234
                                                                                 ---------           ---------

Cash flows from investing activities:
  Purchase of available for sale securities                                        (15,820)           (151,138)
  Proceeds from the sale of available for sale securities                           10,190             417,122
  Acquisition of property and equipment                                             (3,227)              2,164
                                                                                 ---------           ---------

Net cash provided by (used in) investing activities                                 (8,857)            268,148
                                                                                 ---------           ---------

Cash flows from financing activities:
  Payment of notes payable                                                            --                (5,200)
                                                                                 ---------           ---------

Net cash (used in) financing activities                                               --                (5,200)
                                                                                 ---------           ---------

Increase (Decrease) in cash                                                          7,538             304,182
Cash and cash equivalents,
 beginning of year                                                                 327,889              23,707
                                                                                 ---------           ---------

Cash and cash equivalents,
 end of year                                                                     $ 335,427           $ 327,889
                                                                                 =========           =========

Supplemental cash flow information:
  Cash paid for interest                                                         $    --             $    --
                                                                                 =========           =========

  Cash paid for income taxes                                                     $    --             $    --
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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

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

Cash and Cash Equivalents

Cash and cash equivalents, consist of cash and term deposits with original maturities of less than 90 days. Cash at a single financial institution totaled
$331,457 at August 31, 2008.

Estimates

The preparation of the Company's financial statements requires management to use estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company's short-term financial instruments consist of cash and cash equivalents, available for sale securities, accounts receivable-trade, accounts payable, and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, available for sale securities and accounts receivable-trade.

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

Research and Development

Research and development is charged to operations as incurred. Amounts charged to Research and development were $13,415 and $3,690 for the years ended August
31, 2007 and 2008.

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

The gross realized gains (losses) on sales of available-for-sale securities were $(279) and $32,810 during the years ended August 31, 2008 and 2007. The adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $(30,083) and $(25,940) during the years ended August 31, 2008 and 2007, and totaled $(35,098) at August 31, 2008.


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2007 and 2008:

                                                         2007             2008
                                                       --------         --------
Land and building                                      $293,520         $293,520
Furniture and equipment                                 244,121          247,348
Leasehold improvements                                   16,388           16,388
                                                       --------         --------
                                                        554,029          557,256
Less: accumulated depreciation                          283,824          303,824
                                                       --------         --------
                                                       $270,205         $253,432
                                                       ========         ========

Depreciation charged to operations was $20,000 and $20,000 during the years ended August 31, 2008 and 2007.


Note 5. Note Payable

At August 31, 2006, the Company had an unsecured demand note payable due to a vendor of $5,200 with interest at 8% per annum. This note was repaid in 2007.


Note 6. Commitments and Contingencies

The Company does not maintain product liability insurance related to its product line. It is unable to estimate the risks and possible economic consequences related to its decision not to carry this type of insurance.


Note 7. Concentration of Credit Risk/Major Customers

During the years ended August 31, 2008 and 2007, Company sales to a single customer accounted for approximately 10% and 19% of its total sales, respectively. The customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands, the Company feels it would be able to locate another suitable manufacturer or manufacturers.

The Company made sales to customers located in foreign countries amounting to $71,895 and $97,963 during the years ended August 31, 2008 and 2007, respectively.


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

                                              Year Ended August 31,
                                             2008               2007
                                             ----               ----

   Tax at federal statutory rates             34%                 34%
   Operating loss carry forward              (34)                (34)
                                             ---                 ---
                                              - %                 - %
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




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES.


                              MAMMATECH CORPORATION
             MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL
                                    REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

     o Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of August 31, 2008.


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

------------------------------------------------------------------------------------------------------------------------------------
           (a)             (b)      (c)      (d)     (e)      (f)         (g)          (h)            (i)              (j)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Non-equity   Non-qualified
                                                                       Incentive    Deferred
                                                    Stock    Option      Plan     Compensation      All Other          Total
   Name and Principal            Salary    Bonus    Awards   Awards   Compensation  Earnings     Compensation      Compensation
        Position          Year      ($)      ($)     ($)      ($)         ($)          ($)            ($)              ($)
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


Compensation of Directors
-------------------------

During 2007 and 2008, the executive officers did not receive separate compensation for their services as directors. All directors receive reimbursement of expenses but no fees for serving as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 13, 2009, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

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


MAMMATECH CORPORATION


By: /s/ Henry S. Pennypacker
    -----------------------------
Henry S. Pennypacker, President,
Chief Executive Officer, Director

Date: February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        February 13, 2009
-----------------------        Vice President, Secretary,
Mark Kane Goldstein            Director


/s/ Henry S. Pennypacker       President, Chief Executive    February 13, 2009
------------------------       Officer, Director
Henry S. Pennypacker


/s/ Mary Bailey Sellers        Treasurer, Chief Financial    February 13, 2009
-----------------------        Officer, Director
Mary Bailey Sellers


                                       27
