Form 10-Q/A
period 2008-11-30
MAMMATECH CORP
filed 2009-02-13
CIK 704366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                       N/A
         -------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

Larger accelerated filer  [   ]             Accelerated filer            [   ]
Non-accelerated filer     [   ]             Smaller reporting company    [ X ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]   No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,625 shares of common stock, par value $0.0001, outstanding as of February 13, 2009.


================================================================================



                                                MAMMATECH CORPORATION

                                                       Index

                                                                                                            Page
                                                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets at November 30, 2008 (unaudited) and August 31, 2008                          1
                 Statements of Operations for the three months ended November 30, 2008 and                    3
                 2007(unaudited)
                 Statements of Cash Flows for the three months ended November 30, 2008 and 2007               4
                 (unaudited)
                 Notes to Financial Statements (unaudited)                                                    5

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of                   7
                 Operation

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                  11

Item 4.          Controls and Procedures                                                                     11


Part II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                                          12

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                12

Item 3.           Defaults upon Senior Securities                                                            12

Item 4.           Submission of Matters to a Vote of Security Holders                                        12

Item 5.           Other Information                                                                          12

Item 6.           Exhibits                                                                                   12

SIGNATURES                                                                                                   13





                                             PART I - FINANCIAL INFORMATION

                                                Mammatech Corporation
                                                      Balance Sheets

                                                                     November 30, 2008         August 31, 2008
ASSETS                                                                  Unaudited
                                                                        ---------
Current assets:
  Cash                                                                 $   342,440               $   335,447
  Accounts receivable - trade                                               18,194                    88,191
  Inventory                                                                 80,551                    63,332
                                                                       -----------               -----------
      Total current assets                                                 441,185                   486,950
                                                                       -----------               -----------

Property and equipment, at cost, net of accumulated
depreciation of                                                            248,832                   253,432
                                                                       -----------               -----------

Available for sale securities                                              117,941                   193,198
Other assets                                                                 4,652                     4,652
                                                                       -----------               -----------
                                                                           122,593                   197,850
                                                                       -----------               -----------
TOTAL ASSETS                                                           $   812,610               $   938,232
                                                                       ===========               ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                $    32,691               $    38,706
  Accounts payable and accrued salaries - officers                       1,175,004                 1,148,599
                                                                       -----------               -----------

      Total current liabilities                                          1,207,695                 1,187,305
                                                                       -----------               -----------
Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,427,625 outstanding                                                    543                       543
 Additional paid-in capital                                              2,896,186                 2,896,186

 Accumulated (deficit)                                                  (3,033,408)               (2,962,653)
                                                                       -----------               -----------

                                                                          (136,679)                  (65,924)

 Treasury stock, at cost, 303,925 shares                                  (148,051)                 (148,051)
                                                                       -----------               -----------

                                                                          (284,730)                 (213,975)





Other comprehensive income:
 Unrealized gain (loss) on marketable securities                          (110,355)                  (35,098)
                                                                       -----------               -----------
                                                                          (395,085)                 (249,073)
                                                                       -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $   812,610               $   938,232
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




                                           Mammatech Corporation
                                          Statements of Cash Flows
                                        Three Months Ended November 30,

(Unaudited)
                                                                               2007                 2008
                                                                               ----                 ----

Net (loss)                                                                 $ (54,231)            $ (70,755)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                               5,000                 4,600
   Realized (gain) loss on marketable securities                                 279                  --
Changes in assets and liabilities:
    (Increase)decrease in accounts receivable, trade                           3,578                69,997
    (Increase) decrease in inventory                                           8,198               (17,219)
    Increase (decrease) in accounts payable and
     accrued salaries - officers                                              26,405                26,405
    Increase (decrease) in accounts payable and accrued expenses              14,885                (6,015)
                                                                           ---------             ---------
  Net cash provided by (used in) operating activities                          4,114                (7,013)
                                                                           ---------             ---------

Cash flows from investing activities:
   Purchase of available for sale securities                                    --                (150,420)
   Proceeds from the sale of available for sale securities                    10,190               150,420
   Net sales (purchased) of fixed assets                                      (1,484)                 --
                                                                           ---------             ---------
Net cash provided by (used in) investing activities                            8,706                  --
                                                                           ---------             ---------

Cash flows from financing activities:
Net cash provided by (used in) financing activities                             --                    --
                                                                           ---------             ---------

Increase (decrease) in cash                                                   12,820                (7,013)

Cash and cash equivalents,
 beginning of period                                                         327,889               335,427
                                                                           ---------             ---------
Cash and cash equivalents,
 end of period                                                             $ 340,709             $ 342,440
                                                                           =========             =========


                  The accompanying notes are an integral part of these financial statements



                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008
                                   (UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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


(4)      Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding during periods when anti-dilutive commons stock equivalents are not considered in the computation.


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

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been included in a number of academic institutions. However, there can be no assurances that significant income will result from these programs

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended November 30, 2008 and 2007
-----------------------------------------------------------

The Company's net sales were $90,969 for the three months ended November 30, 2008 compared to $84,480 during the three months ended November 30, 2007, an increase of approximately 7.7% from the prior period. Gross profit for the three months ended November 30, 2008 and 2007 was $42,170 and $55,646, respectively, a decrease of approximately 24.2% from the prior period due to increased costs of trainings. Gross profit margin for the three months ended November 30, 2008 and 2007 was 46.4% and 65.9%, respectively.

Selling, general and administrative expenses decreased from $117,665 for the three months ended November 30, 2007 to $116,144 for the three months ended November 30, 2008. Loss from operations for the three months ended November 30, 2007 and 2008 was ($62,019) and ($73,974), respectively, an increase of approximately 19.3% from the prior period.

The Company had a net loss of ($70,755) for the three months ended November 30, 2008 and net loss of ($54,231) for the three months ended November 30, 2007. This change was primarily from an increase in research and development costs associated with the Company's Palpation Assessment Device. Royalty payments will be made to the University of Virginia only after the PAD is made available for sale. As of this date the PAD is still under research and development and no sales have been made.


Liquidity and Capital Resources

The Company has no immediate liquidity problems. At November 30, 2008, the Company had cash on hand of $342,440 and marketable securities of $117,941. At November 30, 2008, the Company has accounts payable and accrued salaries owing to its officers of $1,207,695. During the three months ended November 30, 2008, the Company had net loss of $70,755 and an unrealized loss from investments of $75,257.

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

                                         MAMMATECH CORPORATION


                                         By: /s/   Henry Pennypacker
Dated: February 13, 2009                      ----------------------------------
                                              Henry Pennypacker,
                                              Chief Executive Officer

                                         By: /s/   Mary B. Sellers
Dated: February 13, 2009                     -----------------------------------
                                             Mary B. Sellers
                                             Chief Financial Officer