Form 10-K/A
period 2008-08-31
MAMMATECH CORP
filed 2009-03-27
CIK 704366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $446,933

State the aggregate market value of the company's common stock held by non-affiliates as of March 27, 2009, (based on a closing bid price of $0.01 per share): $24,179

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,123,625 Shares of Common Stock outstanding as of March 27, 2009

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

This second amendment on Form 10-K/A ("Second Amendment") to the Company's Annual Report on Form 10-K for the year ended August 31, 2008, as amended by the Company's Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on February 13, 2009 ("First Amendment"), corrects reporting errors in the Company's evaluation of Disclosure Controls and Procedures, and Managements Report on Internal Controls as included in item 8A(T). Aside from the foregoing, this Second Amendment has not been updated for events or information subsequent to the date of filing of the First Amendment. Accordingly, this Second Amendment should be read in conjunction with the Company's other filings made with the SEC.

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-K/A for the year ended August 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO concluded that the Company's disclosure controls and procedures were ineffective in ensuring that:
(a) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management acknowledges in Item 8A of 10KSB, the Company omitted management's assessment of the effectiveness of internal control over financial reporting for the fiscal year ended August 31, 2008, including a statement as to whether or not internal control over financial reporting was effective in accordance with
Item 308(T)(a)(3) of Regulation S-B.

The Company's management first discovered these reporting errors and omissions on January 30, 2009. Upon reviewing the 10KSB based on correspondence from the SEC staff concerning the 10KSB Report. Accordingly, our CEO/CFO, determined that the Company should rectify the reporting errors and omissions in the 10KSB Statements and Management's Report by filing this amended 10KSB.

Due to the inadvertent omission, The Company determined Disclosure Controls and Procedures were ineffective for the period ended August 31, 2008. The Company's CEO/CFO has taken actions to address the ineffectiveness of and deficiencies in the Company's disclosure controls and procedures and internal control over financial reporting. Specifically, in February 2009, the Company's management adopted additional review and disclosure systems designed to improve the Company's system of internal control over financial reporting, including:

     o An improved system for financial reporting to guide the Company's compliance with the requirements of Regulation S-X. Specifically, the Company's management has implemented procedures designed to ensure that the Company's consolidated financial statements include all required disclosures for all relevant periods. These procedures include (a) maintaining an open dialogue with the Company's auditors to ensure that the auditor's review of and report on the Company's year-end financial statements is complete and satisfies all relevant SEC rules and regulations; and (b) continuously reviewing the Company's financial statements while drafting quarterly and annual reports to ensure the statements have not been altered during the preparation or filing of such reports.

     o Amending the Relevant Statements and Management's Report in this Form 10-K/A in order to rectify the errors and omissions as stated above.


The Company's CEO/CFO believes that the effective implementation of the above procedures will correct the weakness cited above in its Disclosure Controls and Procedures and internal controls over financial reporting. The Company will continue to review and monitor its Disclosure Controls and Procedures and internal controls over financial reporting and will adopt further changes, if and when management determines that such changes are necessary, to ensure accuracy in the Company's future filings.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company's CEO/CFO conducted an evaluation of the design and operation of the Company's internal control over financial reporting as of August 31, 2008, based on the criteria in a framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's CEO/CFO has concluded that the Company's internal control over financial reporting was not effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to August 31, 2008, changes were made in our internal control over financial reporting, which changes are disclosed in "Disclosure Controls and Procedures," above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAMMATECH CORPORATION


By: /s/ Henry S. Pennypacker
----------------------------
Henry S. Pennypacker, President,
Chief Executive Officer, Director

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        March 27, 2009
-----------------------        Vice President, Secretary,
Mark Kane Goldstein            Director


/s/ Henry S. Pennypacker       President, Chief Executive    March 27, 2009
------------------------       Officer, Director
Henry S. Pennypacker


/s/ Mary Bailey Sellers        Treasurer, Chief Financial    March 27, 2009
-----------------------        Officer, Director
Mary Bailey Sellers