Form 10-Q
period 2009-02-28
MAMMATECH CORP
filed 2009-04-21
CIK 704366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

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

                                       N/A
                  ---------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

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

Larger accelerated filer  [ ]                     Accelerated filer  [ ]
Non-accelerated filer  [ ]                        Smaller reporting company  [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,625 shares of common stock, par value $0.0001, outstanding as of April 20, 2009.

================================================================================


                                       MAMMATECH CORPORATION

                                               Index

                                                                                                 Page
                                                                                                 ----

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets at February 28, 2009 (unaudited) and August 31, 2008                     1

           Statements of Operations for the three months and six months ended February 29, 2008    2
           and February 28, 2009 (unaudited)

           Statements of Cash Flows for the six months ended February 29, 2008 and February 28,    3
           2009 (unaudited)

           Notes to Financial Statements (unaudited)                                               4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation    5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                              8

Item 4.    Controls and Procedures                                                                 8


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       9

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             9

Item 3.    Defaults upon Senior Securities                                                         9

Item 4.    Submission of Matters to a Vote of Security Holders                                     9

Item 5.    Other Information                                                                       9

Item 6.    Exhibits                                                                                9

SIGNATURES                                                                                         10






                                            PART I - FINANCIAL INFORMATION


                                                 Mammatech Corporation
                                                    Balance Sheets


                                                                       February 28,          August 31,
                                                                           2009                 2008
                                                                       ------------         -----------
                                                                       (Unaudited)
ASSETS
Current assets:
  Cash                                                                  $   275,616         $   335,427
  Accounts receivable trade                                                  38,408              88,191
  Inventory                                                                  63,769              63,332
                                                                        -----------         -----------
      Total current assets                                                  377,793             486,950
                                                                        -----------         -----------

Property and equipment, at cost, net of
   accumulated depreciation of $313,824
   and $303,824                                                             243,832             253,432
                                                                        -----------         -----------

Available for sale securities                                               106,300             193,198

Other assets                                                                  4,652               4,652
                                                                        -----------         -----------
                                                                            110,952             197,850
                                                                        -----------         -----------
TOTAL ASSETS                                                            $   732,577         $   938,232
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                 $    53,301         $    38,706
  Accounts payable and accrued salaries - officers                        1,201,409           1,148,599
                                                                        -----------         -----------
      Total current liabilities                                           1,254,710           1,187,305
                                                                        -----------         -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,123,700 outstanding                                                     543                 543
 Additional paid-in capital                                               2,896,186           2,896,186
 Accumulated (deficit)                                                   (3,148,816)         (2,962,653)
                                                                        -----------         -----------
                                                                           (252,087)            (65,924)
 Treasury stock, at cost, 303,925 shares                                   (148,051)           (148,051)
                                                                        -----------         -----------
                                                                           (400,138)           (213,975)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                           (121,995)            (35,098)
                                                                        -----------         -----------
                                                                           (522,133)           (249,073)
                                                                        -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $   732,577         $   938,232
                                                                        ===========         ===========


                   The accompanying notes are an integral part of these financial statements.






                                                           Mammatech Corporation
                                                   Statements of Comprehensive Operations
                                   Three and Six Months Ended February 29, 2008 and February 28, 2009
                                                               (unaudited)

                                                               Three months                            Six Months
                                                                   2008               2009                2008              2009
                                                              -----------        -----------        -----------        -----------

Sales, net                                                     $    93,787        $    50,766        $   178,267        $   141,735
Cost of sales                                                       34,573             50,728             57,664             99,527
                                                               -----------        -----------        -----------        -----------
Gross profit                                                        59,214                 38            120,603             42,208
                                                               -----------        -----------        -----------        -----------

Selling, general and administrative expenses                        71,055            124,109            194,463            240,254
                                                               -----------        -----------        -----------        -----------
(Loss) from operations                                             (11,841)          (124,071)           (73,860)          (198,046)


Other income and (expense):
  Gain (loss) on sale of investment securities                        --                 --                 (279)               --
  Interest and dividend income                                       8,013              8,664             16,080             11,883
                                                               -----------        -----------        -----------        -----------
                                                                     8,013              8,664             15,801             11,813
                                                               -----------        -----------        -----------        -----------

(Loss) before income taxes                                          (3,828)          (115,407)           (58,059)          (186,163)
Provision for income taxes                                            --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net (loss)                                                     $    (3,828)       $  (115,407)       $   (58,059)       $  (186,163)
                                                               ===========        ===========        ===========        ===========

Basic and fully diluted earnings per share:
 Net  (loss)                                                   $      (0.0)       $     (0.02)       $     (0.01)       $     (0.03)
                                                               ===========        ===========        ===========        ===========
 Weighted average shares                                         5,427,625          5,427,625          5,427,625          5,427,625
                                                               ===========        ===========        ===========        ===========

  Net income (loss)                                            $    (3,828)       $  (115,407)       $   (58,059)       $  (186,163)
 Unrealized (loss) from investments, net income
    taxes                                                          (10,580)           (11,640)           (15,581)           (86,897)
                                                               -----------        -----------        -----------        -----------
  Comprehensive (loss)                                         $   (14,408)       $  (127,047)       $   (73,640)       $  (273,060)
                                                               ===========        ===========        ===========        ===========


                            The accompanying notes are an integral part of there financial statements.




                                                  Mammatech Corporation
                                                 Statements of Cash Flows
                                  Six Months Ended February 29, 2008 and February 28, 2009

                                                      (Unaudited)

                                                                             2008                  2009
                                                                          ---------             ---------

Net (loss)                                                                $ (58,059)            $(186,163)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                             10,000                10,000
   Realized loss on marketable securities                                       279                  --
Changes in assets and liabilities:
   Decrease in accounts receivable, trade                                     6,946                49,783
    (Increase) decrease in inventory                                          2,302                  (437)
    Decrease in other assets                                                   (581)                 --
    Increase in accounts payable and accrued salaries - officers             52,810                52,810
    Increase (decrease) in accounts payable and accrued expenses            (10,067)               14,595
                                                                          ---------             ---------
  Net cash provided by (used in) operating activities                         3,630               (59,412)
                                                                          ---------             ---------

Cash flows from investing activities:
   Purchase of available for sale securities                                (15,820)             (152,022)
   Proceeds from the sale of available for sale securities                   10,190               152,023
   Purchase of fixed assets                                                  (2,085)                 (400)
                                                                          ---------             ----------
Net cash provided by (used in) investing activities                          (7,715)                 (399)
                                                                          ---------             ---------

Cash flows from financing activities:
Net cash (used in) financing activities                                        --                    --
                                                                          ---------             ---------

(Decrease) in cash                                                           (4,085)              (59,811)

Cash and cash equivalents,
 beginning of period                                                        327,889               335,427
                                                                          ---------             ---------
Cash and cash equivalents,
 end of period                                                            $ 323,804             $ 275,616
                                                                          =========             =========


                The accompanying notes are an integral part of these financial statements



                             MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009
                                   (UNAUDITED)

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

(3)      Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation. Training professional fees have been reclassified in the current fiscal year from selling ,general, and administrative cost to cost of sales. Training professional in February 2008 and 2009 are 17,391 and 8,655 respectively.

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

(6)      Available For Sale Securities

Marketable securities consist of the following at February 28, 2009: Mutual funds and equity securities with a fair market value of $106,300. The cost basis of these securities is $228,295. The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $86,898 during the six months ended February 28, 2009, and $15,581 at February 29, 2008.




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

Company Background

The Company is engaged in the sale of a patented breast tumor detection training system (the "MammaCare System"). Using life-like models of a human female breast, the MammaCare System is designed to train individuals to perform effective manual breast examination. The breast models contain simulated tumors of varying sizes, ranging from under 5mm to over 10mm. They also contain material which simulates the normal nodularity, or "lumpiness," that characterizes most breast tissue.

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

Recent Developments

During the year ended August 31, 2008 fiscal year, the Company trained and certified 17 MammaCare Specialists, 29 MammaCare Clinical Breast Examiners and
109 MammaCare Breast Self Exam (BSE) Instructors. During the three months ended
February 28, 2009, the Company trained and certified 5 MammaCare Specialists, 1
MammaCare Clinical Breast Examiners and 22 MammaCare Breast Self Exam (BSE)
Instructors. Fourteen of the 22 new BSE certifications were related to the Company's German affiliate. During the first six months of the current year, the Company certified 15 MammaCare Specialists, one MammaCare Clinical Breast
Examiner, and 36 MammaCare BSE instructors.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment
Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been sited in a number of academic institutions. Its first operational deployment is at the Florida State University Medical School in Tallahassee where it is being used to train first- and second-year medical students. However, there can be no assurances that significant income will result from these programs or that additional training institutions will acquire the service.

After the close of the second quarter, the Company made its MammaCare Personal
Learning System available to the public on Amazon. com. Again, forecasts of revenue resulting from this marketing effort are both premature and uncertain.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.





Results of Operations

Comparison of Three Months Ended February 28, 2009 and February 29, 2008
------------------------------------------------------------------------

The Company's net sales were $50,766 for the three months ended February 28, 2009 compared to$93,787 during the three months ended February 29, 2008, a decrease of approximately 46% from the prior period. Gross profit for the three months ended February 28, 2009 and 2008 was $38 and $86,442, respectively, a decrease of approximately 100% from the prior period, due largely to increased costs of trainings. Gross profit margin for the three months ended February 28, 2009 and 2008 was 0.0% and 92%, respectively.

Selling, general and administrative expenses increased from $98,283 for the three months ended February 29, 2008 to $124,109 for the three months ended
February 28, 2009. Selling, general and administrative expenses remained essentially the same , during the same period last year the Company had approximately $ 30,000 reimbursed from a National Institutes of Health grant, that ended March 31, 2009. Loss from operations for the three months ended
February 28, 2009 and 2008 was ($124,071) and ($11,841), respectively, an increase of approximately 948% from the prior period. The Company had a net loss of ($117,077) for the three months ended February 28, 2009 and net loss of ($3,828) for the three months ended February 29, 2008, an increase of approximately 3958 %.


Comparison of Six months Ended February 28, 2009 and February 29, 2008
----------------------------------------------------------------------

The Company's net sales were $141,735 for the six months ended February 28, 2009 compared to $178,267 during the six months ended February 29, 2008, a decrease of approximately 20% from the prior period. During the period ending February
28, 2009 the Company experienced lower sales due to a decrease in the overall economy, less monies available to state health departments. State Health
Departments account for a large percentage of sales to the Company. Gross profit for the six months ended February 28, 2009 and 2008 was $42,208 and $147,831 respectively, a decrease of approximately 71% from the prior period due to a combination of lower sales and a reclassification of professional fees from selling, general and administrative expenses to cost of sales. Gross profit margin for the six months ended February 28, 2009 and February 28, 2008 was 30% and 83%, respectively.

Selling, general and administrative expenses increased from $221,691 for the six months ended February 29, 2008 to $240,254 for the six months ended February 28, 2009. Loss from operations for the six months ended February 28, 2009 and February 29, 2008 was $198,046 and $73,860 respectively. which resulted to an increase of $168% from the prior year.

The Company has a net loss of ($58,059) for the six months ended February 29, 2008 and net loss of ($187,833) for the six months ended February 28, 2009. This change was primarily due in a decrease in gross sales for the quarter ending
February 28, 2009.




Liquidity and Capital Resources

The Company has no immediate liquidity problems. At February 28, 2009, the Company had cash on hand of $275,616 and marketable securities of $106,300. At
February 28, 2009, the Company has accounts payable and accrued salaries owing to its officers of $1,201,409. During the three months ended February 28, 2009, the Company had net loss of $117,077 and an unrealized loss from investments of $11,640.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         N/A

ITEM 4.  Controls and Procedures

         (a) During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial
Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act")). Based on such evaluation, our Chief Executive Officer and
Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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

                                         MAMMATECH CORPORATION


                                         By: /s/   Henry Pennypacker
Dated: April 20, 2009                        -----------------------------------
                                              Henry Pennypacker,
                                              Chief Executive Officer

                                         By: /s/   Mary B. Sellers
Dated: April 20, 2009                        -----------------------------------
                                             Mary B. Sellers
                                             Chief Financial Officer


                                       10