Form 10-Q
period 2009-05-31
MAMMATECH CORP
filed 2009-07-14
CIK 704366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

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

                                       N/A
           ----------------------------------------------------------
             Former name, former address, and former fiscal year, if
                            changed since last report

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

Larger accelerated filer    [ ]               Accelerated filer              [ ]
Non-accelerated filer       [ ]               Smaller reporting company      [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,625 shares of common stock, par value $0.0001, outstanding as of July 13, 2009.

================================================================================

                              MAMMATECH CORPORATION

                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Balance Sheets at May 31, 2009 (unaudited) and August 31, 2008     1

            Statements of Operations for the three months and nine months      2
            ended May 31, 2008 and 2009 (unaudited)

            Statements of Cash Flows for the nine months ended May 31, 2008    3
            and 2009 (unaudited)

            Notes to Financial Statements (unaudited)                          4

Item 2.     Management's Discussion and Analysis of Financial Condition and    5
            Results of Operation

Item 3.     Quantitative and Qualitative Disclosures About Market Risk         8

Item 4.     Controls and Procedures                                            8


Part II - OTHER INFORMATION


Item 1.     Legal Proceedings                                                  9

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.     Defaults upon Senior Securities                                    9

Item 4.     Submission of Matters to a Vote of Security Holders                9

Item 5.     Other Information                                                  9

Item 6.     Exhibits                                                           9


SIGNATURES                                                                    10


                                 PART I - FINANCIAL INFORMATION


                                      Mammatech Corporation
                                         Balance Sheets


                                                                          May 31,       August 31,
                                                                           2009            2008
                                                                        -----------    -----------
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash                                                                  $   154,325    $   335,427
  Accounts receivable - trade                                                27,103         88,191
  Inventory                                                                  51,058         63,332
                                                                        -----------    -----------
      Total current assets                                                  232,486        486,950
                                                                        -----------    -----------

  Property and equipment, at cost, net of accumulated depreciation of
     $318,824 and $303,824                                                  239,170        253,432
                                                                        -----------    -----------

Available for sale securities                                               298,950        193,198

Other assets                                                                  5,153          4,652
                                                                        -----------    -----------
                                                                            304,103        197,850
                                                                        -----------    -----------
TOTAL ASSETS                                                            $   775,759    $   938,232
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                 $    30,891    $    38,706
  Accounts payable and accrued salaries - officers                        1,259,738      1,148,599
                                                                        -----------    -----------
      Total current liabilities                                           1,290,629      1,187,305
                                                                        -----------    -----------

Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and 5,123,700 outstanding                                                     543            543
 Additional paid-in capital                                               2,896,186      2,896,186
 Accumulated (deficit)                                                   (3,182,657)    (2,962,653)
                                                                        -----------    -----------
                                                                           (285,928)       (65,924)
 Treasury stock, at cost, 303,925 shares                                   (148,051)      (148,051)
                                                                        -----------    -----------
                                                                           (433,979)      (213,975)
Other comprehensive income:
 Unrealized gain (loss) on marketable securities                            (80,891)       (35,098)
                                                                        -----------    -----------
                                                                           (514,870)      (249,073)
                                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $   775,759    $   938,232
                                                                        ===========    ===========


           The accompanying notes are an integral part of these financial statements.


                                                Mammatech Corporation
                                       Statements of Comprehensive Operations
                                 Three and Nine Months Ended May 31, 2008 and 2009
                                                     (unaudited)


                                                            Three months                      Nine Months
                                                   ------------------------------    ------------------------------
                                                       2008             2009             2008             2009
                                                   -------------    -------------    -------------    -------------

Sales, net                                         $      85,734    $      82,916    $     264,001    $     224,651
Cost of sales                                             38,827           17,030           91,982          116,557
                                                   -------------    -------------    -------------    -------------
Gross profit                                              46,907           65,886          172,019          108,094
                                                   -------------    -------------    -------------    -------------

Selling, general and administrative expenses              80,755          104,009          279,727          344,260
                                                   -------------    -------------    -------------    -------------
(Loss) from operations                                   (33,848)         (38,123)        (107,708)        (236,166)

Other income and (expense):
  (Loss) on sale of investment securities                   --               --               (279)            --
  Interest and dividend income                             5,930            4,279           22,010           16,162
                                                   -------------    -------------    -------------    -------------
                                                           5,930            4,279           21,731           16,162
                                                   -------------    -------------    -------------    -------------

(Loss) before income taxes                               (27,918)         (33,844)         (85,977)        (220,004)

Provision for income taxes                                  --               --               --               --
                                                   -------------    -------------    -------------    -------------
Net (loss)                                         $     (27,918)   $     (33,844)   $     (85,977)   $    (220,004)
                                                   =============    =============    =============    =============

Basic and fully diluted earnings per share:
 Net (loss)                                        $       (0.01)   $       (0.01)   $       (0.02)   $       (0.04)
                                                   =============    =============    =============    =============
 Weighted average shares                               5,427,625        5,427,625        5,427,625        5,427,625
                                                   =============    =============    =============    =============

 Net (loss)                                        $     (27,918)   $     (33,844)   $     (85,977)   $    (220,004)
 Unrealized gain (loss) from investments, net of
    income taxes                                         (11,732)          41,104           (3,849)         (45,793)
                                                   -------------    -------------    -------------    -------------
 Comprehensive income (loss)                       $     (39,650)   $       7,260    $     (89,826)   $    (265,797)
                                                   =============    =============    =============    =============


                    The accompanying notes are an integral part of these financial statements.


                                  Mammatech Corporation
                                Statements of Cash Flows
                         Nine Months Ended May 31, 2008 and 2009
                                       (Unaudited)


                                                                     2008         2009
                                                                  ---------    ---------

Net (loss)                                                        $ (85,977)   $(220,004)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                     15,000       15,000
   Realized loss on marketable securities                               279         --
Changes in assets and liabilities:
   Decrease in accounts receivable, trade                            10,455       61,088
   (Increase) decrease in inventory                                    (996)      12,274
   Increase in other assets                                            (581)        (501)
   Increase in accounts payable and accrued salaries - officers      79,215      111,139
   Decrease in accounts payable and accrued expenses                 (1,071)      (7,815)
                                                                  ---------    ---------
Net cash provided by (used in) operating activities                  16,324      (28,819)
                                                                  ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                        (15,820)    (151,545)
   Proceeds from the sale of available for sale securities           10,190         --
   Purchase of fixed assets                                          (3,227)        (738)
                                                                  ---------    ---------
Net cash provided by (used in) investing activities                  (8,857)    (152,283)
                                                                  ---------    ---------

Cash flows from financing activities:
Net cash (used in) financing activities                                --           --
                                                                  ---------    ---------

Increase (decrease) in cash                                          (7,467)    (181,102)

Cash and cash equivalents,
 beginning of period                                                327,889      335,427
                                                                  ---------    ---------
Cash and cash equivalents,
 end of period                                                    $ 335,356    $ 154,325
                                                                  =========    =========


        The accompanying notes are an integral part of these financial statements

                                          3

                              MAMMATECH CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2009
                                   (UNAUDITED)

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

(3)  Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation. Training professional fees have been reclassified in the current fiscal year from selling, general, and administrative expenses to cost of sales. Training professional fees for the three months ended May 2008 and 2009 are $11,706 and $9,283 respectively, and $34,425 and $51,538 for the nine months ended May 2008 and 2009.

(4)  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive, common stock equivalents are not considered in the computation.

(5)  Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.

(6)  Available For Sale Securities

At May 31, 2009, available for sale securities consist equity securities and mutual funds with a fair market value of $298,950. The cost basis of these securities is $379,841. The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $45,793 and $3,849 during the nine months ended May 31, 2009, and May 31, 2008, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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


Recent Developments

During the year ended August 31, 2008, the Company trained and certified 17 MammaCare Specialists, 29 MammaCare Clinical Breast Examiners and 109 MammaCare Breast Self Exam (BSE) Instructors. During the three months ended May 31, 2009, the Company trained and certified 2 MammaCare Specialists, 2 MammaCare Clinical Breast Examiners and 13 MammaCare Breast Self Exam (BSE) Instructors. Eight of the 13 new BSE certifications were related to the Company's German affiliate. During the first nine months of the current year, the Company certified 17 MammaCare Specialists, 3 MammaCare Clinical Breast Examiner, and 49 MammaCare BSE instructors.

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

After the close of the second quarter, the Company made its MammaCare Personal Learning System available to the public on Amazon.com. As of the end of the third quarter, the placement of the Company's Personal Learning System on the Amazon website has resulted in a modest but slowly increasing rate of sales. Forecasts of revenue resulting from this marketing effort are both premature and uncertain.

During the last quarter, the Company completed redesign of its website in an effort to increase its accessibility by a greater variety of potential customers.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.


Results of Operations

Comparison of Three Months Ended May 31, 2009 and May 31, 2008
--------------------------------------------------------------

The Company's net sales were $82,916 for the three months ended May 31, 2009 compared to $85,734 for the three months ended May 31, 2008, a decrease of approximately 3% from the prior period. Sales of the Company's products increased 1.7%, from $49,829 to $50,665, while sales from trainings decreased 10.2%, from $35,905 to $32,250. Cost of sales were $17,030 for the three months ended May 31, 2009 compared to $38,827 for the three months ended May 31, 2008, a decrease of 56.1%. This decrease is primarily comprised of a decrease in the cost of the Company's palpation assessment device during the quarter. Gross profit for the three months ended May 31, 2009 and 2008 was $65,886 and $46,907 respectively, an increase of approximately 40% from the prior period, due largely to decreased cost of sales. Lower cost of sales resulted in a gross profit margin of 79% for the three months ended May 31, 2009 compared to 55% for the three months ended May 31, 2008.

Selling, general and administrative expenses increased from $80,755 for the three months ended May 31, 2008 to $104,009 for the three months ended May 31, 2009. Selling, general and administrative expenses remained essentially the same, however, during the same period last year the Company had approximately $33,000 reimbursed from a National Institutes of Health grant, that ended March 31, 2008.

Loss from operations for the three months ended May 31, 2009 and 2008 was ($38,123) and ($33,848), respectively, an increase of approximately 13% from the prior period. The Company had a net loss of ($33,844) for the three months ended May 31, 2009 and net loss of ($27,918) for the three months ended May 31, 2008, an increase of approximately 21%.

Comparison of Nine months Ended May 31, 2009 and May 31, 2008
-------------------------------------------------------------

The Company's net sales were $224,651 for the nine months ended May 31, 2009 compared to $264,001 for the nine months ended May 31, 2008, a decrease of approximately 15% from the prior period. Sales of the Company's products decreased 28.9%, from $189,301 to $134,551, while sales from trainings increased 20.6%, from $74,700 to $90,100. During the nine month period ended May 31, 2009 the Company experienced lower product sales due to the economic downturn and less discretionary funds available to federal and state health departments. Federal and state health departments account for a large percentage of the Company's sales. Sales to hospitals, clinics, and medical and nursing schools have essentially remained the same. Cost of sales were $116,557 for the nine months ended May 31, 2009 compared to $91,982 for the nine months ended May 31, 2008, an increase of 26.7%. This increase is due to an increase in the cost of materials as well as increased cost of providing training services. Gross profit for the nine months ended May 31, 2009 and 2008 was $108,094 and $172,019 respectively, a decrease of approximately 37% due to a combination of lower sales and increased training fees. The increased cost of sales resulted in a gross profit margin of 48% for the nine months ended May 31, 2009 compared to 65% for the nine months ended May 31, 2008.

Selling, general and administrative expenses increased from $279,727 for the nine months ended May 31, 2008 to $344,260 for the nine months ended May 31, 2009. Selling, general and administrative expenses remained essentially the same, however, during the same period last year the Company had approximately $64,305 reimbursed from a National Institutes of Health grant, that ended March 31, 2008. Loss from operations for the nine months ended May 31, 2009 and May 31, 2008 was $236,166 and $107,708 respectively, which resulted in an increase of 119% from the prior year.

The Company had a net loss of ($85,977) for the nine months ended May 31, 2008 and net loss of ($220,004) for the nine months ended May 31, 2009. This change was due to decreased sales, increased cost of sales, and increased selling, general and administrative expenses for the nine months ended May 31, 2009.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At May 31, 2009, the Company had cash on hand of $154,325 and available for sale securities with a market value of $298,950. At May 31, 2009, the Company has accounts payable and accrued salaries owing to its officers of $1,259,738. During the three months ended May 31, 2009, the Company had a net loss of $33,844 and an unrealized gain from investments of $41,104.

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

     (b) There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                              MAMMATECH CORPORATION


Dated: July 13, 2009                          By: /s/ Henry Pennypacker
                                                  -------------------------
                                                  Henry Pennypacker,
                                                  Chief Executive Officer


Dated: July 13, 2009                          By: /s/ Mary B. Sellers
                                                  -------------------------
                                                  Mary B. Sellers
                                                  Chief Financial Officer