Form 10-K
period 2009-08-31
MAMMATECH CORP
filed 2009-11-25
CIK 704366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(D) Of TheSecurities Exchange Act Of 1934

For the fiscal year ended August 31, 2009

[ ] Transition Report under Section 13 or 15(D) Of TheSecurities Exchange Act Of 1934

For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-11050

                              MAMMATECH CORPORATION
                              ---------------------
                    (Exact name of registrant in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    [  ]   Yes       [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in its definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                  Accelerated filer [  ]
Non-accelerated filer [  ]                    Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [ X ] No

As of November 25, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates of MammaTech Corporation was approximately $53,192 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 25, 2009. This estimate is based on the last price per share of $.022 on November 25, 2009.

The number of shares of registrant's common stock outstanding as of November 25, 2009 was 5,123,625.



                                Table of Contents



PART I



Item 1.   Business                                                                                         _3_

Item 1A.  Risk Factors                                                                                     _7_

Item 2.   Properties                                                                                       _7_

Item 3.   Legal Proceedings                                                                                _7_

Item 4.   Submission Of Matters To A Vote Of Security Holders

PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters                            _8_

Item 6.   Selected Financial Data                                                                          _8_

Item 7.   Management's Discussion And Analysis of Financial Condition
          and Results Of Operations                                                                        _8_

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                                        _9_

Item 8    Financial Statements and Supplementary Data                                                     _10_

Item 9.   Changes In And Disagreements With Accountants On Accounting And
          Financial Disclosure                                                                            _22_

Item 9A   Controls And Procedures                                                                         _22_

PART III

Item 10.  Directors, Executive Officers of the Registrant                                                 _24_

Item 11.  Executive Compensation                                                                          _27_

Item 12.  Security Ownership Of Certain Beneficial Owners And Management                                  _28_

Item 13.  Certain Relationships And Related Transactions                                                  _28_

Item 14.  Principal Accountant Fees and Services                                                          _29_

PART IV

Item 15.  Exhibits, Financial Statement Schedules                                                         -29_


Signatures                                                                                                _30_




FORWARD-LOOKING STATEMENTS
The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Annual Report on Form 10-KB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Annual Report, including the risk factors accompanying this Annual Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Unless otherwise stated, "The
Company" and the "Registrant" are used in this report to refer to the business of Mammatech Corporation.

ITEM 1. BUSINESS

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


RECENT DEVELOPMENTS

During the year ended August 31, 2009, the Company trained and certified 27
MammaCare Specialists, 13 MammaCare Clinical Breast Examiners and 69 MammaCare
Breast Self Exam (BSE) Instructors, for a total of 109 graduates. These new certifications were primarily related to the Company's German affiliate (see below) and the Company's relationship with Alexian Brothers Hospital Network, also discussed below.

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

The Company continues to expend resources to complete development of its patented tactile computer technology known as the Palpation Assessment Device
(PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of MammaCare Specialist training. During the year, the Company concluded negotiations for a demonstration site at the Florida State University
College of Medicine where the PAD is assisting in the training of first- and second-year medical students.

The Company entered an agreement with Amazon.com to market one of the Company's
Personal Learning Systems. To date, sales have been modest but steady.

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

The Company has also an established relationship with a distributor in Germany who has translated the materials into German and is establishing a presence throughout Europe. The Company continues to benefit from its association with a German medical products development and distribution company. Although German sales slowed this year, the company believes this decline is temporary and expects that German sales will advance in the forthcoming fiscal year. The sales and distribution agreement provides a German health care products organization with exclusive distribution rights for the Company's products throughout Germany and the German-speaking portions of Austria, Switzerland, and Belgium. In return, the distributor has undertaken at its own expense to provide translations of the Company's Personal Learning System DVD and printed materials. The distributor has continued to develop a promotional campaign in both the electronic and print media. The distributor is now training medical professionals in MammaCare and actively marketing MammaCare products. A total of 42 German MammaCare BSE instructors were trained and certified during the year ended August 31, 2009, bringing the total number of trained German MammaCare BSE instructors to 575.



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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. PROPERTIES

The Company's executive offices and MammaCare Center are located at 930 NW 8th
Avenue, Gainesville, Florida. The Company's offices are approximately 2,700 square feet. These facilities are adequate for the Company's current business operations. The Company purchased these facilities from a shareholder in May
2005.

In April 2006, the Company purchased a facility in Gainesville, Florida in which to house its manufacturing operations, thus ending a relationship of long duration with an unaffiliated supplier. The supplier continues to supply personnel and manufactures the Company's models under contract, using the Company's facility, materials, and equipment.


ITEM 3. LEGAL PROCEEDINGS

At the date of this report, there are no known legal proceedings pending or threatened against Mammatech Corporation or against any officer of the Registrant in their capacity as such.

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

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.


            September 1, 2007 to August 31, 2008       High*       Low*
            --------------------------------------     -----       ----


                  First Quarter                        $.080       $.070
                  Second Quarter                       $.080       $.070
                  Third Quarter                        $.070       $.070
                  Fourth Quarter                       $.070       $.010


             September 1, 2008 to August 31, 2009       High*       Low*
             ------------------------------------       -----       ----

                  First Quarter                        $.030       $.030
                  Second Quarter                       $.030       $.010
                  Third Quarter                        $.030       $.000
                  Fourth Quarter                       $.040       $.030

         * The source of the high and low closing sales price information is Yahoo Finance. (http://finance.yahoo.com)

As of August 31, 2009, the Company believes there are approximately 3,800 record and beneficial holders of the Company's common stock with 5,427,625 shares issued, of which 303,925 shares are treasury stock.


ITEM 6. SELECTED FINANCIAL DATA

Not Applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT
        OF OPERATIONS

Summary of Statements of Comprehensive Operations

YEAR ENDED
                                              2008          2009
                                              ----          ----

Revenues from Operations                    446,933        300,084
Net (Loss)                                  (68,525)      (260,882)


(Loss) per Common Share                       (0.01)        (0.01)

Summary of Comprehensive Balance Sheet

YEAR ENDED                                    2008          2009
                                              ----          ----

Total Assets                                938,232        769,716
Total Liabilities                         1,187,305      1,308,139
Shareholder's Equity (deficit)             (249,073)      (538,423)

During these periods, no cash dividends were declared or paid.



RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended August 31, 2008 and 2009

The Company's net sales were $300,084 for the year ended August 31, 2009 compared to $446,933 during the year ended August 31, 2008, a decrease of approximately 32.86% from the prior period. The decreased sales were largely attributed to decreased spending by the Company's regular customers, attenuated training and product requirements for Alexian Brothers, and stabilized interest in the Company's products and sales to its German distributor. All of these decreases are consistent with the changes experienced in the overall economy.

In the fiscal year ended August 31, 2008, net sales was $446,933, of which $318,623 was product sales and $128,310 was training revenues. The cost of products was $122,439, which was 38.4% of product sales. The cost of trainings was $50,919, 39.6% of training revenues. In the fiscal year ended August 31, 2009, net sales was $300,084, of which $183,384 was product sales and $116,700 was training revenues. The cost of products was $91,279, which was 49.8% of product sales. The cost of training was $62,860, 53.9% of training revenues. The cost of products between the years ended August 31, 2008 and 2009 increased by 25.4% due to an increase in the cost of materials. The cost of trainings between the years ended August 31, 2008 and 2009 increased by 23.5% due to promotional discounts offered to training seminars given to clients in fiscal year 2009 and no such discounts were given in the fiscal year ended 2008.

Selling, general and administrative expenses increased by $63,387 or 17% from $369,518 in 2008 to $432,905 in 2009. This is mainly attributed to the grants obtained in prior years wherein during the first six months of the fiscal year ended August 31, 2008, the Company enjoyed the use of $58,889 in grant funds that offset certain personnel and equipment costs associated with development of the Company's computer assisted training device. During the fiscal year ended
August 31, 2009 the Company had no such grant funds available but continued its R&D activities nonetheless.

Loss from operations for the years ended August 31, 2008 and 2009 were ($95,943) and (286,960), respectively, an increase of approximately 199%. A notable portion of this increase is a reflection of the Company's increased expenditures in both advertising and R&D. There can be no asurance that these expenditures will yield increases in future revenues.

Net loss increased from ($68,525) for the year ended August 31, 2008 to ($260,882) for the year ended August 31, 2009, an increase of 281%.


Liquidity and Capital Resources

The Company has no immediate liquidity problems. At August 31, 2009, the Company had cash on hand and cash equivalent of $319,062 and available for sale securities of $153,455. At August 31, 2009, the Company has accounts payable of $19,693 and accounts payable and accrued salaries owing to its officers of $1,288,446.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable



ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 2009 and 2008, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years then ended..
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
November 25, 2009




                                         Mammatech Corporation
                                          Balance Sheets
                                      August 31, 2009 and 2008

                      ASSETS
                      ------
                                                               2009                       2008
                                                               ----                       ----
Current assets:
Cash                                                       $   319,062                $   335,427
Accounts receivable - trade                                     20,162                     88,191
Inventory                                                       36,684                     63,332
                                                           -----------                -----------

      Total current assets                                     375,908                    486,950
                                                           -----------                -----------

Property and equipment, at cost, net of
  accumulated depreciation                                     235,200                    253,432
                                                           -----------                -----------


Available for sale securities                                  153,455                    193,198
Other assets                                                     5,153                      4,652
                                                           -----------                -----------
                                                               158,608                    197,850
                                                           -----------                -----------

Total Assets                                               $   769,716                $   938,232
                                                           ===========                ===========

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
       ---------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                    $    19,693                $    38,706
  Accrued salaries - officers                                1,288,446                  1,148,599
                                                           -----------                -----------

      Total current liabilities                              1,308,139                  1,187,305
                                                           -----------                -----------


Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625
  issued and 5,123,625 outstanding                                 543                        543
 Additional paid-in capital                                  2,896,186                  2,896,186
 Accumulated (deficit)                                      (3,223,535)                (2,962,653)
                                                           -----------                -----------

                                                              (326,806)                   (65,924)
 Treasury stock, at cost, 303,925 shares                      (148,051)                  (148,051)
                                                           -----------                -----------

                                                              (474,857)                  (213,975)
Other comprehensive income:
 Unrealized (loss) on marketable securities                    (63,566)                   (35,098)
                                                           -----------                -----------

                                                              (538,423)                  (249,073)


Total Liabilities and Stockholders' (Deficit)              $   769,716                $  (938,232)
                                                           ===========                ===========


                               See accompanying notes to financial statements.



                              Mammatech Corporation
                     Statements of Comprehensive Operations
                      Years Ended August 31, 2008 and 2009

                                                         2008           2009
                                                         ----           ----

Sales, net                                           $   446,933    $   300,084
Cost of sales                                            173,358        154,139
                                                     -----------    -----------

Gross profit                                             273,575        145,945
Selling, general and administrative expenses             369,518        432,905
                                                     -----------    -----------

(Loss) from operations                                   (95,943)      (286,960)
                                                     -----------    -----------

Other income and (expense):
  Gain (loss) on sale of investment securities              (279)          --
  Interest and dividend income                            27,697         26,078
                                                     -----------    -----------

                                                          27,418         26,078

(Loss) before income taxes                               (68,525)      (260,882)
Provision for income taxes                                  --             --
                                                     -----------    -----------

Net (loss)                                           $   (68,525)   $  (260,882)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========

 Weighted average shares outstanding                   5,427,625      5,427,625
                                                     ===========    ===========

  Net (loss)                                         $   (68,525)   $  (259,408)
   Unrealized loss on
     marketable securities                               (30,083)       (28,468)
                                                     -----------    -----------

  Comprehensive (loss)                               $   (98,608)   $  (287,876)
                                                     ===========    ===========


                 See accompanying notes to financial statements.



                                                      Mammatech Corporation
                                              Statements of Stockholders' (Deficit)
                                              Years Ended August 31, 2008 and 2009

                                                                                         Unrealized
                                                             Additional                  (loss) on
                                   Common                      Paid-in      Treasury      Marketable     Accumulated
                                   Shares        Amount        Capital        Stock       Securities      (Deficit)        Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance, August 31, 2007           5,427,625   $       543   $ 2,896,186   $  (148,051)   $    (5,015)   $(2,894,128)   $  (150,465)

(Increase) in unrealized loss
  marketable securities                 --            --            --            --          (30,083)          --          (30,083)

Net (loss) for the year                 --            --            --            --             --          (68,525)       (68,525)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2008            5,427,625           543     2,896,186      (148,051)       (35,098)    (2,962,653)      (249,073)

(Increase) in unrealized loss
  On marketablesecurities               --            --            --            --          (28,468)          --          (28,468)

Net (loss) for the year                 --            --            --            --             --         (260,882)      (260,882)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------


Balance August 31, 2009            5,427,625   $       543   $ 2,896,186   $  (148,051)   $   (63,566)   $(3,223,535)   $  (538,423)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                                              See accompanying notes to financial statements.




                                                 Mammatech Corporation
                                                Statements of Cash Flows
                                         Years Ended August 31, 2008 and 2009

                                                                                     2008                2009
                                                                                     ----                ----

Net (loss)                                                                        $ (68,525)          $(260,882)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                                      20,000              18,232
  Realized (gain)loss on marketable securities                                          279              (9,255)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, trade                                 (64,694)             68,029
  (Increase) decrease in inventory                                                   22,345              26,648
  (Increase) decrease in other assets                                                  (580)               (501)
  Increase (decrease) in accounts payable and accrued salaries - officers           105,620             139,847
  Increase (decrease) in accounts payable and accrued expenses                        1,950             (19,013)
                                                                                  ---------           ---------

  Net cash provided by (used in) operating activities                                16,395             (36,895)
                                                                                  ---------           ---------

Cash flows from investing activities:
  Purchase of marketable securities                                                 (15,820)           (100,157)
  Proceeds from marketable securities                                                10,190             149,155
  Acquisition of property and equipment                                              (3,227)               --
                                                                                  ---------           ---------

Net cash provided by(used in) investing activities                                   (8,857)             48,998
                                                                                  ---------           ---------

Cash flows from financing activities:
  Payment of notes payable                                                             --                  --
                                                                                  ---------           ---------

Net cash (used in) financing activities                                                --                  --
                                                                                  ---------           ---------

Increase (Decrease) in cash                                                           7,538             (16,365)
Cash and cash equivalents,
 beginning of year                                                                  327,889             335,427
                                                                                  ---------           ---------

Cash and cash equivalents,
 end of year                                                                      $ 335,427           $ 319,062
                                                                                  =========           =========

Supplemental cash flow information:
  Cash paid for interest                                                          $    --             $    --
                                                                                  =========           =========

  Cash paid for income taxes                                                      $    --             $    --
                                                                                  =========           =========


                                See accompanying notes to financial statements.



                              Mammatech Corporation
                          Notes to Financial Statements
                            August 31, 2009 and 2008

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

Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents,consist of cash and term deposits with original maturities of less than 90 days.


Cash at a single financial institution totaled $307,504 and $331,458 at August
31, 2009 and 2008, respectively.

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

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $8,202 and $15,053 for the fiscal years ended August 31, 2008 and 2009, respectively.

Research and Development

Research and development is charged to operations as incurred. Amounts charged to Research and development were $3,690 and $9,564 for the fiscal years ended
August 31, 2008 and 2009, respectively.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141 (revised 2007), "Business
Combinations" ("SFAS 141R"). This statement replaces SFAS 141, "Business
Combinations". The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines which information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R will be effective for the Company's fiscal year beginning September 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.


In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in
Consolidated Financial Statements" (SFAS 160), which was adopted by the Company in its interim period ended February 28, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company does not expect the adoption of SFAS 160 to have a material effect on its results of operations and financial condition.

In February 2008, FASB Staff Position (FSP) FSP No. 157-2, "Effective Date of
FASB Statement No. 157" (FSP No. 157-2) was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted FSP 157-2 in its interim period ended February 28, 2009 and does not expect the adoption of FSP 157-2 to have a material effect on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities - an Amendment of FASB Statement No. 133"
(SFAS 161), which became effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.
Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company adopted
SFAS 161 in its interim period ended November 30, 2008 and does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted
Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC". This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company's current accounting principles or practices and therefore, is not expected to have a material impact on its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards
Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally
Accepted Accounting Principles - Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting
Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value
Measurements and Disclosures - Overall ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures - Overall
- Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's results of operations or financial condition.





Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value
Measurements and Disclosures - Overall - Transition and Open Effective Date
Information ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial
Instruments - Overall - Transition and Open Effective Date Information ("ASC
825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.





Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events
- Overall ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company's results of operations or financial condition. The Company has evaluated subsequent events through November 25, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value
Measurements and Disclosures (Topic 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.
Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations or financial condition.

There were various other accounting standards and interpretations issued during 2008 and 2009, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.


Note 2. Related Party Transactions

During prior years two officers of the Company made advances aggregating $11,830 of which $5,200 had been repaid. The balance of the advances was $6,630 was recorded in accounts payable and accrued expenses at August 31, 2008 and 2009.

The Company has accrued an aggregate of $1,148,599 and $1,288,446 in unpaid salaries due to two officers as of Augst 31, 2008 and 2009, respectively.

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


Note 3. Available for Sale Securities

Marketable securities consist of mutual funds and common stocks with a cost basis of $217,011 and fair market value of $153,455 at August 31, 2009, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time. The proceeds from the sale of marketable securities were $10,190 in 2008 and 149,155 in 2009.

The gross realized losses on sale of marketable securities were $(278) in 2009 and $(15,172) in 2008. The adjustment to unrealized holding gains (losses) on marketable securities included in accumulated other comprehensive income as a component of stockholders' equity increased (decreased) by $(30,083) and $(28,468) during the years ended August 31, 2008 and 2009, respectively.


Note 4. Property and Equipment

Property and equipment consists of the following, at cost, at August 31, 2009 and 2008:

                                                         2009             2008
                                                       --------         --------
Land and building                                      $293,520         $293,520
Furniture and equipment                                 129,395          247,348
Leasehold improvements                                   16,139           16,388
                                                       --------         --------
                                                        439,054          557,256
Less: accumulated depreciation                          203,854          303,824
                                                       --------         --------
                                                       $235,200         $253,432




Depreciation charged to operations was $18,232 and $20,000 during the fiscal years ended August 31, 2009 and 2008, respectively.


Note 5. Concentration of Credit Risk/Major Customers

During the years ended August 31, 2009 and 2008, the Company sales to a single customer that accounted for approximately 14% and 10%, respectively of the Company's total sales. This comprised 15% and 2% of the Company's accounts receivable as of August 31, 2009 and 2008, respectively. This customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.




Note 6. Income Taxes

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

At August 31, 2009, the deferred tax asset related to the operating loss carryforwards of approximately $165,000 has been fully reserved. The change in the valuation allowance was approximately $47,000 during the year ended August
31, 2009.

At August 31, 2009, the Company had net operating loss carryforwards aggregating approximately $480,000, which expire from 2010 through 2029.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

                                                Year Ended August 31,
                                                  2008     2009
                                                  ----     ----

   Tax at federal statutory rates                  34%      34%
   Operating loss carry forward                   (34)     (34)
                                                  ---      ---
                                                   --%      --%
                                                  ===      ===


Note 7. Grants

The Company was awarded a Phase 1 SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase 1 grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard
Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. The grant funds were used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses. The grant funds were depleted as of March 2008. There are no other grants pending as of August 31, 2009 and 2008.


Note 8. Subsequent Events

The Company evaluated all events subsequent to the balance sheet date of August
31, 2009 through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-K for the year ended
August 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive
Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO concluded that the Company's disclosure controls and procedures were effective in ensuring that: (a) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (b) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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



The Company's CEO/CFO conducted an evaluation of the design and operation of the Company's internal control over financial reporting as of August 31, 2009, based on the criteria in a framework developed by the Committee of Sponsoring
Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company's CEO/CFO has concluded that the Company's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the fiscal quarter ended
August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






PART III

ITEM 10. DIRECTORS, EXUCUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following persons are the executive officers and directors of the Company.

Name                         Age    Position with the Company
----                         ---    -------------------------

Mark Kane Goldstein, Ph.D.   71     Chairman of the Board, Vice President,
                                    Secretary, Director

Henry S. Pennypacker, Ph.D.  72     President, Chief Executive Officer, Director

Mary Bailey Sellers          61     Treasurer, Chief Financial Officer, Director

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

Board Meetings; Nominating and Compensation Committees
------------------------------------------------------

The Board of Directors held a special meeting of directors during the fiscal year ended August 31, 2009. In addition, the board of directors took no actions by written consent of all of the directors. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Reporting Compliance
----------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial
Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5
(Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended August 31, 2009 beneficial owners complied with the
Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of the Company's securities filed a Form 3 with the SEC and has had no change of ownership since such filing.



ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

Summary Compensation Table
--------------------------

The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the years ended August 31, 2008 and 2009.

-----------------------------------------------------------------------------------------------------------------------------------
           (a)               (b)       (c)        (d)       (e)      (f)         (g)           (h)          (i)            (j)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Non-equity   Non-qualified
                                                                              Incentive     Deferred
                                                          Stock    Option       Plan     Compensation    All Other         Total
   Name and Principal        Year     Salary     Bonus    Awards   Awards    Compensation  Earnings     Compensation    Compensation
         Position                      ($)        ($)       ($)      ($)         ($)           ($)            ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Mark K.                      2009    $65,000       $0       $0       $0         $0            $0             $0          $65,000
Goldstein(Chairman, Vice     2008    $65,000       $0       $0       $0         $0            $0             $0          $65,000
Pres. and Secretary) (1)
-----------------------------------------------------------------------------------------------------------------------------------

Henry S. Pennypacker (CEO    2009    $65,000       $0       $0       $0         $0            $0             $0          $65,000
and Pres.)(2)                2008    $65,000       $0       $0       $0         $0            $0             $0          $65,000
-----------------------------------------------------------------------------------------------------------------------------------

Mary S. Sellers (CFO and     2009    $34,000     $ 900      $0       $0         $0            $0           $3,600        $38,500
Treas.) (3)                  2008    $40,000     $2,000     $0       $0         $0            $0           $3,600        $45,600
-----------------------------------------------------------------------------------------------------------------------------------


   (1) Mark K. Goldstein had earned unpaid salary for 2008 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above chart. Mark K. Goldstein had earned unpaid salary for 2009 of $48,736, which is included in the annual salary figure of $65,000 set forth in the above.

   (2) Henry S. Pennypacker had earned unpaid salary for 2008 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above chart. Henry S. Pennypacker had earned unpaid salary for 2009 of $56,876, which is included in the annual salary figure of $65,000 set forth in the above.



   (3) Ms. Sellers' other compensation is the value of the health insurance program partially paid by the Company (see above CD&A).

Except as set forth above, the Company paid no perquisites or other personal benefits for its executive officers during 2008 and 2009, other than expense reimbursements.

Employment Agreements
---------------------

The Company has no employment agreements with its executive officers, and there are no severance or change of control payments provided under any agreement.

Compensation of Directors
-------------------------

During 2008 and 2009, the executive officers did not receive separate compensation for their services as a directors. All directors receive reimbursement of expenses but no fees for serving as directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 12, 20098, the number of shares of common stock owned both of record and beneficially by (i) all persons owning five percent or more of the outstanding common stock of the Company; (ii) all directors, and (iii) all officers and directors as a group:

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QBs will total approximately
$22,000 for the year ended August 31, 2009

(b) Audit-Related Fees

During fiscal 2008 and 2009 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise.



(c) Tax Fees

We engage our principal accountant to assist with the preparation or review of our annual tax filings. For the year ended August 31, 2009, we will pay approximately $2,000.

(d) All Other Fees

During fiscal 2008 and 2009 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c).

(e) Audit Committees Pre-approval Policy

The Board of Directors pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountant's current year audit engagement letter and fees estimate.


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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


MAMMATECH CORPORATION


By: /s/ Henry S. Pennypacker
Henry S. Pennypacker, President,
Chief Executive Officer, Director

Date: November 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the Capacities and on the dates indicated.


Signature                      Position or Office            Date
---------                      ------------------            ----


/s/ Mark Kane Goldstein        Chairman of the Board,        November 25, 2009
-----------------------        Vice President, Secretary,
Mark Kane Goldstein            Director


/s/ Henry S. Pennypacker       President, Chief Executive    November 25, 2009
------------------------       Officer, Director
Henry S. Pennypacker


/s/ Mary Bailey Sellers        Treasurer, Chief Financial    November 25, 2009
-----------------------        Officer, Director
Mary Bailey Sellers