Form 10-Q
period 2009-11-30
MAMMATECH CORP
filed 2010-01-14
CIK 704366

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

Larger accelerated filer   [ ]                 Accelerated filer           [ ]
Non-accelerated filer      [ ]                 Smaller reporting company   [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,625 shares of common stock, par value $0.0001, outstanding as of January 14, 2010.


================================================================================


                                       MAMMATECH CORPORATION

                                               Index

                                                                                                Page

Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheets at November 30, 2009 (unaudited) and August 31, 2009                     1
          Statements of Consolidated Operations for the three months ended November 30, 2009      2
          and 2008 (unaudited)
          Statements of Cash Flows for the three months ended November 30, 2009 and 2008          3
          (unaudited)
          Notes to Financial Statements (unaudited)                                               4
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of              5
          Operation

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              9
Item 4T.  Controls and Procedures                                                                 9

Part II - OTHER INFORMATION
Item 1.   Legal Proceedings                                                                      10
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                            10
Item 3.   Defaults upon Senior Securities                                                        10
Item 4.   Submission of Matters to a Vote of Security Holders                                    10
Item 5.   Other Information                                                                      10
Item 6.   Exhibits                                                                               10

SIGNATURES                                                                                       11






                                  PART I - FINANCIAL INFORMATION


                                       Mammatech Corporation
                                          Balance Sheets



                                                                   November 30, 2009  August 31, 2009
                                                                   -----------------  ---------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash                                                                $    48,579       $    50,313
  Accounts receivable - trade                                              30,537            20,162
  Inventory                                                                36,720            36,684
                                                                      -----------       -----------
      Total current assets                                                115,836           107,159
                                                                      -----------       -----------

Property and equipment, at cost, net of accumulated depreciation          229,858           235,200
                                                                      -----------       -----------

Available for sale securities                                             430,600           422,204
Other assets                                                                2,579             5,153
                                                                      -----------       -----------
                                                                          433,179           427,357
                                                                      -----------       -----------
TOTAL ASSETS                                                          $   778,873       $   769,716
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                               $    28,915       $    19,693
  Accounts payable and accrued salaries - officers                      1,313,404         1,288,446
                                                                      -----------       -----------

      Total current liabilities                                         1,342,319         1,308,139
                                                                      -----------       -----------


Stockholders' (deficit):
 Common stock, $.0001 par value,
  200,000,000 shares authorized, 5,427,625 issued
  and outstanding                                                             543               543
 Additional paid-in capital                                             2,896,186         2,896,186

 Accumulated (deficit)                                                 (3,268,871)       (3,223,535)
                                                                      -----------       -----------

                                                                         (372,142)         (326,806)

 Treasury stock, at cost, 303,925 shares                                 (148,051)         (148,051)
                                                                      -----------       -----------

                                                                         (520,193)         (474,857)


Other comprehensive income:
 Unrealized (loss) on marketable securities                               (43,253)          (63,566)
                                                                      -----------       -----------

                                                                         (563,446)         (538,423)


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $   778,873       $   769,716
                                                                      ===========       ===========


            The accompanying notes are an integral part of these financial statements.


                              Mammatech Corporation
                     Statements of Comprehensive Operations
                         Three Months Ended November 30,
                                   (Unaudited)

                                                         2008           2009
                                                     -----------    -----------

Sales, net                                           $    90,969    $    74,717
                                                     -----------    -----------

Cost of sales                                             15,210         14,927
Cost of trainings                                         33,589          9,198
                                                     -----------    -----------
Gross profit                                              42,170         50,592
                                                     -----------    -----------

Selling, general and administrative expenses             116,144        104,417
                                                     -----------    -----------
(Loss) from operations                                   (73,974)       (53,825)
                                                     -----------    -----------

Other income

  Gain on sale of investment securities                     --            7,836
  Interest and dividend income                             3,219          7,345
                                                     -----------    -----------
                                                           3,219         15,181
                                                     -----------    -----------

(Loss) before income taxes                               (70,755)       (38,644)

Provision for income taxes                                  --             --
                                                     -----------    -----------
Net (loss)                                           $   (70,755)   $   (38,644)
                                                     ===========    ===========

Basic and fully diluted earnings per share:
 Net (loss)                                          $     (0.01)   $     (0.01)
                                                     ===========    ===========
 Weighted average shares                               5,427,625      5,427,625
                                                     ===========    ===========

  Net (loss)                                         $   (70,755)       (38,644)
   Unrealized gain (loss) from investments, net of
    income taxes                                         (75,257)        13,617
                                                     -----------    -----------
  Comprehensive (loss)                               $  (146,012)   $   (25,027)
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                  Mammatech Corporation
                                Statements of Cash Flows
                      Three Months Ended November 30, 2008 and 2009
                                       (Unaudited)

                                                                      2008         2009
                                                                   ---------    ---------
Cash flows from operating activities:
Net (loss)                                                         $ (70,755)   $ (38,644)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                       4,600        7,416
   Unrealized (gain) loss on available for sale securities            75,257       (7,836)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, trade                 69,997      (10,375)
    (Increase) in inventory                                          (17,219)         (36)
    Decrease in other assets                                            --            500
    Increase in accounts payable and accrued salaries - officers      26,405       24,958
    Increase (decrease) in accounts payable and accrued expenses      (6,015)       9,222
                                                                   ---------    ---------
  Net cash provided by (used in) operating activities                 82,270      (14,795)
                                                                   ---------    ---------

Cash flows from investing activities:
   Purchase of available for sale securities                        (224,058)     (61,941)
   Proceeds from the sale of available for sale securities           149,950       75,000
                                                                   ---------    ---------
Net cash provided by (used in) investing activities                  (74,108)      32,230
                                                                   ---------    ---------

Cash flows from financing activities:                                   --           --
                                                                   ---------    ---------

Increase (decrease) in cash                                            8,162       (1,736)

Cash and cash equivalents,
 beginning of period                                                  19,025       50,313
                                                                   ---------    ---------
Cash and cash equivalents,
 end of period                                                     $  27,187    $  48,579
                                                                   =========    =========


        The accompanying notes are an integral part of these financial statements

                                            3

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of August 31, 2009, and for the two years then ended, including notes thereto included in the Company's Form 10-K.

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

(6)  Available For Sale Securities

Available for sale securities at November 30, 2009 consist of mutual funds and equity securities with a fair market value of $430,600. The cost basis of these securities is $473,852. At August 31, 2009, available for sale securities had a fair market value of $422,204 and a cost of $485,770.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $13,617 during the three months ended November 30, 2009, and increased by $75,257 during the three months ended November 30, 2008.

(7)  Subsequent Events

The Company evaluated all events subsequent to the balance sheet date of November 30, 2009 through the date of issuances of these financial statements and has determined that there are no subsequent events that require disclosure.

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

Recent Developments

During the three months ended November 30, 2009, the Company trained and certified 1 MammaCare Specialist, 7 MammaCare Clinical Breast Examiners and 19 MammaCare Breast Self Exam (BSE) Instructors. These new certifications were generated primarily by the Company's German affiliate and the Company's relationship with Alexian Brothers Hospital Network.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been included in a number of academic institutions. One unit has been sold to a training facility; however, there can be no assurances that there will be a substantial number of future sales or that significant income will result.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended November 30, 2009 and 2008
-----------------------------------------------------------

The Company's net sales were $74,717 for the three months ended November 30, 2009 compared to $90,969 during the three months ended November 30, 2008, a decrease of approximately 17.9% from the prior period. Gross profit for the three months ended November 30, 2009 and 2008 was $50,592 and $42,170, respectively, an increase of approximately 20.0% from the prior period. This was due primarily to a reduction in cost of sales resulting from a reduction in manufacturing costs. Gross profit margin for the three months ended November 30, 2009 and 2008 was 67.7% and 46.4%, respectively.

In the three months ended November 30, 2009, net sales were $74,717, of which $52,117 was product sales and $22,600 was training revenues. The cost of products was $14,927, which was 28.6% of product sales. The cost of trainings was $9,198, representing 40.7% of training revenues. In the three months ended November 30, 2008, net sales were $90,969, of which $42,919 was product sales and $48,050 was training revenues. The cost of products was $15,210, which was 35.4% of product sales. The cost of trainings was $33,589, representing 69.9% of training revenues. The cost of products between the periods ended November 30, 2009 and 2008 decreased by $283 or 1.9% The cost of trainings between the periods ended November 30, 2009 and 2008 decreased by $24,391 or 72.6% due to a 52.9% year over year reduction in training revenues.

Selling, general and administrative expenses decreased from $116,144, for the three months ended November 30, 2008 to $104,417 for the three months ended November 30, 2009. The decrease in the three months period ended November 30, 2009 was due to cost reductions in both salaries and research and development.

The Company had a net loss of ($70,755) for the three months ended November 30, 2008 and net loss of ($38,644) for the three months ended November 30, 2009. This change was primarily from a decrease in operating costs described above. Costs associated with development of the company's Palpation Assessment Device were correspondingly reduced. As of this date, research and development of the PAD is nearly complete and the first sale has been made.

Liquidity and Capital Resources

The Company has no immediate liquidity problems. At November 30, 2009 the Company had cash on hand of $48,579 and available for sale securities of $430,600. At November 30, 2009, the Company has accounts payable and accrued salaries owing to its officers of $1,342,319. During the three months ended November 30, 2009, the Company had net loss of $38,644 and an unrealized gain from investments of $13,617.

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

     (b) There was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         MAMMATECH CORPORATION


Dated: January 14, 2010                  By: /s/ Henry Pennypacker
                                             ----------------------------------
                                             Henry Pennypacker,
                                             Chief Executive Officer



Dated: January 14, 2010                  By: /s/ Mary B. Sellers
                                             ----------------------------------
                                             Mary B. Sellers
                                             Chief Financial Officer