Form 10-Q
period 2010-02-28
MAMMATECH CORP
filed 2010-04-12
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number:  0-11050

Mammatech Corporation
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 NW 8th Ave Gainesville, Florida 32601
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (352) 375-0607

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,427,625 shares of common stock, par value $0.0001, outstanding as of April 14, 2010.

MAMMATECH   CORPORATION

PART I - FINANCIAL INFORMATION
Mammatech Corporation
Balance Sheets

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$114,290	$50,313
Accounts receivable – trade	30,104	20,162
Inventory	45,068	36,684
Total current assets	189,462	107,159

Property and equipment, at cost, net of accumulated depreciation of $211,796 and $203,854, respectively	227,258	235,200

Available for sale securities	393,123	422,204
Other assets	762	5,153
	393,885	427,357
TOTAL ASSETS	$810,605	$769,716

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$36,856	$19,693
Accounts payable and accrued salaries - officers	1,352,038	1,288,446
Total current liabilities	1,388,894	1,1308,139

Stockholders' (deficit):
Common stock, $.0001 par value,
200,000,000 shares authorized, 5,427,625 issued
and 5,123,700 outstanding	543	543
Additional paid-in capital	2,896,186	2,896,186
Accumulated (deficit)	(3,288,148)	(3,230,231)
	(391,419)	(333,502)
Treasury stock, at cost, 303,925 shares	(148,051)	(148,051)
	(539,470)	(481,553)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(38,819)	(56,870)
	(578,289)	(538,423)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$810,605	$769,716

See accompanying notes to financial statements.

Mammatech Corporation
Statements of Comprehensive Operations
Three and Six Months Ended February 28, 2010 and 2009
(Unaudited)

	Three months		Six Months
	2010	2009	2010	2009

Sales, net	$104,770	$50,766	$179,487	$141,735
Cost of sales	24,593	50,728	48,717	99,527
Gross profit	80,177	38	130,770	42,208

Selling, general and administrative expenses	108,934	124,109	213,351	240,254
(Loss) from operations	(28,757)	(124,071)	(82,581)	(198,046)

Other income and (expense):
Gain (loss) on sale of investment securities	1,948	-	9,783	-
Interest and dividend income	7,536	8,664	14,881	11,883
	9,484	8,664	24,664	11,883

(Loss) before income taxes	(19,273)	(115,407)	(57,917)	(186,163)
Provision for income taxes	-	-	-	-
Net (loss)	$(19,273)	$(115,407)	$(57,917)	$(186,163)

Basic and fully diluted earnings per share:
Net (loss)	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Weighted average shares	5,427,625	5,427,625	5,427,625	5,427,625

Net (loss)	$(19,273)	$(115,407)	$(57,917)	$(186,163)
Unrealized gain (loss) from investments, net income taxes	4,434	(11,640)	18,051	(86,897)
Comprehensive (loss)	$(14,839)	$(127,047)	$(39,866)	$(273,060)

See accompanying notes to financial statements.

Mammatech Corporation Statements of Cash Flows
Six Months Ended February 28, 2010 and 2009
(Unaudited)

	2010	2009
Net (loss)	$(57,917)	$(186,163)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	11,833	10,000
Realized gain on marketable securities	(9,783)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, trade	(9,942)	49,783
(Increase) in inventory	(8,384)	(437)
Decrease in other assets	500	-
Increase in accounts payable and accrued salaries - officers	63,592	52,810
Increase in accounts payable and accrued expenses	17,163	14,595
Net cash provided by (used in) operating activities	7,062	(59,412)

Cash flows from investing activities:
Purchase of available for sale securities	(121,165)	(152,022)
Proceeds from the sale of available for sale securities	178,080	152,023
Purchase of fixed assets	-	(400)
Net cash (used in) investing activities	(56,915)	(399)

Increase (decrease) in cash	63,977	(59,811)

Cash and cash equivalents, beginning of period	50,313	335,427

Cash and cash equivalents, end of period	$114,290	$275,616

The accompanying notes are an integral part of these financial statements

MAMMATECH CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the financial statements of the Company as of August 31, 2009, and for the two years then ended, including notes thereto included in the Company’s Form 10-K.

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

(4)           Earnings (Loss) Per Share

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

(6)           Available For Sale Securities

At February 28, 2010 and August 31, 2009, marketable securities consisted of mutual funds and equity securities with a fair market value of $393,123 and $422,204, respectively.  The cost basis of these securities was $431,942 and $479,074, respectively.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $18,051 during the six months ended February 28, 2010, and increased by $86,897 for the six months ended February 28, 2009.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s primary marketing strategy is designed to encourage sales through physicians, hospitals and diagnostic centers. Under this marketing approach, health care providers purchase the MammaCare Professional Learning System directly from the Company. The Company does not generate any revenues from the use of the Learning System by women, and the Company’s sole revenues come from sales of MammaCare System and any accompanying training.

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

To date, there are over 1,000 physicians, hospitals and diagnostic centers throughout the United States providing the Learning System to women. No assurances can be given that the Company’s marketing approach will be successful. For the Company to achieve profitability, MammaCare must be provided to an ever increasing number of women.

Recent Developments

During the three months ended February 28, 2010, the Company trained and certified 4 MammaCare Specialists, 9 MammaCare Clinical Breast Examiners (CBE) and 9 MammaCare Breast Self Exam (BSE) Instructors and re-certified 6 MammaCare Associates. Seven of the 9 new BSE certifications were produced by the Company's German affiliate.

The Company is continuing to pursue its strategy of establishing additional training sites both in the United States and abroad.

The Company continues to expend resources to complete development of its patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been included in a number of academic institutions. Its first operational deployment is at the Florida State University Medical School in Tallahassee where it is being used to train first- and second-year medical students. As of this date, research and development of the PAD is nearly complete and the first sale has been made. The Company is exploring the possibility of deploying the PAD to selected training centers for the purpose of expediting the recertification process of its certified providers. However, there can be no assurances that significant income will result from these programs or that additional training institutions will acquire the service.

The Company made its MammaCare Personal Learning System available to the public on Amazon.com. To date, sales have been modest but steady.

The Company continues to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended February 28, 2010 and 2009

The Company’s net sales were $104,770 for the three months ended February 28, 2010 compared to $50,766 during the three months ended February 28, 2009, an increase of approximately 106.4% from the prior period. This is primarily due to one large order totaling $28,500 that included items with a lower cost of goods. There was also an increase in the volume of trainings. Gross profit for the three months ended February 28, 2010 and 2009 was $80,177 and $38, respectively, an increase of approximately 2,109% from the prior period. Gross profit margin for the three months ended February 28, 2010 and 2009 was 76.6% and 0.0%, respectively.

Selling, general and administrative expenses decreased from $124,109 for the three months ended February 28, 2009 to $108,934 for the three months ended February 28, 2010, a decrease of 12.2%. This is due to lower payroll cost resulting from lower salaries of key employees.  Loss from operations for the three months ended February 28, 2010 and 2009 was ($28,757) and ($124,071), respectively, a decrease of approximately 76.8% from the prior period.

The Company had a net loss of ($19,273) for the three months ended February 28, 2010 compared to a net loss of ($115,407) for the three months ended February 28, 2009. This represents a reduction of 83.3%.

Comparison of Six Months Ended February 28, 2010 and 2009

The Company’s net sales were $179,487 for the six months ended February 28, 2010 compared to $141,735 during the six months ended February 28, 2009, an increase of approximately 26.6% from the prior period.  This is due primarily to increases in both product and training sales. Product sales increased because of an increase in advertising and training sales increased due to the purchase of a mailing list and contacting potential trainees. Gross profit for the six months ended February 28, 2010 and 2009 was $130,770 and $42,208, respectively, an increase of approximately 209.8% from the prior period. Gross profit margin for the six months ended February 28, 2010 and 2009 was 72.8% and 29.8%, respectively.

Selling, general and administrative expenses decreased from $240,254 for the six months ended February 28, 2009 to $213,355 for the six months ended February 28, 2010 due to a reduction of key employees’ salaries. Loss from operations for the six months ended February 28, 2010 and 2009 was ($82,581) and ($198,046), respectively, a decrease of approximately 58.3% from the prior period.

The Company had a net loss of ($57,917) for the six months ended February 28, 2010 compared to a net loss of ($186,163) for the six months ended February 28, 2009, a reduction of 68.9%.

Liquidity and Capital Resources

The Company has no immediate liquidity problems.  At February 28, 2010, the Company had cash on hand of $114,290 and marketable securities of $393,123.  Although the Company has $1,388,894 of current liabilities, $1,352,038 of this balance is owed to officers.  During the three months ended February 28, 2010, the Company had net loss of $19,273 and an unrealized gain from investments of $4,434.  During the six months ended February 28, 2010, the Company had net loss of $57,917 and an unrealized gain from investments of $18,051.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 4.  Controls and Procedures

(a)           During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

MAMMATECH CORPORATION

By: /s/Henry Pennypacker
Dated: April 12, 2010
Henry Pennypacker,
Chief Executive Officer

By: /s/Mary B. Sellers
Dated: April 12, 2010
Mary B. Sellers
Chief Financial Officer