Form 10-Q
period 2010-05-31
MAMMATECH CORP
filed 2010-06-30
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Yes     ☐              No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,123,700 shares of common stock, par value $0.0001, outstanding as of June 30, 2010.

MAMMATECH   CORPORATION

i

PART I - FINANCIAL INFORMATION

Mammatech Corporation
Balance Sheets

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$66,394	$50,313
Accounts receivable - trade	10,455	20,162
Inventory	45,379	36,684
Total current assets	122,228	107,159

Property and equipment, at cost, net of accumulated depreciation of $216,259 and $203,854	224,194	235,200

Available for sale securities	407,796	422,204
Other assets	762	5,153
	408,558	427,357
TOTAL ASSETS	$754,980	$769,716

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$34,995	$19,693
Accounts payable and accrued salaries - officers	1,384,538	1,288,446
Total current liabilities	1,419,533	1,308,139

Stockholders' (deficit):
Common stock, $.0001 par value,
200,000,000 shares authorized, 5,427,625 issued
and 5,123,700 outstanding	543	543
Additional paid-in capital	2,896,186	2,896,186
Accumulated (deficit)	(3,404,572)	(3,230,231)
	(507,843)	(333,502)
Treasury stock, at cost, 303,925 shares	(148,051)	(148,051)
	(655,894)	(481,553)
Other comprehensive income:
Unrealized (loss) on marketable securities	(8,659)	(56,870)
	(664,553)	(538,423)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$754,980	$769,716

See accompanying notes to the financial statements.

Mammatech Corporation
Statements of Comprehensive Operations
Three and Nine Months Ended May 31, 2010 and 2009
(Unaudited)
	Three months		Nine Months
	2010	2009	2010	2009

Sales, net	$47,195	$82,916	$226,682	$224,651
Cost of sales	31,463	17,030	80,180	116,557
Gross profit	15,732	65,886	146,502	108,094

Selling, general and administrative expenses	99,352	104,009	312,703	344,260
(Loss) from operations	(83,620)	(38,123)	(166,201)	(236,166)

Other income and (expense):
(Loss) on sale of investment securities	(37,579)	-	(27,796)	-
Interest and dividend income	4,775	4,279	19,656	16,162
	(32, 804)	4,279	(8,140)	16,162

(Loss) before income taxes	(116,424)	(33,844)	(174,341)	(220,004)
Provision for income taxes	-	-	-	-
Net (loss)	$(116,424)	$(33,844)	$(174,341)	$(220,004)

Basic and fully diluted earnings per share:
Net (loss)	$(0.02)	$(0.01)	$(0.03)	$(0.04)
Weighted average shares	5,427,625	5,427,625	5,427,625	5,427,625

Net (loss)	$(116,424)	$(33,844)	$(174,341)	$(220,004)
Unrealized gain (loss) from investments, net of income taxes	30,159	41,104	48,210	(45,793)
Comprehensive income (loss)	$(86,265)	$7,260	$(126,131)	$(265,797)

See accompanying notes to the financial statements.

Mammatech Corporation Statements of Cash Flows Nine Months Ended May 31, 2010 and 2009
(Unaudited)

	2010	2009

Net (loss)	$(174,341)	$(220,004)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization	16,296	15,000
Realized loss on the sale of marketable securities	27,796	-
Changes in assets and liabilities: Decrease in accounts receivable, trade	9,707	61,088
(Increase) in inventory	(8,695)	12,274
Decrease in other assets	500	(501)
Increase in accounts payable and accrued salaries - officers	96,092	111,139
Increase (decrease) in accounts payable and accrued expenses	15,302	(7,815)
Net cash (used in) operating activities	(17,343)	(28,819)

Cash flows from investing activities:
Purchase of available for sale securities	(353,433)	(151,545)
Proceeds from the sale of available for sale securities	388,256	--
Purchase of fixed assets	(1,399)	(738)
Net cash provided by/(used in) investing activities	33,424	(152,283)

Cash flows from financing activities:
Net cash (used in) financing activities	-	-

Increase (decrease) in cash	16,081	(181,102)

Cash and cash equivalents,
beginning of period	50,313	335,427
Cash and cash equivalents,
end of period	$66,394	$154,325

See accompanying notes to the financial statements.

MAMMATECH CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)

(1)           Summary of Significant Accounting Policies

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended November 30, 2009.  Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010 via ASU No. 2010-09.  The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended February 28, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

(6)           Available For Sale Securities

At May 31, 2010 and August 31, 2009, marketable securities consisted of mutual funds and equity securities with a fair market value of $407,796 and $422,204, respectively.  The cost basis of these securities was $416,455 and $479,074, respectively.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $48,210 during the nine months ended May 31, 2010, and increased by $45,793 for the nine months ended May 31, 2009.

(7)            Subsequent Events
The Company has evaluated all transactions subsequent to the balance sheet date of May 31, 2010, through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

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

Company Background

We are engaged in the sale of a patented breast tumor detection training system the MammaCare System™ (“MammaCare”). Using life-like models of a human female breast, MammaCare is designed to train individuals to perform effective manual breast examination. MammaCare breast models are the medical standard for training clinicians and women to perform effective breast examinations. The models contain simulated tumors of varying sizes, and polymers that simulate normal breast nodularity, or "lumpiness," that characterizes most breast tissue.

Although a woman or clinician can never determine by feel alone whether a lump is benign or malignant, detection of tumors in the size range simulated by the models is a critical step in early diagnosis of malignancies. Thus, we believe that by training women to palpate the breast model (and their own breasts) properly, the MammaCare will lead to early detection of breast cancer and thus reduce morbidity and mortality due to this disease.

MammaCare is available in several forms, all of which contain at least one of our breast models. Originally, a client was given private training, after which she was provided with a take-home breast model and other materials. Now, women can view a video tape developed by us that teaches the proper use of the model(s) and how to perform an extremely thorough breast examination technique. The practice model is designed to permit a woman to reinforce her lump detection skills periodically and serves as a comparative standard as she palpates her own breast.

Our primary marketing strategy is designed to encourage sales through physicians, hospitals diagnostic centers, and more recently, directly to women. Under this marketing approach, health care providers purchase the MammaCare Professional Learning System directly from us. Our sole revenues come from the sales of MammaCare Systems and any accompanying trainings.

The MammaCare Professional Learning System consists of a teaching model, a 24-minute video cassette, and practice kit. The teaching model is a patented breast model, designed to teach the difference between the feel of normal, nodular breast tissue and the feel of small lesions. The video cassette guides the learner through a series of step-by-step exercises, first on the models, then on her own breast tissue. This is intended to lead to mastery level proficiency in palpation, search technique and lump detection. The practice kit contains a “take-home” breast model, a written review manual, a reminder calendar and a record booklet.

Over 1,000 physicians, hospitals and diagnostic centers throughout the United States use MammaCare breast models and training programs to teach physicians, medical students, nurses, nursing students, radiological technologists, and women to perform proficient breast examination. No assurances can be given that the Company’s marketing approach will be successful. For the Company to achieve profitability, MammaCare must be provided to an ever increasing number of women.

Recent Developments

During the three months ended May 31, 2010, the Company trained and certified clinical personnel from United States and European Union medical centers including 12 MammaCare Specialists, 5 MammaCare Clinical Breast Examiners (CBE) and 15 MammaCare Breast Self Exam (BSE) Instructors. Twelve of the 15 new BSE certifications were produced by the Company’s German affiliate. During the quarter, we certified one MammaCare Associate and re-certified two MammaCare Associates.

We are continuing to pursue our interest in establishing additional training sites both in the United States and abroad.

We continue to expend resources to complete development of our patented tactile computer technology tentatively termed the Palpation Assessment Device (PAD). The PAD is the first computer-based system that teaches and evaluates manual breast examination skills. Currently, the PAD continues to undergo testing as part of the MammaCare training programs. MammaCare PAD technology has been sited in a number of academic institutions. Its first operational deployment is at the Florida State University Medical School in Tallahassee where it is being used to train first and second-year medical students. However, there can be no assurances that significant income will result from these programs or that additional training institutions will acquire the service.

After the close of the second quarter in 2009, we made our MammaCare Personal Learning System available to the public on Amazon.com. As of the end of the third quarter in 2010, the placement of our Personal Learning System on the Amazon website resulted in a modest sales. Forecasts of revenue resulting from this marketing effort remain uncertain.

During the last quarter, we completed a redesign of our website in an effort to increase accessibility by a greater variety of potential customers. We continue to update its website. We also continue our marketing strategy of direct mail advertising materials to medical centers, breast centers, health departments, medical and nursing schools, physicians, and other health care professionals on a monthly schedule.

We continue to seek a larger partner in the healthcare industry to increase the distribution of its products.

Results of Operations

Comparison of Three Months Ended May 31, 2010 and May 31, 2009

The Company’s net sales were $47,195 for the three months ended May 31, 2010 compared to $82,916 for the three months ended May 31, 2009, a decrease of approximately 43% from the prior period.  Sales of the Company's products decreased 42%, from $50,665 to $29,295, while sales from trainings decreased 45%, from $32,251 to $17,900.

The Company’s cost of sales were $31,463 for the three months ended May 31, 2010 compared to $17,030 for the three months ended May 31, 2009, an increase of approximately 85%.  Cost of product sales were $11,563 for the three months ended May 31, 2010 compared to $7,747 for the three months ended May 31, 2009, an increase of 49%. This increase is primarily due to increased numbers of breast models and educational materials provided free of charge to trainees. Cost of trainings and certifications were $19,900 for the three months ended May 31, 2010 compared to $9,283 for the three months ended May 31, 2009, an increase of 114%.

Gross profit for the three months ended May 31, 2010 and 2009 was $15,732 and $65,886 respectively, a decrease of approximately 76%, due largely to increased costs and decreased sales. Increased cost of sales resulted in a gross profit margin of 33% for the three months ended May 31, 2010 compared to 79% for the three months ended May 31, 2009.

Selling, general and administrative expenses decreased to $99,352 for the three months ended May 31, 2010 from $104,009 for the three months ended May 31, 2009.

Loss from operations for the three months ended May 31, 2010 and 2009 was $83,620 and $38,123, respectively, an increase of approximately 119%. The Company had a net loss of $116,424 for the three months ended May 31, 2010 and net loss of $33,844 for the three months ended May 31, 2009, an increase of approximately 244%.

Comparison of Nine months Ended May 31, 2010 and May 31, 2009

The Company’s net sales were $226,682 for the nine months ended May 31, 2010 compared to $224,651 for the nine months ended May 31, 2009, an increase of approximately 1%.  Sales of the Company's products increased 6.75%, from $134,551 to $143,632, while sales from trainings decreased 7.82%, from $90,100 to $83,050.

The Company’s cost of sales were $80,180 for the nine months ended May 31, 2010 compared to $116,557 for the nine months ended May 31, 2009.  Cost of product sales were $42,774 for the nine months ended May 31, 2010 compared to $65,019 for the nine months ended May 31, 2009, a decrease of 34%.  This decrease is due to control of expenses. Cost of trainings were $37,406 for the nine months ended May 31, 2010 compared to $51,538 for the nine months ended May 31, 2009, a decrease of 27%.  This decrease in cost of trainings is due to the price difference between individual trainings and the different reimbursements made to trainers for their services.

Gross profit for the nine months ended May 31, 2010 and 2009 was $146,502 and $108,094 respectively, an increase of approximately 36% due to a combination of a slight increase in sales and consistent expenses. The decreased cost of sales resulted in a gross profit margin of 65% for the nine months ended May 31, 2010 compared to 48% for the nine months ended May 31, 2009.

Selling, general and administrative expenses decreased to $312,703 for the nine months ended May 31, 2010 from $344,260 for the nine months ended May 31, 2009.

Loss from operations for the nine months ended May 31, 2010 and May 31, 2009 was $166,201 and $236,166 respectively, a decrease of 30%.  The Company had a net loss of $174,341 for the nine months ended May 31, 2010 and net loss of $220,004 for the nine months ended May 31, 2009.

Liquidity and Capital Resources

Net cash used in operating activities was $17,343 and $28,819 in the nine months ended May 31, 2010 and 2009, respectively.

Net cash provided by/(used in) investing activities was $33,424 and ($152,283) in the nine months ended May 31, 2010 and 2009, respectively. The increase of $185,707 was primarily due to increase in proceeds from the sale of securities.

To the extent the Company needs to repay accrued salaries to its officers, we will have immediate liquidity problems.  At May 31, 2010, the Company has accounts payable and accrued salaries owing to its officers of $1,384,538.  During the three months ended May 31, 2010, the Company had a net loss of $116,424 and unrealized gain from investments of $30,159.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,404,572 at May 31, 2010.  At May 31, 2010, the Company had cash on hand of $66,394 and available for sale securities with a market value of $407,796. The Company intends to use its capital resources to fund its product development and to expand distribution.  The Company believes these capital resources are sufficient to allow the Company to attract potential interest from a strategic partner and to make it an attractive candidate for grant funding from public and private sources.  However, there can be no assurance these capital resources will be sufficient to allow the Company to implement its marketing strategies or to become profitable.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 4.  Controls and Procedures

(a)           During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAMMATECH CORPORATION

By: /s/Henry Pennypacker
Dated: June 30, 2010
Henry Pennypacker,
Chief Executive Officer

By: /s/Mary B. Sellers
Dated: June 30, 2010
Mary B. Sellers
Chief Financial Officer