Form 10-K
period 2010-08-31
MAMMATECH CORP
filed 2010-12-13
CIK 704366

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-11050
MAMMATECH CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
930 NW 8th Avenue Gainesville, Florida	32601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(352) 375-0607
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No ☒

As of February 28, 2010 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $56,736.

As of December 10, 2010, 52,409,888 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

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

Recent Developments

During the year ended August 31, 2010, the Company trained and certified clinical personnel from United States and European Union medical centers including 18 MammaCare Specialists, 24 MammaCare Clinical Breast Examiners (CBE) and 55 MammaCare Breast Self Exam (BSE) Instructors. 42 of the 55 new BSE certifications were produced by the Company’s German affiliate. During the year, we certified 5 MammaCare Associate and re-certified 8 MammaCare Associates.

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

After the close of the second quarter in 2009, we made our MammaCare Personal Learning System available to the public on Amazon.com. As of the end of the third quarter in 2010, the placement of our Personal Learning System on the Amazon website resulted in modest sales. Forecasts of revenue resulting from this marketing effort remain uncertain.

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

On July 9, 2010, Mammatech Corporation (the “Company”) entered into a Share Purchase Agreement with Verdad Telecom, Inc. (“Verdad Telecom”) which was amended on July 23, 2010 (together the “Share Purchase Agreement”), under which Verdad Telecom agreed to purchase, and the Company agreed to sell, an aggregate of 47,286,188 shares of common stock of Mammatech Corporation for a purchase price of $28,371.71, or $0.0006 per share. The contemplated Share Purchase Agreement occurred on July 25, 2010 (“Closing”).

Item 1A.  Risk Factors

 The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We are dependent upon key personnel, some of whom would be difficult to replace.

Our Chief Executive Officer, Mr. Stoppenhagen works for the Company on a part-time basis.  Because of this, we may be unable to develop and manage our business.  We cannot guarantee you that we will overcome any such obstacle.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in its annual report.  If our business fails, the investors in this offering may face a complete loss of their investment.

We may not be able to attain profitability without additional funding, which may be unavailable.

We have not generated a positive cash flow from our operating activities.  Unless we begin to generate sufficient cash flows to finance operations, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

If our computer systems and Internet infrastructure fail, we will be unable to conduct our business.

We will depend upon third-party Internet service providers for design, hosting and e-commerce.  The performance of such providers’ Internet infrastructure is critical to our business and reputation, as well as our ability to attract new customers and commerce partners.  Any system failure that causes an interruption in service or a decrease in responsiveness of our web site could result in an impairment of traffic on our web site and, if sustained or repeated, could materially harm our reputation and the attractiveness of our brand name.  To the extent that we do not effectively address any capacity constraints, such constraints would have a material adverse effect on its business, result of operations and financial condition.

Failure by us to respond to changes in customer preferences could result in lack of sales revenues and may force us out of business.

Any change in the preferences of our potential customers or to shifts in the preferences of the end consumer that we fail to anticipate could reduce the demand for our products.  Decisions about our focus and the specific products we plan to offer are to be made in advance and we may be unable to anticipate and respond to changes in consumer preferences and demands.  Such a failure could lead to, among other things, customer dissatisfaction, failure to attract demand for our products and lower profit margins.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes.  We anticipate that the current administration, Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access.  Public debate of these issues will likely continue in the future.  The uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation may have an adverse effect on our customers’ purchasing decisions regarding our products.  At this time, we cannot predict which, if any, healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on our business.

We depend on adequate protection of our patent and other intellectual property rights to stay competitive.

We rely on patents, trademarks and know-how to establish and protect our intellectual property rights.  Our success will substantially depend on our ability to protect our intellectual property rights.  Our intellectual property rights may only afford us limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors, which could reduce our ability to be competitive and generate sales and profitability.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company’s offices are located at 930 NW 8th Avenue, Gainesville, Florida.  These offices are owned by the Company.

Item 3.  Legal Proceedings.

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is quoted in the Over-the-Counter Bulletin Board. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ.  The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol MAMM.OB.

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended August 31, 2010:
First Quarter	$0.05	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.05	$0.01
Fiscal year ended August 31, 2009:
First Quarter	$0.03	$0.03
Second Quarter	$0.03	$0.01
Third Quarter	$0.06	$0.00
Fourth Quarter	$0.04	$0.03

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

As of August 31, 2010, there are approximately 34 shareholders of record, including beneficial holders of the Company’s common stock with 52,409,888 shares outstanding and 303,925 shares in treasury stock.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Penny Stock Regulations

Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

Our securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Debt Securities

None.

Warrants

None.

Recent Sales of Unregistered Securities

On July 9, 2010, the Company entered into a Share Purchase Agreement with Verdad Telecom, Inc. (“Verdad Telecom”) which was amended on July 23, 2010 (together the “Share Purchase Agreement”), under which Verdad Telecom agreed to purchase, and the Company agreed to sell, an aggregate of 47,286,188 shares of common stock of Mammatech Corporation for a purchase price of $28,371.71, or $0.0006 per share. The contemplated Share Purchase Agreement occurred on July 25, 2010 (“Closing”).

Except for the Share Purchase Agreement and the transactions contemplated by that agreement, and except as other described herein, neither the Company, nor its directors and officers, had any material relationship with Verdad Telecom or its directors and officers.

The authorized capital stock of the Company consists solely of 200,000,000 shares of Common Stock, par value $0.0001 per share. As of July 23, 2010, there were 5,123,700 shares of the Company’s Common Stock outstanding. Immediately following the Closing, there were 52,409,888 shares of Common Stock outstanding, and no shares of preferred stock issued and outstanding.

Immediately following the Closing, Verdad Telecom owned an aggregate of 47,286,188 shares of the Company’s Common Stock out of the total of 52,409,888 shares of Common Stock outstanding at the Closing, or approximately 90.22% of the Company’s issued and outstanding shares. Also immediately following the Closing, Eric Stoppenhagen, Verdad Telecom’s sole director, officer and shareholder beneficially owned 47,286,188 shares of the Company’s Common Stock out of the total of 52,409,888 shares of Common Stock issued and outstanding at the Closing, or approximately 90.22% of the Company’s issued and outstanding shares.

In accordance with the provisions of the Purchase Agreement, effective as of the Closing, the existing directors and officers of the Company resigned and the following directors and officers were appointed:

Name	Age	Position
Eric Stoppenhagen	37	Director, President, CFO and Secretary

The Purchase Agreement provided that, on the closing date, the current directors and officers of the Company would resign and the Company would appoint a new set of Board of Directors, effective as of the closing date, as directed by Verdad Telecom prior to the closing date. Verdad Telecom appointed Eric Stoppenhagen to service as our sole director.  Additionally, Mr. Stoppenhagen was appointed President, Chief Financial Officer, and Secretary.  Mr. Stoppenhagen has consented to serve in such capacities. The directors of the Company prior to the Closing approved the Share Purchase Agreement and the transactions contemplated thereunder.

The issuance of the Common Shares to Verdad Telecom was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of Verdad Telecom which included, in pertinent part, that Verdad Telecom was “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that Verdad Telecom was acquiring the Common Shares for investment purposes for its own accounts and not as nominee or agent, and not with a view to the resale or distribution thereof, and that Verdad Telecom understood that the Common Shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6.  Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 1 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

Income Taxes - The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal years ended September 30, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2010 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 2000 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal years ended September 30, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2010 and 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2010 or 2009.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the years ended September 30, 2010 and 2009.

Net Loss Per Share - Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Results from Operations

For the years ended August 31, 2010 and 2009, the Company had $297,948 and $300,084 of net revenues, respectively.  Cost of sales was $151,353 for the year ended August 31, 2010, compared to $154,139 for the prior year.  Gross profit was $146,595 and $145,945 for the years ended August 31, 2010 and 2009, respectively.

For the year ended August 31, 2010, the Company incurred $402,487 of selling, general and administrative (SG&A) expenses.  For the year ended August 31, 2009, the Company incurred $432,905 of SG&A expenses.  The slight decrease in SG&A was due to a reduction of certain corporate costs.

For the year ended August 31, 2010, the Company had a loss from operations of $255,892, as compared with a loss from operations of $286,960 for the year ended August 31, 2009.

Other income (expense) was $23 and $26,078 for the years ended August 31, 2010 and 2009, respectively.  For the year ended August 31, 2010, the Company realized a loss on the sale of investment securities of $24,299.  Interest and dividend income was $24,322 and $26,078 for the years ended August 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of August 31, 2010 and 2009, the Company had assets equal to $716,402 and $769,716, respectively. The Company's current liabilities as of August 31, 2010 were $1,433,798. Current liabilities as of August 31, 2009 were $1,308,139.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended August 31, 2010 and 2009:

Twelve months ended August 31,
	2010	2009
Operating activities	$(51,901)	$(17,710)
Investing activities	48,991	48,998
Financing activities	28,372	-
Net effect on cash	$(25,462)	$(31,288)

Going Concern Uncertainties

Since inception, the Company and has a cumulative net loss of $3,486,100. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mammatech Corporation

We have audited the accompanying balance sheets of Mammatech Corporation as of August 31, 2010 and 2009, and the related statements of comprehensive operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammatech Corporation as of August 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has working capital and stockholder deficits as of August 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Certified Public Accountants

Denver, Colorado

December 9, 2010

Mammatech Corporation
Balance Sheets
August 31, 2010 and 2009

ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$75,775	$50,313
Accounts receivable - trade	24,095	20,162
Inventory	-	36,684
Total current assets	99,870	107,159

Property and equipment, at cost, net of accumulated depreciation of $199,066 and $203,854	219,731	235,200

Available for sale securities	396,039	422,204
Other assets	762	5,153
	396,801	427,357
TOTAL ASSETS	$716,402	$769,716

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,760	$19,693
Accounts payable and accrued salaries - officers	1,417,038	1,288,446
Total current liabilities	1,433,798	1,308,139

Stockholders' (deficit):
Common stock, $.0001 par value,
200,000,000 shares authorized, 52,713,813 issued and 52,409,888 outstanding as of August 31, 2010
and 5,427,625 issued and 5,123,700 outstanding at August 31, 2009	5,272	543
Additional paid-in capital	2,919,829	2,896,186
Accumulated (deficit)	(3,486,100)	(3,230,231)
	(560,999)	(333,502)
Treasury stock, at cost, 303,925 shares	(148,051)	(148,051)
	(709,050)	(481,553)
Other comprehensive income:
Unrealized (loss) on marketable securities	(8,346)	(56,870)
	(717,396)	(538,423)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$716,402	$769,716

The accompanying notes are an integral part of the financial statements

Mammatech Corporation
Statements of Comprehensive Operations
For the Years Ended August 31, 2010 and 2009

	2010	2009

Sales, net	$297,948	$300,084
Cost of sales	151,353	154,139

Gross profit	146,595	145,945

Selling, general and administrative expenses	402,487	432,905
(Loss) from operations	(255,892)	(286,960)

Other income:
Loss on sale of investment securities	(24,299)	-
Interest and dividend income	24,322	26,078
	23	26,078

(Loss) before income taxes	(255,869)	(260,882)
Provision for income taxes	-	-
Net (loss)	$(255,869)	$(260,882)

Basic and fully diluted earnings per share:
Net (loss)	$(0.03)	$(0.05)
Weighted average shares	9,974,374	5,427,625

Net (loss)	$(255,869)	$(260,882)
Unrealized gain (loss) from investments,
net of income taxes	48,524	(28,468)
Comprehensive (loss)	$(207,345)	$(289,350)

The accompanying notes are an integral part of the financial statements

Mammatech Corporation
Statement of Stockholders' (Deficit)
As of the Year Ended August 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Unrealized gain (loss) on Securities	Accumulated (Deficit)	Stockholders' (Deficit)

Balance August 31, 2008	5,427,625	$543	$2,896,186	$(148,051)	$(28,402)	$(2,969,349)	$(249,073)

Decrease in market value of securities	-	-	-	-	(28,468)	-	(28,468)

Net loss	-	-	-	-	-	(260,882)	(260,882)

Balance August 31, 2009	5,427,625	543	2,896,186	(148,051)	(56,870)	(3,230,231)	(538,423)

Increase in market value of securities	-	-	-	-	48,524	-	48,524

Issuance of common stock	47,286,188	4,729	23,643	-	-	-	28,372

Net loss	-	-	-	-	-	(255,869)	(255,869)

Balance August 31, 2010	52,713,813	$5,272	$2,919,829	$(148,051)	$(8,346)	$(3,486,100)	$(717,396)

The accompanying notes are an integral part of the financial statements

Mammatech Corporation
Statements of Cash Flows
For the Years Ended August 31, 2010 and 2009

	2010	2009
Net (loss)	$(255,869)	$(260,882)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization	20,759	18,232
Realized loss on available for sale securities	24,299	9,930
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, trade	(3,933)	68,029
Decrease in inventory	36,684	26,648
Decrease (increase) in other assets	500	(501)
Increase in accounts payable and accrued salaries - officers	128,592	139,847
(Decrease) in accounts payable and accrued expenses	(2,933)	(19,013)
Net cash (used in) operating activities	(51,901)	(17,710)

Cash flows from investing activities:
Purchase of equipment	(1,399)
Purchase of available for sale securities	(464,236)	(100,157)
Proceeds from the sale of available for sale securities	514,626	149,155
Net cash provided by investing activities	48,991	48,998

Cash flows from financing activities:
Proceeds from issuance of common stock	28,372	-
Net cash provided by financing activities	28,372	-

Increase in cash and cash equivalents	25,462	31,288

Cash and cash equivalents,
beginning of period	50,313	19,025
Cash and cash equivalents,
end of period	$75,775	$50,313

The accompanying notes are an integral part of the financial statements

Mammatech Corporation
Notes to Financial Statements
For the Years Ended August 31, 2010 and 2009

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Going Concern

Since inception, the Company and has a cumulative net loss of $3,486,100. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the years ended August 31, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of August 31, 2010 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of August 31, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended August 31, 2000 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the years ended August 31, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of August 31, 2010 and 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.  Cost of products sold consists of the cost of the purchased goods and labor related to the corresponding sales transaction. When a right of return exists, the Company defers revenues until the right of return expires. The Company recognizes revenue from services at the time the services are completed.

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

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the years ended August 31, 2010 and 2009, the Company's comprehensive loss was $207,345 and $289,350, respectively.

Net Loss Per Share

Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share is the same for all periods presented.

Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to Non-employees ("Section 505-50"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Segment Information

The Company follows Accounting Standards Codification Topic 280, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.  7% of the Company's sales were foreign.

Advertising

Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $12,360 and $15,053 for the fiscal years ended August 31, 2010 and 2009, respectively.

Research and Development

Research and development are charged to operations as incurred. Amounts charged to Research and development were $0 and $9,564 for the fiscal years ended August 31, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

During the year ended August 31, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.”  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

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

The Company has accrued an aggregate of $1,417,038 and $1,288,446 in unpaid salaries due to two officers as of August 31, 2010 and 2009, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended August 31, 2010, the Company entered into a Share Purchase Agreement with Verdad Telecom, Inc., under which Verdad purchases 47,286,188 shares of common stock of the Company for a purchase price of $28,372, or $0.0006 per share.

Upon the closing of the Share Purchase Agreement transaction, Verdad Telecom, Inc appointed Eric Stoppenhagen to serve as the sole director.  Additionally, Mr. Stoppenhagen will serve as President, Chief Financial Officer and Secretary of the Company.

NOTE 4 – AVAILABLE FOR SALE SECURITIES

Marketable securities consist of mutual funds and common stocks with a cost basis of $481,561 and fair market value of $396,039 at August 31, 2010, and are classified as available for sale as it is the Company's intent to hold them for an indefinite period of time. The proceeds from the sale of marketable securities were $514,626 in 2010 and 149,155 in 2009.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at August 31, 2010 and 2009:

	2010	2009
Land and building	$293,520	$293,520
Furniture and equipment	109,138	129,395
Leasehold improvements	16,139	16,139
	418,797	439,054
Less: accumulated depreciation	(199,066)	(203,854)
Total property and equipment	$219,731	$235,200

Depreciation expense was $16,868 and 18,232 for the year ended August 31, 2010 and 2009, respectively.

NOTE 6 – CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

During the year ended August 31, 2010, there were no sales to a single customer that accounted for at least 10% of the Company’s total sales.  During the year ended August 31, 2009, the Company sales to a single customer accounted for approximately 14%, of the Company's total sales. This comprised 15% of the Company's accounts receivable as of August 31, 2009. This customer was based in a foreign country.

The Company currently utilizes a single manufacturer for its products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

NOTE 7 – INCOME TAXES

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

At August 31, 2010 and 2009, the Company had a deferred tax asset related to net operating loss carryforwards of approximately $211,000 and $163,000, respectively.  These deferred tax assets have been fully reserved. The change in the valuation allowance was approximately $48,000 during the year ended August 31, 2010.

At August 31, 2010, the Company had net operating loss carryforwards aggregating approximately $620,000, which expire from 2022 through 2030.

The amounts shown for income taxes in the statements of operations differ from the amounts computed at federal statutory rates. The following is a reconciliation of those differences.

	Year Ended August 31,
	2010	2009

Tax at federal statutory rates	34%	34%
Valuation allowance – operating loss carryforward	(34)%	(34)%
	-	-

NOTE 8 - GRANTS

The Company was awarded a Phase 1 SBIR Grant from the National Cancer Institute in 2006. The specific objective of the Phase 1 grant is to evaluate the capability of a novel prototype online learning system to teach quality-standard Clinical Breast Examination (CBE) to medical professionals. The Company refers to this as the Palpation Assessment Device (PAD), a computer-based system that teaches and evaluates manual breast examination skills. The original amount of the research grant was approximately $158,400. The grant funds were used for equipment, consultants and staff to develop the PAD technology. The Company accounts for funds received under this grant for cost reimbursement as a reduction in general and administrative expenses. The grant funds were depleted as of March 2008. There are no other grants pending as of August 31, 2010 and 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases —The Company currently is not party to any leases

Litigation — The Company is currently not a party to any legal proceedings.

NOTE 10 – SUBSEQUENT EVENT

The Company has evaluated events subsequent to August 31, 2010.  There were no events or transactions that require recognition or disclosure in these financial statements.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

No changes in internal controls over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in  Internal Control — Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

For the quarter ended August 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position

Eric Stoppenhagen	37	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Eric Stoppenhagen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since July 2010.  Mr. Stoppenhagen, through his consulting company Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public.  He provides temporary CFO services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including as Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; CFO of Mimvi, Inc. in 2010 and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.  Mr. Stoppenhagen also serves as a director of the following public companies: AuraSource, Inc. and Catalyst Lighting Group, Inc.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Eric Stoppenhagen, during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended August 31, 2010, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements.

Audit Committee and Audit Committee Financial Expert

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended August 31, 2010. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Eric Stoppenhagen.

Indemnification

Under Florida corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended August 31, 2010 and 2009, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table and related footnotes show the compensation paid during the fiscal years ended August 31, 2010 and 2009 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total Compensation

Eric Stoppenhagen	2010	$0	$0	$0	$0
CEO, CFO, President and Secretary

Mark K. Goldstein	2010	$0	$0	$0	$0
Former Vice President and Secretary	2009	$65,000	$0	$0	$65,000

Henry S. Pennypacker	2010	$0	$0	$0	$0
Former CEO, CFO, President, Treasurer and Secretary	2009	$65,000	$0	$0	$65,000

Mary S. Sellers	2010	$0	$0	$0	$0
Former CFO and Treasurer	2009	$34,000	$0	$0	$34,000

Employment Agreements

Currently, we have no employment agreements or other agreements with any of its executive officers or employees.

Compensation of Directors

During the fiscal years ended August 31, 2010 and 2009, except as set forth above, Messrs. Stoppenhagen, Goldstein and Pennypacker did not receive separate compensation for their services as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on December 10, 2010, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 10, 2010, 52,409,813 shares of the Company's common stock were outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Common Stock

Verdad Telecom, Inc. (1)	47,286,188	90.22%
Eric Stoppenhagen	47,286,188	90.22%
All Executive Officers and Directors as a group	47,286,188	90.22%

(1)
Mr. Stoppenhagen has voting and investment control over the securities owned by Verdad Telecom, Inc. The address of Verdad Telecom, Inc. and Eric Stoppenhagen is 930 NW 8th Avenue, Gainesville, Florida.

Changes in Control Arrangements

There existed no change in control arrangements at August 31, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14.  Principal Accountant Fees and Services

StarkSchenkein, LLP is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by StarkSchenkein, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $28,100 for the fiscal year ended August 31, 2010 and $22,000 for the fiscal year ended August 31, 2009.

Audit-Related Fees

There were no fees billed by StarkSchenkein, LLP  for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended August 31, 2010 and 2009.

Tax Fees

There were zero in fees billed by StarkSchenkein, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended August 31, 2010 and 2009.

All Other Fees

There were no fees billed by StarkSchenkein, LLP for other products and services for the fiscal years ended August 31, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits:

Exhibit Number	Description of Exhibit

3	Articles of Incorporation
3.1	Articles of Amendment to Articles of Incorporation
3.2	By-Laws
3.3	Amendments to By-Laws
4	Warrants
10.1	Patent Assignment Agreements
10.2	Henry S. Pennypacker Assignment
10.3	Mark K. Goldstein Assignment
10.4	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)
10.5	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended August 31, 2010.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mammatech Corporation

Date: December 10, 2010	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 10, 2010.

By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer
President
Treasurer
Secretary and Sole Director