Form 10-Q
period 2010-11-30
MAMMATECH CORP
filed 2011-01-14
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number:  0-11050

Mammatech Corporation
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 NW 8 th Ave Gainesville, Florida 32601
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (352) 375-0607

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒        No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐         No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐               No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,409,888 shares of common stock, par value $0.0001, outstanding as of January 14, 2011.

MAMMATECH CORPORATION

PART I - FINANCIAL INFORMATION

Mammatech Corporation
Balance Sheets

	November 30,	August 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,485	$75,775
Accounts receivable - trade	3,256	24,095
Inventory	3,364	-
Total current assets	211,105	99,870

Property and equipment, at cost, net of accumulated depreciation of $201,102 and $199,066	217,695	219,731

Available for sale securities	276,804	396,039
Other assets	9,762	762
	286,566	396,081
TOTAL ASSETS	$715,366	$716,402

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$46,390	$16,760
Accounts payable and accrued salaries - officers	1,449,538	1,417,038
Total current liabilities	1,495,928	1,433,798

Stockholders' (deficit):
Common stock, $.0001 par value,
200,000,000 shares authorized, 52,409,888 issued and outstanding at November 30, 2010,
52,713,813 issued and 52,409,888 outstanding at August 31, 2010	5,241	5,272
Additional paid-in capital	2,771,809	2,919,829
Accumulated (deficit)	(3,557,294)	(3,486,100)
	(780,244)	(560,999)
Treasury stock, at cost, 303,925 shares	-	(148,051)
	(780,244)	(709,050)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(318)	(8,346)
	(780,562)	(717,396)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$715,366	$716,402

 The accompanying notes are an integral part of the financial statements

Mammatech Corporation
Statements of Comprehensive Operations
Three Months Ended November 30, 2010 and 2009
(Unaudited)

	2010	2009

Sales, net	$52,010	$74,717
Cost of sales	30,717	24,125
Gross profit	21,293	50,592

Selling, general and administrative expenses	101,741	104,417
(Loss) from operations	(80,448)	(53,825))

Other income and (expense):
Gain on sale of investment securities	4,033	7,836
Interest and dividend income	5,221	7,345
	9,254	15,181

(Loss) before income taxes	(71,194)	(38,644))
Provision for income taxes	-	-
Net (loss)	$(71,194)	$(38,644))

Basic and fully diluted earnings per share:
Net (loss)	$(0.00)	$(0.01))
Weighted average shares	52,409,888	5,427,625

Net (loss)	$(71,194)	$(38,644))
Unrealized gain from investments, net of income taxes	8,028	13,617
Comprehensive (loss)	$(63,166)	$(25,027))

 The accompanying notes are an integral part of the financial statements

Mammatech Corporation Statements of Cash Flows Three Months Ended November 30, 2010 and 2009
(Unaudited)

	2010	2009

Net (loss)	$(71,194)	$(38,644)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization	2,036	7,416
Gain on sale of marketable securities	(4,033)	(7,836)
Changes in assets and liabilities: (Increase) decrease in accounts receivable, trade	20,839	(10,375)
(Increase) in inventory	(3,364)	(36)
Decrease in other assets	(9,000)	500
Increase in accounts payable and accrued salaries - officers	29,630	24,958
Increase (decrease) in accounts payable and accrued expenses	32,500	9,222
Net cash (used in) operating activities	(2,586)	(14,795)

Cash flows from investing activities:
Purchase of available for sale securities	(108,114)	(61,941)
		-
Proceeds from the sale of available for sale securities	239,410	75,000
Net cash provided by investing activities	131,296	32,230

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Increase in cash and cash equivalents	128,710	17,435

Cash and cash equivalents,
beginning of period	75,775	31,144
Cash and cash equivalents,
end of period	$204,485	$48,579

The accompanying notes are an integral part of the financial statements

MAMMATECH CORPORATION
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

(1)           Basis of Presentation and Organization

The accompanying unaudited condensed financial statements of Mammatech Corporation (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended August 31, 2010 included in the Company's Annual Report on Form 10-K.

Organization

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

Going Concern

Since inception, the Company and has a cumulative net loss of $3,557,294. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)           Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

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

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended November 30, 2010, the Company's comprehensive loss was $63,166.

 Recently Issued Accounting Pronouncements

Recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(3)           Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

(4)           Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market value. Inventory consists principally of finished goods and packaging materials.

(5)           Available For Sale Securities

At November 30, 2010 and August 31, 2010, marketable securities consisted of mutual funds and equity securities with a fair market value of $276,804 and $396,039, respectively.  The cost basis of these securities was $277,122 and $404,385, respectively.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $8,028 during the three months ended November 30, 2010.

(6)             Treasury Stocks

During the quarter ended November 30, 2010, the Company cancelled 303,925 shares of treasury stock.

(7)             Subsequent Events

The Company has evaluated all transactions subsequent to the balance sheet date of November 30, 2010, through the date of issuance of these financial statements and has determined that there are no subsequent events that require disclosure.

I TEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the accompanying   financial statements and notes thereto included within this Quarterly Report on   Form 10-Q. In addition to historical information, the information in this   discussion contains forward-looking statements within the meaning of Section 27A   of the Securities Act of 1933, as amended, and Section 21E of the Securities   Exchange Act of 1934, as amended. These forward-looking statements involve risks   and uncertainties, including statements regarding the Company’s capital needs,   business strategy and expectations. Any statements contained herein that are not   statements of historical facts may be deemed to be forward-looking statements.   In some cases, you can identify forward-looking statements by terminology such   as “ may ”, “ will ”, “ should ”, “ expect ”, “ plan ”, “ intend ”, “ anticipate ”, “ believe ”, estimate ”, “ predict ”, “ potential ” or “ continue ”, the negative of such terms or   other comparable terminology. Actual events or results may differ materially. In   evaluating these statements, you should consider various factors described in   this Quarterly Report, including the risk factors accompanying this Quarterly   Report, and, from time to time, in other reports the Company files with the   Securities and Exchange Commission. These factors may cause the Company’s actual   results to differ materially from any forward-looking statement. The Company   disclaims any obligation to publicly update these statements, or disclose any   difference between its actual results and those reflected in these statements.   The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations

Comparison of Three Months Ended November 30, 2010 and November 30, 2009

The Company’s net sales were $52,010 for the three months ended November 30, 2010 compared to $74,717 for the three months ended November 30, 2009, a decrease of approximately 30% from the prior period.  Sales decreased due to lower demand for our product.  We plan to focus on additional marketing in order to increase sales going forward.

The Company’s cost of sales were $30,717 for the three months ended November 30, 2010 compared to $24,125 for the three months ended November 30, 2009, an increase of approximately 27%.   This increase is primarily due to increased numbers of breast models and educational materials provided free of charge to trainees.

Gross profit for the three months ended November 30, 2010 and 2009 was $21,293 and $50,592 respectively, a decrease of approximately 58%, due largely to increased costs and decreased sales. Increased cost of sales resulted in a gross profit margin of 41% for the three months ended November 30, 2010 compared to 68% for the three months ended November 30, 2009.

Selling, general and administrative expenses decreased to $101,741 for the three months ended November 30, 2010 from $104,417 for the three months ended November 30, 2009.

Loss from operations for the three months ended November 30, 2010 and 2009 was $80,448 and $53,825, respectively, an increase of approximately 49%. The Company had a net loss of $71,194 for the three months ended November 30, 2010 and net loss of $38,644 for the three months ended November 30, 2009, an increase of approximately 84%.

Liquidity and Capital Resources

Net cash used in operating activities was $2,586 and $14,795 in the three months ended November 30, 2010 and 2009, respectively.

Net cash provided by investing activities was $131,296 and $32,230 in the three months ended November 30, 2010 and 2009, respectively. The increase of $99,066 was primarily due to the sale of securities.

To the extent the Company needs to repay accrued salaries to its officers, we will have immediate liquidity problems.  At November 30, 2010, the Company has accounts payable and accrued salaries owing to its officers of $1,449,538.  During the three months ended November 30, 2010, the Company had a net loss of $71,194 and unrealized gain from investments of $8,028.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,557,294 at November 30, 2010.  At November 30, 2010, the Company had cash on hand of $204,485 and available for sale securities with a market value of $276,804. The Company intends to use its capital resources to fund its product development and to expand distribution.  The Company believes these capital resources are sufficient to allow the Company to attract potential interest from a strategic partner and to make it an attractive candidate for grant funding from public and private sources.  However, there can be no assurance these capital resources will be sufficient to allow the Company to implement its marketing strategies or to become profitable.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

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

(b)           There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

No legal proceedings are pending or threatened to the best of our knowledge.

Item 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMMATECH CORPORATION

By: /s/Eric Stoppenhagen
Dated: January 14, 2011	-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer President Treasurer Secretary and Sole Director