Form 10-Q
period 2011-02-28
MAMMATECH CORP
filed 2011-04-19
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number:  0-11050

Mammatech Corporation
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 North Garrard, Rantoul, IL 61866
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (901) 825-0673

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
Yes     ☐               No     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,246,392 shares of common stock, par value $0.0001, outstanding as of April 18, 2011.

MAMMATECH   CORPORATION

PART I - FINANCIAL INFORMATION

Mammatech Corporation
Condensed Balance Sheets

	February 28,	August 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,691	$75,775
Accounts receivable - trade	38,644	24,095

Total current assets	160,335	99,870

Property and equipment, net	216,906	219,731

Securities available for sale	385,972	396,039
Other assets	15,701	762
	401,673	396,801
TOTAL ASSETS	$778,914	$716,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$40,868	$16,760
Accounts payable and accrued salaries - officers	1,472,361	1,417,038
Total current liabilities	1,513,229	1,433,798

Stockholders' deficit:
Common stock, $.0001 par value,
200,000,000 shares authorized, 52,409,888 issued and outstanding at February 28, 2011,
52,713,813 issued and outstanding at August 31, 2010	5,241	5,272
Additional paid-in capital	2,771,809	2,919,829
Accumulated deficit	(3,526,157)	(3,486,100)
	(749,107)	(560,999)
Treasury stock, at cost, 303,925 shares	-	(148,051)
	(749,107)	(709,050)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	14,792	(8,346)
Total stockholders’ deficit	(734,315)	(717,396)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$778,914	$716,402

 The accompanying notes are an integral part of the condensed financial statements

Mammatech Corporation
Statements of Condensed Operations
Three and Six Months Ended February 28, 2011 and 2010
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010

Sales, net	$181,864	$104,770	$233,875	$179,487
Cost of sales	24,850	24,593	55,568	48,717
Gross profit	157,014	80,177	178,307	130,770

Selling, general and administrative expenses	129,682	108,934	241,423	213,351
Income (loss) from operations	27,332	(28,757)	(63,116)	(82,581	) )

Other income:
Realized gain on sale of investment securities	6,952	1,948	10,986	9,783
Interest and dividend income	6,852	7,536	12,073	14,881
	13,804	9,484	23,059	24,664

Income (loss) before income taxes	41,136	(19,273)	(40,057)	(57,917	) )
Provision for income taxes	-	-	-	-
Net income (loss)	$41,136	$(19,273)	$(40,057)	$(57,917))

Basic and fully diluted earnings per common share:
Net income (loss)	$0.00	$(0.00)	$(0.00)	$(0.01))
Weighted average common share	52,409,888	5,427,625	52,409,888	5,427,625

Net income (loss)	$41,136	$(19,273)	$(40,057)	$(57,917))
Unrealized gain from investments, net of income taxes	6,764	4,434	14,792	18,051)
Comprehensive income (loss)	$47,900	$(14,839)	$(25,265)	$(39,866))

 The accompanying notes are an integral part of the condensed financial statements

Mammatech Corporation Statements of Condensed Cash Flows Six Months Ended February 28, 2011 and 2010
(Unaudited)

	2011	2010
Operating Activities
Net loss	$(40,057)	$(57,917)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	4,065	11,833
Gain on sale of marketable securities	(10,986)	(9,783)
Changes in assets and liabilities: (Increase) in accounts receivable, trade	(14,549)	(9,942)
(Increase) in inventory	-	(8,384)
(Increase) decrease in other assets	(14,939)	500
Increase in accounts payable and accrued salaries - officers	55,323	63,592
Increase in accounts payable and accrued expenses	24,108	17,163
Net cash provided by operating activities	2,965	7,062

Investing Activities
Purchase of fixed assets	(1,240)	-
Purchase of available for sale securities	(436,074)	(121,165)
Proceeds from the sale of available for sale securities	480,265	178,080
Net cash provided by investing activities	42,951	56,915

Increase in cash and cash equivalents	45,916	63,977

Cash and cash equivalents,
beginning of period	75,775	50,313
Cash and cash equivalents,
end of period	$121,691	$114,290

The accompanying notes are an integral part of the condensed financial statements

MAMMATECH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
February 28, 2011
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended August 31, 2010 included in the Company's Annual Report on Form 10-K and the Company’s Current Report on Form 8-K dated March 11, 2011.

Organization

Mammatech Corporation was incorporated in the State of Florida on November 23, 1981. We, through our wholly-owned subsidiary Dynamic Energy Development Corporation (“DYNAMIC”), are engaged in the development, commercialization, and sales of innovative technologies in the Renewable Energy sector and deliver to the market world-class highly profitable energy solutions. DYNAMIC plans to create a full cycle process of converting discarded tires to shelf ready, salable fuel and carbon products.

On March 9, 2011, DYNAMIC, Verdad Telecom (“MAMM Controlling Shareholder”) and the Company entered into a Share Exchange Agreement (“SEA”), pursuant to which MAMM Controlling Shareholder owning an aggregate of 44,786,188 shares of common stock, $.0001 par value per share, of Mammatech (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return their shares to treasury and DYNAMIC shareholders would exchange 17,622,692 DYNAMIC shares on a one for one basis of newly issued Mammatech shares.  In return such shares to treasury the MAMM Controlling Shareholder would receive $322,000 (the “Purchase Price”).

On March 9, 2011, DYNAMIC purchased 100,000 shares, all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to Stock Purchase Agreement (the “SPA”) dated February 25, 2011. The purchase price for the Shares was Two Million Dollars ($2,000,000), payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than two million dollars ($2,000,000), then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed two million dollars ($2,000,000), then the purchase price for the shares shall be increased by one-half (1/2) of the excess revenues over two million dollars ($2,000,000).

In conjunction with the acquisition of DYNAMIC, the Company sold its wholly owned subsidiary, Mammacare Corporation, to Mark K Goldstein and Henry S. Pennypacker, its managers in exchange for $1. MammaCare Corporation was indebted to Mr. Goldstein and Mr. Pennypacker for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses.  Additionally, the Company had decided to change its business focus to pursue opportunities in the renewable energy sector.

Going Concern

Since inception, the Company has a cumulative net loss of $3,526,157. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share (EPS) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted income (loss) per share are the same for all periods presented.

Securities

Our investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income, net of applicable taxes. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gain (loss) on securities available-for-sale. For the six months ended February 28, 2011, the Company's net comprehensive loss was $25,265.

 Recently Issued Accounting Pronouncements

Effective January 2010, the FASB issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s condensed financial statements

(3)           Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

(4)           Securities Available For Sale

At February 28, 2011 and August 31, 2010, marketable securities consisted of mutual funds and equity securities with a fair market value of $385,972 and $396,039, respectively.  The cost basis of these securities was $377,218 and $404,385, respectively.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $6,764 during the three months ended February 28, 2011.

(5)             Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through April 18, 2011, the date the financial statements were available to be issued.

On March 9, 2011, DYNAMIC, Verdad Telecom (“MAMM Controlling Shareholder”) and the Company entered into a Share Exchange Agreement (“SEA”), pursuant to which MAMM Controlling Shareholder owning an aggregate of 44,786,188 shares of common stock, $.0001 par value per share, of Mammatech (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return their shares to treasury and DYNAMIC shareholders would exchange 17,622,692 DYNAMIC shares on a one for one basis of newly issued Mammatech shares.  In return such shares to treasury the MAMM Controlling Shareholder would receive $322,000 (the “Purchase Price”).

On March 9, 2011, DYNAMIC purchased 100,000 shares, all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to Stock Purchase Agreement (the “SPA”) dated February 25, 2011. The purchase price for the Shares was Two Million Dollars ($2,000,000), payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than two million dollars ($2,000,000), then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed two million dollars ($2,000,000), then the purchase price for the shares shall be increased by one-half (1/2) of the excess revenues over two million dollars ($2,000,000).

In conjunction with the acquisition of DYNAMIC, the Company sold its wholly owned subsidiary, Mammacare Corporation, to Mark K Goldstein and Henry S. Pennypacker, its managers in exchange for $1. MammaCare Corporation was indebted to Mr. Goldstein and Mr. Pennypacker for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses.  Additionally, the Company had decided change its business focus to pursue opportunities in the renewable energy sector.

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

Company Background

The Company, through our wholly owned subsidiary, is engaged in the development, commercialization, and sales of innovative technologies in the renewable energy sector and deliver to the market world-class highly profitable energy solutions. We plan to create a full cycle process of converting discarded tires to shelf ready, salable fuel and carbon products.

General

We plan to focus on the acquisition of two forms of technologies. The first technology is a theromochemical pyrolysis conversion process that has developed a proprietary technology to recycle scrap tires and convert them into a commercially viable recycled carbon black alternative referred to as "RCB".  In addition, the process also captures and recycles embedded steel in tires while also producing a unique blend of pyrolysis oil.  The second technology is a Hydro-Cracking refining process that is able to take pyrolysis oil, contaminated oil, used or waste oil products and refine them back into useable products such as gasoline, diesel, jet fuel A/B feedstock - kerosene, ammonia and alcohol feedstock - naphtha, liquid propane feedstock - light end as well as non-fuel cyclic terpenes, including high-value non-toxic cleaning agents and flavor/fragrance compounds.

The output of this process is all traditional fuels, not bio-fuels; therefore in many cases they can be used wholly in any vehicular engines or machines operating today with only ASTM testing (some buyers in the military and marine industries do not even require this test). Though traditional, the fuels to be produced by DYNAMIC are considered renewable and/or sustainable feedstocks that can be sold to traditional fuel providers allowing them to blend DYNAMIC outputs with their normal stream thus creating a blended renewable final fuel product.  Sulfur contents can be removed and the product engineered to meet various industry specifications such as the FAA. The technology also is capable of renewing hazardous materials to a usable state. Anything that is derived from the vegetable oil industry or from the petroleum industry, crude or refined crude, contaminated with bacteria or otherwise, can be turned back into useable fuel.

The disposal of used tires is a huge ecological, environmental and logistical problem in the United States and across the world. Companies globally are searching for an economically viable method of disposing these tires without doing any more damage to the environment than necessary. This issue has cost communities an exorbitant amount of time, effort and financial resources as they have had to create a dedicated infrastructure for the sole purpose of their disposal.

Theromochemical pyrolysis conversion

The technology of converting scrap tires into salable products involves a two-stage process. The recovery stage employs a continuous reactor that uses heat to break down scrap tire chips into solid and gaseous materials. The finishing stage processes the solid materials into RCB and separates the gaseous materials through a condensing process into oil and gas. The recovery stage technology is based on processes that are well established and have been thoroughly tested over the past 50 years.

Carbon Black Recovery

The recovery process begins with feeding tire chips through a vacuum port into a continuous screw reactor that operates under vacuum. The tire chips soften with heat and the subsequent reaction breaks down the vulcanized rubber into solid and gaseous materials.

The recovery process is based on what is typically referred to as pyrolysis, which is a well-known technology involving the use of heat to cause the complete decomposition of material. Pyrolysis technologies that break down rubber materials, such as tires, into oil and gas have been developed and tested successfully from a technical standpoint by a number of companies over the past 50 years. A problem with traditional pyrolysis, however, is that the solids recovered (also referred to as pyrolytic “char”) have been thermally damaged and do not have characteristics consistent with the original carbon black. The recovery technology partially overcomes this problem by controlling the reaction to recover high quality raw carbon. Although closer to carbon black than pyrolytic “char”, the recovered raw carbon that comes out of the recovery process does not have all the characteristics necessary to be sold as an effective replacement for carbon black. The finishing technology completes the conversion of the raw recovered carbon into a commercially viable carbon black alternative, resulting in recovery of the original carbon black.

The solid materials, comprised primarily of raw carbon, exit the screw reactor in powdered form and are conveyed directly to storage bins where the pressure is returned to normal in preparation of the finishing process. The gaseous materials are sent through a condenser system to capture the oil, with non-condensable gases collected as the remainder, used to co-generate power for the process.

The recovery process is accomplished in enclosed vessels and operated responsibly under strict industrial protocols to satisfy all regulatory standards. However, this process is deceptively simple and requires little attention to operate the reactor other than assuring continuous feed and product collection. The technology is concentrated on the operating conditions and the reactor screw design. The output is the raw carbon, the gas and the oil with no other significant by-product streams or emissions.

The Finishing Process

The finishing processes involves the most effective sequencing and layout of equipment, operating conditions, handling techniques, product specifications, particle size control, and other quality methods. As a result, the processing of the raw recovered carbon into its RCB product has characteristics and attributes that are substantially equivalent to certain grades of virgin carbon black.

Extraneous materials such as tramp metal are removed via magnetizer, and the raw carbon is milled to the correct particle size resulting in a very fine powder. The powder is then converted to a pellet form. The powder is palletized using a binder with strict control of pellet physical properties. This finished product is intentionally designed to match current “virgin” carbon black products in pellet properties to enable customers to introduce and use RCB with no change in handling or processing conditions. RCB pellets are packaged into either bags or super sacks at present, with bulk shipping via tank truck and rail planned for the near future.

The Hydo-Cracking Refining Process

The Hydro Cracking refining process is capable of utilizing multiple inputs to create refined fuel products.  After vetting dozens of various readily available oil based feedstocks, pyrolysis oils, more specifically pyrolysis oil derived from our RCB process, yield to highest qualities of gasoline, diesel, kerosene, naphtha, and light end.  Additionally, our particular blend of pyrolysis oil, which is derived from rubber/polymer based inputs affords us the ability to capture high value cyclic terpenes, including nontoxic cleaning agents and flavor/fragrance compounds.

Currently we operate our original demonstration model, that's referred to as "Non-Cat 1" and produces the "traditional" fuel cuts.  It utilizes a 100 year old oil cracking technology.  Non-Cat is designed and operates identical to current catalytic conversion fuel cracking processes being employed by most refinery systems on-line today.  The unique difference is that the Non-Cat process uses a low cost "reactant" as opposed to a high cost "catalyst" that is infused at a specific point in the process to generate the same input movement through the system that ultimately leads to our desired fuel outputs.

Our new proprietary process referred to as the "Hi-Cat Project" is a deceptively simple distillation system that occurs at the conclusion of the process allowing us to capture high value cyclic terpenes. The Hi-Cat technology is concluding the provisional patent process.

Expansion Strategy

We plan the following strategy for expansion.  Purchase two or more companies with technologies utilizing a theromochemical pyrolysis conversion process and pyrolysis oil refining process.  We will then co-locate and co-operate the technologies at a location referred to as the "Energy Campus".  Once we have perfected the efficient operation of the Energy Campus model, our plan is to expand to multiple pre-defined feedstock locations via a simple replication model.

Phase 1 ~ Immediate purchase of existing plant and IP – We would purchase an existing theromochemical pyrolysis conversion plant which will then be expanded and engineered for fuel conversion technology. The existing facility will have additional (pre-defined) upgrades installed to increase the total capacity.

Phase 2 ~ Fuel Processing Upgrade - The next plant upgrade will include the addition of a 12 gallon per minute Hi-Cat Pyrolysis refining operation. This will allow the now upgraded plant to process not only carbon black, steel and pyrolysis oil, but also gasoline, kerosene, diesel, naphtha and light end as well as non-fuel cyclic terpenes, including high-value non-toxic cleaning agents and flavor/fragrance compounds.

Phase 3 ~ Domestic Expansion -  After perfecting the Energy Campus Model,  DYNAMIC has identified 25 locations in the United States (States include UT, CO, TX, AL, FL, NC, SC, GA, NY, PA, TN, MN, OH, IL, IN, MO, IA, and OK) and 6 locations for expansions in Canada (BC and ON).

Expansions are predicated on the availability of tire feedstock.  A suitable expansion location is one where an existing tire receiving, grinding, shredding or recycling facility is located where certain minimum amounts of tire shred may be purchased or acquired annually by DYNAMIC.  A 66 Ton Per Day plant expansion requires a minimum of 2.5 Million tires available to purchase or acquire annually.  A 132 ton per day plant expansion requires a minimum of 5 Million tires available to purchase or acquire annually.

Phase 4 ~ International Expansion - An aggressive rollout plan for additional plants are currently under evaluation for the international market where feedstock conditions are optimal.

Energy Campus

The Energy Campus land plan for all future expansions has already been created and drafted DYNAMIC.  The land and development plan consists of the following:

Technology Modules ~ The Energy campus consists of six processing modules: (1) Tire Feedstock/Shredding, (2) Pyrolysis, (3) Carbon Finishing, (4) Pyrolysis Oil, (5) Fuel Hydro-Cracking, (6) Cyclic Terpene Distillation.

Vertical Construction ~ The total land plan requirement is 15 acres. There are 3 buildings housing the technology modules.  Depending on the size of the facility (66 TPD or 132 TPD) the square footage range is between 45,000 and 55,000.  Building 1 - Tire feedstock and shredding, Building 2 - Pyrolysis and Carbon Finishing, Building 3 - Fuel Cracking and Distillation.

The Energy campus is designed to be simple to replicate with identical structure, facade, land plan, and technology modules in all campuses.

Results of Operations

The information below represents our historical numbers. These numbers are not meaningful going forward due to the sale of our Mammacare business line.

Comparison of Three Months Ended February 28, 2011 and 2010

The Company’s net sales were $181,864 for the three months ended February 28, 2011 compared to $104,770 for the three months ended February 28, 2010, an increase of $77,094 from the prior period.  Sales increased due to increase demand for our product.  We plan to focus on innovative technologies in the renewable energy sector going forward.

The Company’s cost of sales were $24,850 for the three months ended February 28, 2011 compared to $24,593 for the three months ended February 28, 2010, an increase of $257.   This increase is primarily due to increased sales.

Gross profit for the three months ended February 28, 2011 and 2010 was $157,014 and $80,177 respectively, an increase of $76,837, due largely to increased sales. The lack of increase in cost of sales as a percentage of sales resulted in a gross profit margin of 86% for the three months ended February 28, 2011 compared to 77% for the three months ended November 30, 2010.

Selling, general and administrative expenses increased to $129,682 for the three months ended February 28, 2011 from $108,934 for the three months ended February 28, 2010.

Income (loss) from operations for the three months ended February 28, 2011 and 2010 was $27,332 and $(28,757), respectively, an increase of $56,089. The Company had a net income of $41,136 for the three months ended February 28, 2011 and net loss of $19,273 for the three months ended February 28, 2010, an increase of $60,409.

Comparison of Six Months Ended February 28, 2011 and 2010

The Company’s net sales were $233,875 for the six months ended February 28, 2011 compared to $179,487 for the six months ended February 28, 2010, an increase of $54,388 from the prior period.  Sales increased due to higher demand for our product.  We plan to focus oninnovative technologies in the renewable energy sector going forward.

The Company’s cost of sales were $55,568 for the six months ended February 28, 2011 compared to $48,717 for the six months ended February 28, 2010, an increase of $6,851.   This increase is primarily due to increased sales.

Gross profit for the six months ended February 28, 2011 and 2010 was $178,307 and $130,770 respectively, an increase of $47,537, due largely to increased sales.

Selling, general and administrative expenses increased to $241,423 for the three months ended February 28, 2011 from $213,351 for the six months ended February 28, 2010.

Loss from operations for the six months ended February 28, 2011 and 2010 was $63,116 and $82,581, respectively, a decrease of $19,465. The Company had a net loss of $40,057 for the six months ended February 28, 2011 and net loss of $57,917 for the six months ended February 28, 2010, a decrease of $17,860.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,965 and $7,062 in the six months ended February 28, 2011 and 2010, respectively.

Net cash provided by investing activities was $42,951 and $56,915 in the six months ended February 28, 2011 and 2010, respectively. The decrease of $13,964 was primarily due to the purchase of securities.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,526,157 at February 28, 2011.

On March 11, 2011, the Company changed its business to development, commercialization, and sales of innovative technologies in the Renewable Energy sector and deliver to the market world-class highly profitable energy solutions.  As such, past results are not indicative of future results. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern. There can be no assurance these capital resources will be sufficient to allow the Company to implement its marketing strategies or to become profitable.

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

(b)           There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMMATECH CORPORATION

By: /s/ James Michael Whitfield
Dated: April 18, 2011	-----------------------------------------------------------
Name: James Michael Whitfield
Title:
Chief Executive Officer

By: /s/Pamela Griffin
Dated: April 18, 2011	-----------------------------------------------------------
Name: Pamela Griffin
Title:
Chief Financial Officer and Treasurer