Form 10-Q
period 2010-12-31
MAMMATECH CORP
filed 2011-07-22
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from September 1, 2010 to December 31, 2010

Commission File Number:  0-11050

Mammatech Corporation
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Memphis Clark Tower, 5100 Popular Avenue, Ste. 2700, Memphis, TN 38137
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (901) 414-0003

233 North Garrard, Rantoul, IL 61866 Fiscal year December 31
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

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,246,392 shares of common stock, par value $0.0001, outstanding as of June 30, 2011.

MAMMATECH CORPORATION

PART I - FINANCIAL INFORMATION

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	August 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,417	$75,775
Accounts receivable - net	18,759	16,095
Inventory	408	-
Total current assets	146,584	99,870

Property and equipment - net	217,695	219,731

Securities available for sale	341,625	396,039
Other assets	17,002	8,762

TOTAL ASSETS	$707,906	$716,402

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$41,830	$16,760
Accounts payable and accrued salaries - officers	1,449,536	1,417,038
Total current liabilities	1,491,366	1,433,798

Stockholders' (deficit):
Common stock
Authorized: 200,000,000 shares, $0.0001 par value
Issued and outstanding – 52,713,813 shares
	5,272	5,272
Additional paid-in capital	2,771,778	2,919,829
Treasury stock, at cost, 303,925 shares	-	(148,051)
	2,777,050	2,777,050
Accumulated Deficit	(3,559,813)	(3,486,100)

Other comprehensive income:
Unrealized loss on marketable securities	(697)	(8,346)
	(783,460)	(717,396)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$707,906	$716,402

 The accompanying notes are an integral part of these condensed consolidated financial statements

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOUR MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (Unaudited)

	2010	2009

Sales, net	$81,061	$87,723
Cost of sales	40,175	26,213
Gross profit	40,886	61,510

Selling, general and administrative expenses	130,088	122,769
Loss from operations	(89,202)	(61,259)

Other income
Gain on sale of investment securities	7,881	9,783
Interest and dividend income	7,608	11,095
	15,489	20,878

Net loss for the period	$(73,713)	$(40,381)
Unrealized gain from investments, net of income taxes	7,649	-
Comprehensive loss for the period	$(66,064)	$(40,381)
Basic and fully diluted loss per share	$(0.00)	(0.01)

Weighted average number of shares	52,409,888	5,427,625

 The accompanying notes are an integral part of  these condensed consolidated financial statements

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
FOUR MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)
	2010	2009
Cash flows from operating activities
Net loss	$(73,713)	$(40,381)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,036	6,920

Changes in operating assets and liabilities:
(Increase) in accounts receivable, trade	(9,664)	(9,094)
(Increase) decrease in inventory	(408)	4,177
(Increase) decrease in other assets	(1,240)	5,153

Increase in accounts payable and accrued liabilities	57,568	29,652
Net cash (used in) operating activities	(25,421)	(3,573)

Cash flows from investing activities:
Additions to property and equipment	-	(10,937)
Purchase of securities available for sale	54,414	80,839

Net cash provided by investing activities	54,414	66,329

Effect of unrealized gain from investments	7,649	13,786

Increase in cash and cash equivalents	36,642	80,115

Cash and cash equivalents,
beginning of period	75,775	50,313
Cash and cash equivalents,
end of period	$112,417	$130,428

Non-cash Financing Activity
Treasury stock cancelled and returned to treasury	$148,051	$-

Supplemental disclosure of cash flow information
Cash Activities:
Interest paid	$-	$
Income taxes paid	$-	$

The accompanying notes are an integral part of  these condensed consolidated financial statements

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 31, 2009 TO DECEMBER 31, 2010
 (Unaudited)

	Common Stock		Additional Paid-In	Treasury	Unrealized Gain (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	On Securities	Deficit	Deficiency

Balance, August 31, 2009	5,427,625	$543	$2,896,186	$(148,051)	$(56,870)	$(3,230,231)	$(538,423)

Increase in market value of securities	-	-	-	-	48,524	-	48,524
Issuance of common stock	47,286,188	4,729	23,643	-	-	-	28,372
Net loss for the year	-	-	-	-	-	(255,869)	(255,869)

Balance, August 31, 2010	52,713,813	5,272	2,919,829	(148,051)	(8,346)	(3,486,100)	(717,396)

Cancellation of treasury stock	-	-	(148,051)	148,051	-	-	-
Unrealized loss from investments	-	-	-	-	7,649	-	7,649
Net loss for the period	-	-	-	-	-	(73,713)	(73,713)

Balance, December 31, 2010	52,713,813	$5,272	$2,771,778	$-	$(697)	(3,559,813)	$(783,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR MONTHS ENDED DECEMBER 31, 2010
 (UNAUDITED)

(1)  Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements of Mammatech Corporation (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended August 31, 2010, has been omitted.  The results of operations for the four month period ended December 31, 2010 are not necessarily indicative of results for the entire year ending December 31, 2011.

Organization

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.

In connection with its merger acquisition discussed below, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation. To date this name change has not been formally registered or approved in the Company’s state of incorporation.

Its wholly-owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), is a development stage company initiating a plan for commencement of a business to develop, commercialize, and sell of innovative technologies in the Renewable Energy sector. DEDC hopes to develop a full cycle process for converting discarded tires to shelf ready, salable fuel and carbon products.

On March 9, 2011, DEDC, Verdad Telecom (“MAMM Controlling Shareholder”) and the Company entered into a Share Exchange Agreement (“SEA”), pursuant to which the MAMM Controlling Shareholder owning an aggregate of 44,786,188 shares of common stock, $0.0001 par value per share, of the Company (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return their shares to treasury and DEDC shareholders would exchange 17,622,692 DEDC shares on a one for one basis of newly issued Dynamic Energy Alliance shares.  Upon returning such shares to treasury, the MAMM Controlling Shareholder would receive $322,000 (the “Purchase Price”).

On March 9, 2011, DEDC purchased 100,000 shares, representing all of the outstanding shares, of Transformation Consulting, Inc. (“TC”) pursuant to a Stock Purchase Agreement (the “SPA”) dated February 25, 2011. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by 1/2 of the excess revenues over $2,000,000.

In conjunction with the acquisition of DEDC, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers in exchange for $1. MammaCare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses.  Additionally, the Company had decided to change its business focus to pursue opportunities in the renewable energy sector.

Going Concern

Since inception, the Company has incurred cumulative net losses of $3,559,813. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company secure additional working capital through loans or sales of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mammacare Corp.  All intercompany balances and transactions are eliminated on consolidation.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Net Income (Loss) Per Common Share

Basic income (loss) per common share (EPS) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted income (loss) per share is the same for all periods presented.

Securities

The Company’s investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities. These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income, net of applicable taxes. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Comprehensive Loss

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

Recently Issued Accounting Pronouncements

Effective January 2010, the FASB issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s condensed financial statements.

(3)  Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to conform to current year presentation.

(4)  Securities Available For Sale

At December 31, 2010 and August 31, 2010, marketable securities consisted of mutual funds and equity securities with a fair market value of $341,625 and $396,039, respectively.  The cost basis of these securities was $344,631 and $404,385, respectively.

The unrealized holding losses on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $7,649 during the four months ended December 31, 2010.

(5)  Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 22, 2011, the date the condensed consolidated financial statements were available to be issued.

Except as disclosed in Note 1, following are events that occurred subsequent to December 31, 2010:

a)
Convertible Debenture

On April 9, 2011, DEDC issued an unsecured convertible debenture for the principal amount of $15,000, repayable at 20% interest per annum, and maturing within six months, with the right of extension by the Company for an additional six months with no penalties or additional payment for this right, subject to securing of a specified financing commitment. The holder of the debenture may convert the debenture into 15,000 shares of the Company’s common stock at a conversion rate of $1.00 per share, convertible at any time prior to the maturity date.  The holder will also receive an investment bonus of one share of the Company common stock for every $1 loaned to the Company. The maturity date is the earlier of: (i) six months from the signing of each debenture; or (ii) the date of securing project financing; or (iii) the date on which the Company obtains a significant capital infusion in debt or equity or some combination.. The converted shares will have the right to demand the registration of such shares..

b)	Strategic Business Services Agreement

c)
On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 4.99% of outstanding shares, with anti dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.

d)	Forward stock split and Authorized Capital Stock On May 5, 2011, shareholders of the Company approved the following:

(1)	To Forward Split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis.

(2)
To reset authorized capital stock at 500,000,000 shares, of which 300,000,000 shares shall be Common stock, par value $0.0001, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock; and

(3)	To amend the Company’s Articles of Incorporation to change the Company’s name to “Dynamic Energy Alliance Corporation”

The Company is in the process of effectuating these amendments, which are anticipated to take effect in August of 2011.

e)	Consulting Agreements On July 9, 2011, the board of directors of the Company approved and the Company executed the following:

(1)
A consulting agreement with TMDS, LLC (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of restricted shares of common stock of the Company in an amount equal to One Million (1,000,000) restricted shares every ninety (90) days (the “Quarterly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

(2)
A consulting agreement with KEY SERVICES, Inc. (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of cash in an amount equal to twenty thousand dollars (USD $20,000.00) per month, or at Company’s option (if funds are not available) restricted shares of Company’s common stock, valued at the average closing price of Company’s common stock over the proceeding 20 trading days (the “Monthly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis

f)
Line of Credit

On July 9, 2011, the board of directors of the Company approved and the Company executed a Revolving Line of Credit with Charles R. Cronin, Jr. (the “Lender”), whereby, the Lender established for a period extending to December 31, 2011 (the “Maturity Date”) a revolving line of credit (the “Credit Line”) for the Company in the principal amount of One Hundred Thousand Dollars ($100,000.00) (the “Credit Limit”), with advances requested in writing by Company on dates and in amounts up to the Credit Limit, and in the case of each advance, to be made only upon  approval and disbursement by the Lender, at his sole discretion..

g)
Stock Purchase Warrant

On July 9, 2011, the Company granted a stock purchase warrant, which entitles the warrant holder to purchase a total of 3,000,000 warrant shares, exercisable under the following terms and conditions:

i.	1,000,000 warrant shares after the first six month anniversary, at a purchase price of $0.10 per share;
ii.	1,000,000 warrant shares after the first year anniversary, at a purchase price of $0.10 per share;
iii.	1,000,000 warrant shares after the second year anniversary, at a purchase price of $0.10 per share;

In lieu of a cash payment, Holder may elect to exercise the Warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.

h)	Resignations, Appointments and Other Corporate Actions On July 9, 2011, the board of directors of the Company accepted the following resignations and appointments:

(1)	The resignation of Karl Johnson as President and Secretary of the Company, however, Mr. Johnson remained a Director of the Company for the remainder of his current term.

(2)	The ratified resignation of Michael J. Specchio as Chief Executive Officer and Director of the Company, pursuant to resignation notification as of April 5, 2011.

(3)
The official appointment of James Michael Whitfield as the Chief Executive Officer and President of the Company, including a Director of the Company for the remainder of this current term. Mr. Whitfield assumed the appointment of interim Chief Executive Officer on April 5, 2011 after a notice of resignation tendered by Mr. Michael J. Specchio.

(4)	The appointment of Tracy Williams as Secretary of the Company.

(5)	The change of corporate address to: Memphis Clark Tower, 5100 Poplar Avenue, Suite 2700, Memphis, TN 38137

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

Company Background

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.

In connection with its merger acquisition discussed below, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation. To date this name change has not been formally registered or approved in the Company’s state of incorporation.

The Company’s  wholly-owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), is a development stage company initiating a plan for commencement of a business to develop, commercialize, and sell of innovative technologies in the Renewable Energy sector. DEDC hopes to develop a full cycle process for converting discarded tires to shelf ready, salable fuel and carbon products.

On March 9, 2011, DEDC, Verdad Telecom (“MAMM Controlling Shareholder”) and the Company entered into a Share Exchange Agreement (“SEA”), pursuant to which the MAMM Controlling Shareholder owning an aggregate of 44,786,188 shares of common stock, $.0001 par value per share, of the Company (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return their shares to treasury and DEDC shareholders would exchange 17,622,692 DEDC shares on a one for one basis of newly issued Dynamic Energy Alliance shares.  Upon returning such shares to treasury, the MAMM Controlling Shareholder would receive $322,000 (the “Purchase Price”).

On March 9, 2011, DEDC purchased 100,000 shares all of the outstanding shares, of Transformation Consulting, Inc. (“TC”) pursuant to a Stock Purchase Agreement (the “SPA”) dated February 25, 2011. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by 1/2 of the excess revenues over $2,000,000.

In conjunction with the acquisition of DEDC, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers in exchange for $1. MammaCare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses.  Additionally, the Company had decided to change its business focus to pursue opportunities in the renewable energy sector.

Results of Operations

Comparison of Four Months Ended December 31, 2010 and December 31, 2009

The Company’s net sales were $81,061 for the four months ended December, 2010 compared to $87,723 for the four months ended December 31, 2009, a decrease of approximately 8% from the prior period.  Sales decreased due to lower demand for our product.  We plan to focus on additional marketing in order to increase sales going forward.

The Company’s cost of sales were $40,175 for the four months ended December 31, 2010 compared to $26,213 for the four months ended December 31, 2009, an increase of approximately 53%.   This increase is primarily due to the increased materials provided free of charge to trainees in the prior business operations.

Gross profit for the three months ended December 31, 2010 and 2009 was $40,886 and $61,510 respectively, a decrease of approximately 34%, due largely to increased costs and decreased sales. Increased cost of sales resulted in a gross profit margin of 50% for the four months ended December 31,2010 compared to 70% for the four months ended December 31, 2009.

Selling, general and administrative expenses increased to $130,088 for the four months ended December 31, 2010 from $122,769 for the four months ended December 31, 2009.

Loss from operations for the four months ended December 31, 2010 and 2009 was $89,202 and $61,259, respectively, an increase of approximately 46%. The Company had a net loss of $73,713 for the four months ended December 31, 2010 and net loss of $40,381 for the four months ended December 31, 2009, an increase of approximately 83%.

Liquidity and Capital Resources

Net cash used in operating activities was $25,421 and  $3,573 in the four months ended December 31, 2010 and 2009, respectively.

Net cash provided by investing activities was $54,414 and $69,902 in the four months ended December 31, 2010 and 2009, respectively. .This consisted primarily of net proceeds from sales of securities.

To the extent the Company needs to repay accrued salaries to its officers, we will have immediate liquidity problems.  At December 31, 2010, the Company has accounts payable and accrued salaries owing to its officers of $1,449,536.  During the four months ended December 31, 2010, the Company had a net loss of $73,713 and unrealized gain from investments of $7,649.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,559,813 at December 31, 2010.  At December 31, 2010, the Company had cash and cash equivalents on hand of $112,417 and available for sale securities with a market value of $341,625. The Company intends to use its capital resources to fund its product development and to expand distribution.  The Company believes these capital resources are sufficient to allow the Company to attract potential interest from a strategic partner and to make it an attractive candidate for grant funding from public and private sources.  However, there can be no assurance these capital resources will be sufficient to allow the Company to implement its marketing strategies or to become profitable.

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

(b)           There was no change in our internal control over financial reporting (as defined in Rule 13(a)-15(e)) that occurred during the four months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings are pending or threatened to the best of our knowledge.

ITEM 1A. RISK FACTORS

Risk factors disclosed for the 10Q period ending December 31, 2011 are filed in the Quarterly Report for the period ending March 31, 2011, filed concurrently on this date and are hereby incorporated by reference.

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

10.1           Strategic Consulting Services Agreement with NBN Enterprises, Inc.*
10.2           Consulting Agreement with TMDS, LLC*
10.3           Consulting Agreement with Key Services, Inc.*
10.4           Line of Credit with Charles R. Cronin, Jr.*
10.5           Stock Warrant Agreement with Charles R. Cronin, Jr.*
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

Date: July 22, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield Chief Executive Officer (Duly Authorized and Principal Executive Offer)

	By:	/s/ Pamela Griffin
Pamela Griffin
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)