Form 10-Q
period 2011-03-31
MAMMATECH CORP
filed 2011-07-25
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     ☐    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

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

MAMMATECH CORPORATION
Quarterly Report on Form 10-Q/A for the period ended March 31, 2011

AUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Report contains forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Among the material risks which may impact Forward Looking Statements are the following: the risk that we are unsuccessful in obtaining additional capital through the private sale of common shares, debt and/or convertible debt on commercially reasonable terms and which we require in order to fund management’s business plans; the risk that we are unsuccessful in negotiating joint ventures and other financing arrangements for the development, construction and operation of our proposed plants, and the risk that our combination of technologies planned for our plants does not perform to expectations, or does not operate profitably.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Report should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of  certain of the risks and factors that may affect the Company's business.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$20,425	$3,955
Due from related parties	133,167	-
	153,592	$3,955

Intangible Assets	2,000,000	-

	$2,153,592	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$1,038,677	$1,023,468
Income taxes payable	249,667	-
Current portion of contingent consideration payable	778,000	-
Convertible debentures payable	773,400	123,000
	2,839,744	1,146,468

Contingent consideration payable	1,222,000	-
	4,061,744	1,146,468

STOCKHOLDERS' DEFICIENCY
Common stock
Authorized:
Preferred stock: 200,000,000 shares, par value: $0.0001
Common stock: 300,000,000 shares, par value: $0.0001
Issued and outstanding: Common stock: at March 31, 2011 – 25,246,392 shares (December 31, 2010 - 10,000)	2,525	1,505
Additional paid-in capital	-	99

Accumulated deficit	(1,910,677)	(1,144,018)
	(1,908,152)	(1,142,513)

	$2,153,592	$3,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Selling, General And Administrative Expenses	$468,972	$-

Net Loss From Continuing Operations	(468,972)	-

Net income from discontinued operations	45,684	-
Gain on disposal of subsidiary	484,648	-

Net Income and Comprehensive Income For The Period	$61,360	$-

Basic And Fully Diluted Income Per Share, from Continuing Operations	$0.00	$0.00

Basic And Fully Diluted Loss Per Share, from Discontinued Operations	$0.00	$0.00

Weighted Average Number Of Shares	25,246,392	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD ENDED MARCH 31, 2011
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance, June 30, 2010		$-	$-	$-	$-

Issuance of common stock	15,046,692	1,505	(1,405		100
Additional paid-in capital adjustment to accumulated deficit			1,405	(1,405)	-
Net loss for the period	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010	15,046,692	1,505	-	(1,144,018)	(1,142,513)

Shares issued to debenture holder	2,000,000	200	(200	-	-
Share for debt exchange	576,000	58	274,942	-	275,000

				-
Recapitalization	7,623,700	762	(1,102,761		(1,101,999)
Additional paid-in capital adjustment to accumulated deficit			828,019	(828,019)	-

Net income for the period	-	-	-	61,360	61,360

Balance, March 31, 2011	25,246,392	$2,525	$-	$(1,910,677)	$(1,908,152)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Operating Activities
Net income	$61,360	$-
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of subsidiary	484,648	-
Non-cash consulting expenses	428,000	-
Changes to operating assets and liabilities:
Due from related parties	(133,167)	-
Accounts payable and accrued liabilities	15,209	-
Income taxes payable	249,667	-
Liabilities, net of assets, disposed of on sale of subsidiary	(484,648)	-
	621,069	-
Financing Activities
Shares acquired and returned to treasury	(322,000)	-
Proceeds from convertible debentures	225,400	-
	(96,600)	-

Recapitalization on reverse merger transaction	(508,000)	-

Increase In Cash	16,470	-

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$20,425	$-

Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash Financing Activities:
2,000,000 shares issued to debenture holder	$200	$-
Debenture issued for non-cash consideration	$153,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Mammatech Corporation (“MAMM” or the “Company”), through its wholly-owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), is a development stage company initiating a plan for commencement of a business to development, commercialize, and sell of innovative technologies in the renewable energy sector. DEDC hopes to develop a full cycle process for converting discarded tires to shelf ready, salable fuel and carbon products.

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company has now been changed to December 31 from August 31.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company. All of the Shares of DEDC were transferred to Dynamic Development Corporation. a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation. To date this name change has not been formally registered or approved in the Company’s state of incorporation.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company abandoned its prior business and adopted DEDC’s business plan as its principle business.

In addition, the director and officer of MAMM were replaced by the directors and officers of DEDC.

2.	BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Going Concern

Since inception, the Company has a cumulative net loss of $1910,677. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans,  sale of equity securities, or a combination, in order to implement its business plans.,  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	MERGER

(a)	Description of the Merger

This merger acquisition was transacted as follows:

The Company, DEDC and Verdad Telecom (“MAMM Controlling Shareholder”) entered into a Share Exchange Agreement, pursuant to which MAMM Controlling Shareholder, owning an aggregate of 44,786,188 shares of common stock, $.0001 par value per share, of the Company (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return its shares to treasury and DEDC shareholders would exchange 17,622,692 DEDC shares on a one for one basis of newly issued shares of the Company.  On return of such shares to treasury, the MAMM Controlling Shareholder received a cash payment of $322,000 (the “Purchase Price”).

In addition, prior to the effective time of the Merger, 2,000,000 shares of MAMM’s common stock were issued to a debenture holder pursuant to an investment bonus feature in the convertibility of debenture notes.

Immediately prior to the effective time of the Merger, 7,623,700 shares of MAMM’s common stock were issued and outstanding. Upon completion of the Merger, the DEDC shareholders owned approximately 69.8% of the Company’s issued and outstanding common stock.

All references to share and per share amounts in these financial statements have been restated to retroactively reflect the number of common shares of MAMM common stock issued pursuant to the Merger.

(b)	Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-40-25.1, which provides that the merger of a private operating company into a non-operating public corporation without significant net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public corporation continuing only as passive investors.

These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”

Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DEDC is considered the acquirer in a reverse acquisition.

MAMM’s  historical accumulated deficit for periods prior to March 9, 2011, in the amount of $ 3,559,813, was eliminated by offset against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of MAMM common stock as having been issued pursuant to the Merger on March 9, 2011.

The shares of common stock of the Company issued to the DEDC stockholders in the Merger are presented as having been outstanding since December 13, 2010, the month when DEDC first sold its equity securities.

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principles (“GAAP”), the financial statements for periods prior to March 9, 2011 reflect only the operations of DEDC

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mammacare Corp.  All intercompany balances and transactions are eliminated on consolidation.

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

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

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

Revenue Recognition

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.
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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income (loss) includes net income (loss), changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gain (loss) on securities available-for-sale. For the three months ended March 31, 2011, the Company's net comprehensive loss was $25,265.

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

5.	ACQUISITION OF TRANSFORMATION CONSULTING, INC.

On March 9, 2011, DEDC purchased 100,000 shares, representing all of the outstanding shares, of Transformation Consulting, Inc. (“TC”) pursuant to a Stock Purchase Agreement (the “SPA”) dated February 25, 2011. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

Management has estimated for presentation purposes that the present value of the contingent consideration payable is $2,000,000, put the actual amount to be paid could be higher, depending on future events.

6.	CONVERTIBLE DEBENTURES

On March 31, 2011, the Company issued $773,400 of convertible debentures (“debentures”), with interest rates from 6% to 20% per annum.  The holders of each debenture may convert the debentures into shares of the Company’s common stock, convertible at $1.00 per share at any time prior to the maturity date.  During the period, one debenture holder received an investment bonus of 2 million shares of the Company common stock, as consideration for making the investment in the debentures..  Maturity date is the earlier of: (i) six months from the signing of each debenture;  or (ii) the date on which   project financing is obtained; or (iii) the date of receipt of significant  equity investment.

In accordance with the provisions of ASC Topic 470-20, the Company recognizes the value of any embedded beneficial conversion feature in connection with the convertible notes. The fair value of the embedded beneficial conversion feature is estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair value of the common shares issuable on conversion. The embedded beneficial conversion feature would be recorded as a credit to additional paid-in capital. The resulting debt discount is accreted over the term of the notes using the effective interest amortization method. , The Company determined that no debt discount exists. The Company has recorded accrued interest of $15,209 (2010 - $Nil) on the debentures through March 31, 2011.

7.	STOCKHOLDERS' DEFICIENCY

Authorized

The Company is authorized to issue 500,000,000 shares, consisting of 200,000,000 shares of preferred stock having a par value of $0.0001 per share, and 300,000,000 shares of common stock having a par value of $0.0001 per share.

Issued and Outstanding

Preferred Stock

There were no preferred shares issued and outstanding as of March 31, 2011 and December 31, 2010.

Common Stock

There were 10,000 common shares issued and outstanding as of December 31, 2010.

During the period ended March 31, 2011, the following share transactions occurred:

2,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;

576,000 shares were issued as settlement of debt of $275,000;

52,409,888 shares had been issued prior to the reverse merger.

44,786,188 were acquired for cash payment of $322,000 and returned to treasury.

The Company's reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Company become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.

The financial statements have been prepared as if the reverse merger transactions had occurred retroactively at the of the periods presented. Share and share amounts reflect the effects of the recapitalization for all periods presented. Accordingly, all of the outstanding shares of the Acquired Company's common stock at the completion date of the reverse merger transaction have been exchanged for the Company's common stock for all periods presented.

8.	DISCOUNTINUED OPERATIONS

On February 28, 2011, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers for consideration of $1. Mammacare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses.

Following are results of operations from these discontinued operations from January 1, 2011 to February 28, 2011:

Sales, net	$157,813

Cost of sales	19,857
Gross profit	137,956

Selling, general and administrative expenses	106,606

Net Income From Discontinued Operations	31,350

Other income
Realized gain on sale of investment securities	9,869
Investment income	4,465
Net income from discontinued operations for the period	$45,684

At the date of disposition, following are assets sold and liabilities disposed, and gain on sale of the shares of the subsidiary:

Assets:
Cash	$121,691
Accounts receivable	38,644
Property and equipment	216,906
Securities available for sale	385,972
Other assets	15,701
Total assets sold	778,914
Liabilities:
Accounts payable and accrued liabilities	(40,868)
Accounts payable and accrued liabilities – officers	(1,472,361)
(734,315)
Investment cost of shares in subsidiary	1
Total net assets disposed	734,316
Proceeds on disposition	(1)
Gain on sale, before income taxes	734,315
Less: income taxes	(249,667)

Gain on sale of shares of subsidiary	$484,648

9.	SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 22, 2011, the date the condensed consolidated financial statements were available to be issued.

a)	Convertible Debenture

On April 9, 2011, DEDC issued an unsecured convertible debenture for the principal amount of $15,000, repayable at 20% interest per annum, and maturing within six months, with the right of extension by the Company for an additional six months with no penalties or additional payment for this right, subject to securing of a specified financing commitment. The holder of the debenture may convert the debenture into 15,000 shares of the Company’s common stock at a conversion price of $1.00 per share, convertible at any time prior to the maturity date.  The holder will also receive an investment bonus of one share of the Company common stock for every $1 loaned to the Company. The maturity date is the earlier of: (i) six months from the signing of each debenture; or (ii) the date of securing project financing; or (iii) the date on which the Company obtains a significant capital infusion in debt or equity or some combination.. The converted shares will have the right to demand the registration of such shares.

b)	Strategic Business Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 4.99% of outstanding shares, with anti dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non accountable expense allowance of $3,500 per month.

c)	Forward stock split and Authorized Capital Stock

On May 5, 2011, shareholders of the Company approved the following:

(1)	To Forward Split all out-standing shares of the Corporation’s common stock on a 3 for 1 basis.

(2)
To reset authorized capital stock at 500,000,000 shares, of which 300,000,000 shares shall be Common stock, par value $0.0001, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock; and

(3)	To amend the Company’s Articles of Incorporation to change the Company’s name to “Dynamic Energy Alliance Corporation”

The Company is in the process of effectuating these amendments, which are anticipated to take effect in August of 2011.

d)	Consulting Agreements

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

(2)
A consulting agreement with KEY SERVICES, Inc. (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of cash in an amount equal to twenty thousand dollars (USD $20,000.00) per month or at the Company’s option (if funds are not available) restricted shares of Company’s common stock, valued at the average closing price of Company’s common stock over the proceeding 20 trading days (the “Monthly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

e)	Line of Credit

On July 9, 2011, the board of directors of the Company approved and the Company execution of a Revolving Line of Credit with Charles R. Cronin, Jr. (the “Lender”), whereby, the Lender established for a period extending to December 31, 2011 (the “Maturity Date”) a revolving line of credit (the “Credit Line”) for the Company in the principal amount of One Hundred Thousand Dollars ($100,000.00) (the “Credit Limit”), with advances to be requested in writing by Company on dates and in amounts up to the Credit Limit, and in the case of each advance, to be made only upon  approval and disbursement by the Lender, at his sole discretion.

f)	Stock Purchase Warrant

On July 9, 2011, the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 3,000,000 warrant shares, exercisable under the following terms and conditions:

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

g)	Resignations, Appointments and Other Corporate Actions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

The comparability of our financial information is affected by our acquisition of Dynamic Energy Development Corporation in March of 2011. As a result of the acquisition, financial results reflect the combined entity beginning March 10, 2011. For further discussion of the acquisition see note 1 above.

Overview

Mammatech Corporation (“MAMM” or the “Company”), abandoned its former business on March 16 of 2011, and has embarked on a plan to develop a business engaged in the development, commercialization, and sales of innovative technologies in the renewable energy sector.  The Company is in the development stage in pursuing its new business plan, and does not currently have projects underway for the development of renewable energy plants or equipment.  The Company currently operates through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”).  As its initial focus, DEDC plans to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide   full cycle processing which converts discarded tires to shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  The Company has just initiated this business plan, and does not have any executed agreement for the development of a plant at this date.

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company has now been changed to December 31 from August 31.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company. 100% of the Shares of DEDC were transferred to Dynamic Development Corporation. a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation and a majority of the Shareholders approved these changes by written consent.  Management is in the process of accomplishing this name change.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company adopted DEDC’s business plan as the Company’s business plan.

In addition, the director and officer of MAMM was replaced by the directors and officers of DEDC.

Plan of Operations

As its first endeavor in the field of waste recycling, the Company proposes to develop a full cycle process plant for converting discarded tires to salable fuel and carbon products, in partnership on a site by site basis with local joint venture partners and/or financing sources, including companies who produce waste feed stock usable in the plants.. It’s plan call for the creation of an initial state-of-the-art production facility called the “Dynamic Energy Campus TM” by acquiring, combining and maximizing a variety of existing, proven and perhaps innovative “Renewable Energy” technologies currently available in the market.  Once a demonstration plant has been completed and is in operation, the Company’s plan calls for the development of similar freestanding facilities at different locations.   Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products.  The Company will endeavor to partner with other companies who can provide waste feed stock, land for a plant, and/or capital, on a joint venture basis.  At this date the Company has not as yet identified or contracted for development of its first plant.

Results of Operations – For the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues

The Company generated approximately $61,360 of revenue for the three months ended March 31, 2011, from consulting services provided by the Company’s Subsidiary.

Gain on disposal of subsidiary

The Company realized a gain of approximately $484,648 for the three months ended March 31, 2011 from sale of the Company’s Subsidiary.

Total operating expenses

During the three months ended March 31, 2011 total operating expenses were $468,972.

Other income and expense

The Company had other expenses for the three months ended March 31, 2011.

Net loss

During the three months ended March 31, 2011, the net income was $61,360 as a result of the described above. Net income was derived primary from other income, a $484,648 gain on disposal of subsidiary.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, and accumulated deficit of approximately $1,081,253 at March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Company had a working capital deficit of approximately $20,425 and $112,417 respectively.  The increased working capital in 2010 results primarily from the operations of the Company’s disposed subsidiary.   The decrease of approximately $91,992 for the three months ended March 31, 2011 was comprised of approximately $468,972 for general and administrative expenses.  Cash provided by financing activities for the three months ended March 31, 2011 totaled $225,400 resulting from funding from the issuance of convertible notes.

Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital.  We anticipate that we will need $2,500,000 for operations for the next 12 months. This capital will be needed for search for and selection of a project, negotiation of join venture terms with plant partners, development of plans for a plant, manufacturing of the plant and systems, start up and initial plant operation,  and associated plant costs, as well as for general overhead and administration.  The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. Company presently does not have any available credit, bank financing or other external sources of liquidity.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

SUBSEQUENT EVENTS

Except as disclosed in Note 1, following are events that occurred subsequent to December 31, 2010:

h)	Convertible Debenture

On April 9, 2011, DEDC issued an unsecured convertible debenture for the principal amount of $15,000, repayable at 20% interest per annum, and maturing within six months, with the right of extension for an additional six months with no penalties or additional payment for this right, subject to securing of a specified financing commitment. The holder of the debenture may convert the debenture into 15,000 shares of the Company’s common stock, convertible at any time prior to the maturity date.  The holder will also receive an investment bonus of one share of the Company common stock for every $1 loaned to the Company. Maturity date is the earlier of six months from the signing of each debenture or the securing of a senior note project financing and/or equity investment. The converted shares will have the right to demand the registration of such shares.

ii.  Strategic Consulting Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 4.99% of outstanding shares, with anti dilution protection. through the issuance of additional shares through the term and for the succeeding 12 months, and a non accountable expense allowance of $3,500 per month.

iii. Forward stock split and Authorized Capital Stock

On May 5, 2011, shareholders of the Company approved the following:

(4)	To Forward Split all out standing shares of the Corporation’s common stock on a 3 for 1 basis.

(5)
To reset authorized capital stock at 500,000,000 shares, of which 300,000,000 shares shall be Common stock, par value $0.0001, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock; and

(6)	To amend the Company’s Articles of Incorporation to change the Company’s name to “Dynamic Energy Alliance Corporation”

Management is in the process of implementing these amendments.

i)	Consulting Agreements

On July 9, 2011, the board of directors of the Company approved and the Company executed the following:

(1)
A consulting agreement with TMDS, LLC (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of energy campus project undertaken by the Company on non-exclusive basis, for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of restricted shares of common stock of the Company in an amount equal to One Million (1,000,000) every ninety (90) days (the “Quarterly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, negotiated separately, and agreed to in writing on a project-by-project basis.

(2)
A consulting agreement with KEY SERVICES, Inc. (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of energy campus project undertaken by the Company on non-exclusive basis, for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of cash in an amount equal to twenty thousand dollars (USD $20,000.00), or at Company’s option (if funds are not available) restricted shares of Company’s common stock, valued at the average closing price of Company’s common stock over the proceeding 20 trading days (the “Monthly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, negotiated separately, and agreed to in writing on a project-by-project basis.

j)	Line of Credit

On July 9, 2011, the board of directors of the Company approved and the Company executed a Revolving Line of Credit with Charles R. Cronin, Jr. (the “Lender”), whereby, Lender established for a period extending to December 31, 2011 (the “Maturity Date”) a revolving line of credit (the “Credit Line”) for the Company in the principal amount of One Hundred Thousand Dollars ($100,000.00) (the “Credit Limit”), with advances requested in writing by Company on dates and in amounts up to the Credit Limit, subject to approval and disbursements by Lender, at his sole discretion.

k)	Stock Purchase Warrant

On July 9, 2011, the Company granted a stock purchase warrant, which entitles the warrant holder to purchase a total of 3,000,000 warrant shares, exercisable under the following terms and conditions:

iv.	1,000,000 warrant shares after the first six month anniversary, at a purchase price of $0.10 per share;
v.	1,000,000 warrant shares after the first year anniversary, at a purchase price of $0.10 per share;
vi.	1,000,000 warrant shares after the second year anniversary, at a purchase price of $0.10 per share;

In lieu of a cash payment, Holder may elect to exercise the Warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.

l)	Resignations, Appointments and Other Corporate Actions

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include those related to the debt discount and those associated with the realization of long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash, accounts payable, accrued compensation, accrued other liabilities, related party payable and convertible notes payable approximated their fair values as of March 31, 2011 and December 31, 20010, due to their short-term nature.

Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of the impairment review, assets are reviewed on an asset-by-asset basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of each asset to future net cash flows expected to be generated by such asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Through March 31, 2011, there have been no such losses.

Recent Accounting Pronouncements

In February 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 31, 2011 and therefore will apply to any business combination that we might enter into after December 27, 2010. We do not expect that the adoption of FSP FAS 141R-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 30, 2011. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 30, 2011. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In the first fiscal quarter ended March 31, 2011, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material, pending legal proceedings, other than ordinary, routine litigation incidental to our business.

Item 1a. Risk Factors.

Risks Related to the Business and Financial Condition

Our auditors have expressed substantial doubt about our ability to continue as a “going concern.”  Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business began recording revenues in first quarter 2011 and we may never become profitable. As of March 31, 2011, we had an accumulated deficit of approximately $1,081,253 and working capital of $20,425. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of March 31, 2011.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company..

We are Currently Dependent on External Financing

Currently, we are dependent upon external financing to fund implementation of our business plan. We estimate that within the next 12 months we will need $2,500,000 to implement our business plan,  as well as joint venture arrangements and/or other financing arrangements to provide capital for development, construction and initial operation of our first plant. We do not have such capital available at this date. It is imperative that we receive this external financing to implement our business plan and to finance start up operations. New capital may not be available, adequate funds may not be sufficient to implement or business plan, or capital may not be available when needed or on terms acceptable to our management.  Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our efforts to implement our business plan and could jeopardize our ability to continue our business.

We May Not Be Able To Establish Joint Venture or Financing Arrangements, Obtain the Capital to Market Our Technology, Or Otherwise Successfully Operate Our Business.

We believe that part of the key to establishing revenues is to successfully establish joint venture or financing arrangements with local joint venture partners, and/or other local financing sources, and with public and private entities who have the need to dispose of waste products which will serve as the feedstock for operation of our Energy Campuses tm. We have not as yet negotiated such joint ventures or arrangements, and our ability to do so, and do so on favorable terms to our proposed business is uncertain. Our success in this regard will depend in large part on market acceptance of our proposed technology and our efforts to educate potential joint venture and financing partners on the advantages of teaming with us to develop, build out and operate our proposed plants. Acceptance of such proposals require marketing expenditures and education and awareness on the part of potential joint venture partners who might serve as partners in our development of plants. We may not have the resources required to promote our technology,  or to promote proposal to develop plants and to promote their potential benefits. Such efforts will require additional capital, and the availability, sources and terms for such capital are uncertain. If we are unable to obtain the necessary capital, or unable to successfully promote our technology and/or proposed plant development, or unable to develop profitable joint venture arrangements with producers of waste feed stock, we will be unable to implement our business plan or continue in business.

We have a no operating history and may be unsuccessful in our efforts to implement our business plan.

We have no history of revenues from operations in our newly selected industry.. We have yet to generate positive earnings and there can be no assurance that we will ultimately establish profitable operations.  Our business plan is subject to all the risks inherent in the establishment of a development stage enterprise.. We may be unable to locate sites, locate joint venture and/or financial partners, locate the required additional capital, our technology may not work as anticipated, we may find it difficult to obtain waste feed stock at reasonable prices, our end products may not find market acceptance, and we may fail to operate on a profitable basis. As we are in the development stage, potential investors should be aware of the difficulties normally encountered in commercializing our technology and plan proposals. If the business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment in us.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We anticipate that we will require up to approximately $2,500,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement an overall business strategy.  This is in addition to substantial additional capital we are proposing to raise from local joint venture partners and other financing participants on a project by project basis.  We currently do not have any contracts or commitments for additional financing or for plant projects..  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to implement our business plan.  If we are unable to obtain additional financing, we will likely be required to cease activities. Any additional equity financing which involves the sale of our corporate securities may involve substantial dilution to then existing shareholders, while participation arrangements in joint ventures and other arrangements will dilute the profit potential of each plant, since the fruits of plant operation will have to be shared among participating capital sources.

Because we are small and do not have much capital, we may have to limit marketing activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our business activity. As such we may not be able to complete the sales and marketing efforts required to create opportunities and then enter into joint venture arrangements to develop, construct and operate plants.. If we cannot successfully negotiate and enter into contracts for the development, construction and operation of plants, either in joint venture form, or though financing arrangements, then the Company will not be successful and you will lose your investment.

If we are unable to continue to retain the services of our current executive personnel and key consultants, or if we are unable to successfully recruit qualified managerial and company personnel having experience in our renewable energy industry, we may not be able to continue operations.

Our success depends to a significant extent upon the continued services of our current executive personnel and key consultants, including specifically James Michael Whitfield, Charles R. Cronin, Jr. and Tracy Williams. The loss of the services of any of these key persons could have a material adverse effect on our growth, revenues, and prospective business. None of these individuals currently have employment agreements and they could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our renewable energy, and we may face challenges hiring and retaining these types of employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in our renewable energy business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are a new entrant into the “Renewable Energy” industry without profitable operating history.

As of March 31, 2011, we had an accumulated deficit of approximately $1,081,253.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

We may not be successful in our efforts to build and profitably operate production facilities, with the result that we will be able to generate enough future  revenues  to achieve or sustain profitability.

We are dependent on the successful execution of acquiring, combining and maximizing a variety of existing, proven and unproven but innovative “Renewable Energy” technologies which we plan to build and to use in operation of what management believes will be profitable production facilities (“Energy Campuses TM”). The market for our concept of combining technologies is unproven, and certain of the technologies are unproven as well.  The technology may not work, or may not work properly in conjunction with other technologies, or may not gain adequate commercial acceptance.  Thus, there is no assurance that our business plan will succeed.

If We Do Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, We May Not Be Able To Develop, Construct or Operate Our Energy Campuses.

The Energy Campuses we propose to develop, construct and operate, will be subject to extensive Federal, State and Local laws and regulations.  Compliance with such laws and regulations may involve the submission of a substantial volume of data and may require lengthy substantive review. This will increase costs and could reduce profitability. We may not be able to comply with future regulatory requirements. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability on a continuing basis once we have established plants which are operating.  Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

Because Our Industry Is Subject To Rapid Technological Changes And New Developments, Our Future Success Will Depend On  Our Ability To Respond To The Changes And Keep Out Technology updated.

The creation of plants and technology utilized to convert waste materials to energy and other usable products is a relatively new technology and is subject to potentially revolutionary technological changes and new developments. Future technological developments could render the plants we propose to build and operate, and/or the equipment therein, obsolete. Future success will depend largely on our ability to anticipate or adapt to such changes in the development, operation and subsequent adaption of our plants.

Our Markets Are Increasingly Competitive And, In The Event We Are Unable To Compete Against Larger Competitors, Our Business Could Be Adversely Affected.

The conversion of waste products and materials to energy and alternative new products is becoming an increasingly competitive business. We will compete against several companies seeking to address the conversion of low cost scrap tires into renewable fuel and consumer products.  . Competitors with greater access to financial resources may enter our proposed markets and compete with us. Many of our competitors will have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. We do not have any research and development underway, relying instead on a combination of current state of the art technology for the initial plants we propose to develop, build and operate, while other competitors have established budgets for such R&D. Established competitors, who have substantially greater financial resources and longer operating histories than us, are able to engage in more substantial marketing and promotion and attract a greater number of joint venture opportunities for the development, construction and operation of plants.  In the event that we are not able to compete successfully, our business will be adversely affected and competition may make it more difficult for us to raise capital, establish joint ventures for plant development and implement our business plan.

The Company’s Implementation of Its Plan May Be impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as the current recession, or economic slowdown in the geographic markets in which the Company seeks to establish business may have the effect of making it difficult to raise the required additional capital, or to locate potential joint venture partners which serve as a key part of our business plan.  These factors could adversely affect the Company’s implementation of its business plan and the ultimate establishment of profitable operations.

 Recent volatility in the Financial Markets may negatively impact the Company’s ability to access Capital and Credit Markets and Implement its Plan

Capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and availability of funds remains limited, it is possible that the Company’s ability to raise additional capital through the private placement of shares, debt and/or convertible debt may be limited by these factors while the Company currently requires such sources of additional capital in order to implement its business plan and establish operating revenues.

Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to maintain adequate internal controls, our business and operating results could be harmed.

Risks Related to Common Stock

Additional financings may dilute the holdings of our current shareholders.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There is currently a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

There has been a limited public market for our common stock and an active public market for our common stock may not develop.  Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As part of the merger (acquisition) transaction completed on March 16, 2009, we issued 17,622,692 shares of the common stock of the Company, $.0001 par value per share, to the shareholders of Dynamic Energy Development Corporation in a share exchange on a one for one basis. Subsequently, Verdad Telecom returned 44,786,188 shares of common stock in the Company, $.0001 par value per share, in exchange for a cash payment of $322,000 (the “Purchase Price”). This transaction closed on March 10, 2011. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) of the Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 5, 2011, our Board of Directors and the majority shareholders of approximately 59.23% of our common stock with voting power as of the Record Date have giving written consent as of May 5, 2011, to approve the following:

(1)	To Forward Split all out standing shares of the Corporation’s common stock on a 3 for 1 basis.

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

These actions were approved effective as of May 5, 2011, by our Board of Directors and the shareholders who hold a majority of our issued and outstanding voting securities. We anticipate an effective date of __________, 2011, or as soon thereafter as practicable in accordance applicable law, including the Florida General Corporation Law (“FGCL”).

On May 5, 2011, the Board of Directors of Mammatech Corporation (the “Company”) approved by unanimous written consent the change of the Company’s fiscal year end from August 31 to December 31. The Company intends to file a transition report on Form 10-Q for the transition period from September 1, 2010 to December 31, 2010.

Item 5. Other Information.

N/A

Item 6. Exhibits.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.	Description

3.1	Articles of Incorporation

3.2	Articles of Amendment to Articles of Incorporation

3.3	By-Laws

3.4	Amendments to By-Laws

10.1
Share Exchange Agreement dated March 9, 2011, by and among Dynamic Energy Development Corporation, Mammatech Corporation and Verdad Telecom (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)

10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

21.1	List of Subsidiaries

99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2010).

99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).

31.1	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

Date: July 22, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: July 22, 2011	By:	/s/ Pamela Griffin
Pamela Griffin
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)