Form 10-Q/A
period 2010-12-31
MAMMATECH CORP
filed 2011-08-15
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment”) amends the Registrant’s Transition Report on Form 10-Q for the transition period from September 1, 2010 to December 31, 2010, filed with the Securities and Exchange Commission on July 25, 2011 (“Transition Report”). The purpose of this Amendment is to file the correct version of the Transition Report as approved by the Company and its auditors, after the Company mistakenly filed the incorrect version of the Transition Report in the prior filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

MAMMATECH CORPORATION

PART I - FINANCIAL INFORMATION

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	August 31,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,417	$75,775
Accounts receivable - net	18,759	16,095
Inventory	408	-
Total current assets	131,584	91,870

Property and equipment - net	217,695	219,731

Securities available for sale	341,625	396,039
Other assets	17,002	8,762

TOTAL ASSETS	$707,906	$716,402

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$41,830	$16,760
Accounts payable and accrued salaries - officers	1,449,536	1,417,038
Total current liabilities	1,491,366	1,433,798

Stockholders' deficit:
Common stock

Authorized: 200,000,000 shares, $0.0001 par value
Issued and outstanding – 52,713,813 shares at December 31, 2010 and August 31, 2010	5,272	5,272
Additional paid-in capital	2,771,778	2,919,829
Treasury stock, at cost, 303,925 shares	-	(148,051)
	2,777,050	2,777,050
Accumulated deficit	(3,559,813)	(3,486,100)
Other comprehensive income:
Unrealized loss on marketable securities	(697)	(8,346)
Total stockholders’ deficit	(783,460)	(717,396)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$707,906	$716,402

 The accompanying notes are an integral part of these condensed consolidated financial statements

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOUR MONTHS ENDED DECEMBER 31, 2010 AND 2009
 (Unaudited)

	2010	2009

Sales, net	$81,061	$87,723
Cost of sales	40,175	26,213
Gross profit	40,886	61,510

Selling, general and administrative expenses	130,088	122,769
Loss from operations	(89,202)	(61,259)

Other income
Gain on sale of investment securities	7,881	9,783
Interest and dividend income	7,608	11,095
	15,489	20,878

Net loss for the period	$(73,713)	$(40,381)
Unrealized gain from investments, net of income taxes	7,649	-
Comprehensive loss for the period	$(66,064)	$(40,381)
Basic and fully diluted loss per share	$(0.00)	(0.01)

Weighted average common shares – basic and diluted	52,713,813	5,427,625

 The accompanying notes are an integral part of these condensed consolidated financial statements

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
FOUR MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(73,713)	$(40,381)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,036	6,920

Changes in operating assets and liabilities:
(Increase) in accounts receivable, trade	(9,664)	(9,094)
(Increase) decrease in inventory	(408)	4,177
(Increase) decrease in other assets	(1,240)	5,153

Increase in accounts payable and accrued liabilities	57,568	29,652
Net cash used in operating activities	(25,421)	(3,573)

Cash flows from investing activities:
Additions to property and equipment	-	(10,937)
Purchase of securities available for sale	54,414	80,839

Net cash provided by investing activities	54,414	69,902

Effect of unrealized gain from investments	7,649	13,786

Increase in cash and cash equivalents	36,642	80,115

Cash and cash equivalents,
beginning of period	75,775	50,313
Cash and cash equivalents,
end of period	$112,417	$130,428

Non-cash Financing Activity
Treasury stock cancelled and returned to treasury	$148,051	$-

Supplemental disclosure of cash flow information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD AUGUST 31, 2009 TO DECEMBER 31, 2010
 (Unaudited)

	Common Stock		Additional Paid-In	Treasury	Unrealized Gain (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	On Securities	Deficit	Deficit

Balance, August 31, 2009	5,427,625	$543	$2,896,186	$(148,051)	$(56,870)	$(3,230,231)	$(538,423)

Increase in market value of securities	-	-	-	-	48,524	-	48,524
Issuance of common stock	47,286,188	4,729	23,643	-	-	-	28,372
Net loss for the year	-	-	-	-	-	(255,869)	(255,869)

Balance, August 31, 2010	52,713,813	5,272	2,919,829	(148,051)	(8,346)	(3,486,100)	(717,396)

Cancellation of treasury stock	-	-	(148,051)	148,051	-	-	-
Unrealized loss from investments	-	-	-	-	7,649	-	7,649
Net loss for the period	-	-	-	-	-	(73,713)	(73,713)

Balance, December 31, 2010	52,713,813	$5,272	$2,771,778	$-	$(697)	$(3,559,813)	$(783,460)

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

Securities

The Company’s investments in these marketable securities are classified as available-for-sale securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities . These securities are carried at their fair value, and all unrealized gains and losses are recorded within other comprehensive income, net of applicable taxes. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Except as disclosed in Note 1, following are events that occurred subsequent to December 31, 2010:

a)	Discontinued Operations

On February 28, 2011, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers for consideration of $1. Mammacare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and continued losses. Results of operations from these discontinued operations from January 1, 2011 to February 28, 2011 were net income of $30,151. AT the date of disposition, gain on sale of the shares of the subsidiary was $484,648.

b)	Merger Acquisition by way of Share Exchange

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

The Company, DEDC and Verdad Telecom (“MAMM Controlling Shareholder”) entered into a Share Exchange Agreement, pursuant to which MAMM Controlling Shareholder, owning an aggregate of 44,786,188 shares of common stock, $.0001 par value per share, of the Company (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old MAMM Shares”) would return its shares to treasury and DEDC shareholders would exchange 17,622,692 DEDC shares on a one for one basis of newly issued shares of the Company.  On return of such shares to treasury, the MAMM Controlling Shareholder received a cash payment of $322,000.

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

In addition, the director and officer of MAMM were replaced by the directors and officers of DEDC.

c)	Acquisition of Transformation Consulting, Inc.

To July 22, 2011 the Company issued On March 9, 2011, DEDC purchased 100,000 shares, representing all of the outstanding shares, of Transformation Consulting, Inc. (“TC”) pursuant to a Stock Purchase Agreement dated February 25, 2011. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

d)
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

e)	Strategic Business Services Agreement

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

f)	Forward stock split and Authorized Capital Stock On May 5, 2011, shareholders of the Company approved the following:

(1)	To Forward Split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis.

(2)
To reset authorized capital stock at 500,000,000 shares, of which 300,000,000 shares shall be Common stock, par value $0.0001, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock; and

(3)	To amend the Company’s Articles of Incorporation to change the Company’s name to “Dynamic Energy Alliance Corporation”

The Company is in the process of effectuating these amendments, which are anticipated to take effect in August of 2011.

g)	Consulting Agreements On July 9, 2011, the board of directors of the Company approved and the Company executed the following:

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

(2)
A consulting agreement with KEY SERVICES, Inc. (“Consultant”), whereby Consultant shall locate and assist in the Company’s development and construction of energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of cash in an amount equal to twenty thousand dollars (USD $20,000.00) per month, or at Company’s option (if funds are not available) restricted shares of Company’s common stock, valued at the average closing price of Company’s common stock over the proceeding 20 trading days (the “Monthly Payment”). In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis

h)
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

i)
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

j)	Resignations, Appointments and Other Corporate Actions On July 9, 2011, the board of directors of the Company accepted the following resignations and appointments:

(1)	The resignation of Karl Johnson as President and Secretary of the Company, however, Mr. Johnson remained a Director of the Company for the remainder of his current term.

(2)	The ratified resignation of Michael J. Specchio as Chief Executive Officer and Director of the Company, pursuant to resignation notification as of April 5, 2011.

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

Net cash provided by investing activities was $54,414 and $69,902 in the four months ended December 31, 2010 and 2009, respectively. This consisted primarily of net proceeds from sales of securities.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K. Those exhibits marked with an asterisk (*) refer to exhibits filed herewith.

10.1*	Strategic Consulting Services Agreement with NBN Enterprises, Inc.
10.2*	Consulting Agreement with TMDS, LLC
10.3*	Consulting Agreement with Key Services, Inc.
10.4*	Line of Credit with Charles R. Cronin, Jr.
10.5*	Stock Warrant Agreement with Charles R. Cronin, Jr.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

Date: August 12, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield Chief Executive Officer (Duly Authorized and Principal Executive Offer)

	By:	/s/ Pamela Griffin
Pamela Griffin
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)