Form 10-Q/A
period 2011-03-31
MAMMATECH CORP
filed 2011-08-15
CIK 704366

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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on July 25, 2011 (“Quarterly Report”). The purpose of this Amendment is to file the correct version of the Quarterly Report as approved by the Company and its auditors, after the Company mistakenly filed the incorrect version of the Quarterly Report in the prior filing.

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

Item 1.  Financial Statements

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$20,425	$3,955
Due from related parties	133,167	-
Total current assets	153,592	$3,955

Intangible assets	2,000,000	-

Total Assets	$2,153,592	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$1,038,677	$1,023,468
Income taxes payable	249,667	-
Current portion of contingent consideration payable	778,000	-
Convertible debentures payable	773,400	123,000
Total current liabilities	2,839,744	1,146,468

Contingent consideration payable	1,222,000	-
Total Liabilities	4,061,744	1,146,468

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
Preferred stock: 50,000,000 shares authorized, par value: $0.00001, zero shares issued and outstanding as of March 31, 2011 and December 31, 2010	-
Common stock: 150,000,000 shares authorized, par value: $0.00001,
25,246,392 shares issued and outstanding March 31, 2011 – 25,246,392 shares (December 31, 2010 - 10,000)	2,525	1
Additional paid-in capital	-	99

Accumulated deficit (1)	(1,910,677)	(1,142,613)
	(1,908,152)	(1,142,513)

	$2,153,592	$3,955

(1) The March 9, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Revenues	-	-
Costs of revenues	-	-
Selling, general and administrative expenses	$468,972	$-

Net loss from continuing operations	(468,972)	-

Gain on disposal of discontinued operations, including net income from discontinued operations (net of tax - $30,151)	484,648

Net income	$15,676	$-

Basic and fully diluted loss per share, from continuing operations	$0.00	$0.00

Basic and fully diluted loss per share, from discontinued operations	$0.00	$0.00

Weighted average number of common shares outstanding – basic and diluted (2)	25,246,392	10,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2011
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2010		$-	$-	$-	$-

Issuance of common stock	10,000	1	99	-	100
	-	-			-
Net loss for the period	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (3)	10,000	1	99	(1,142,613)	(1,142,513)

Private company shares issued in shares exchange transaction	15,036,692	1,504	(1,504)	-	-
Shares issued to debenture holder	2,000,000	200	(200)	-	-
Share for debt exchange	576,000	58	274,942	-	275,000

Recapitalization	7,623,700	762	(1,057,077)	-	(1,056,315)

Additional paid-in capital adjustment to accumulated deficit	-	-	783,740	(783,740)	-

Net income for the period	-	-	-	15,676	15,676

Balance, March 31, 2011	25,246,392	$2,525	$-	$(1,910,677)	$(1,908,152)

(3) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Operating Activities
Net income	$15,676	$-
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of subsidiary	(484,648)	-
Non-cash consulting expenses	428,000	-
Recapitalization under reverse merger	(739,706)
Changes to operating assets and liabilities:
Due from related parties	(133,167)	-
Accounts payable and accrued liabilities	15,209	-
Income taxes payable	249,667	-
Liabilities, net of assets, disposed on sale of subsidiary	484,648	-
Net cash provided by operating activities	(164,321)	-
Financing Activities
Shares acquired and returned to treasury	(322,000)	-
Proceeds from convertible debentures	225,400	-
Cash received from reverse merger	277,391	-
Net cash used by financing activities	180,791	-

Increase In Cash	16,470	-

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$20,425	$-

Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activities:
Common stock issued upon reverse merger	$2,266
2,000,000 shares issued to debenture holder	$200	$-
Debenture issued for non-cash consideration	$153,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

MAMMATECH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Mammatech Corporation (“MAMM” or the “Company”), through its wholly-owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), is initiating a plan for commencement of a business to develop, commercialize, and sell innovative technologies in the renewable energy sector. DEDC will create a full cycle process for converting discarded tires to shelf ready, salable fuel and carbon products.

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company has now been changed to December 31 from August 31.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation. To date, this name change has not been formally registered or approved in the Company’s state of incorporation.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company abandoned its prior business and adopted DEDC’s business plan as its principal business.

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

Going Concern

Since inception, the Company has a cumulative net loss of $1,910,677. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans,  sale of equity securities, or a combination, in order to implement its business plans.,  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.

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

The three levels are defined as follows:

·	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3	inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

Intangible Assets

Intangible assets comprise the customer lists purchased in connection with the acquisition of Transformation Consulting, Inc. on March 9, 2011.

The intangible assets are reported at acquisition cost and are amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer lists. Amortization commenced in April 2011 when revenue commenced.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of March 31, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. For the period ended March 31, 2011, the carrying value was less than the undiscounted cash flows, indicating no impairment.

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Net Income (Loss) Per Common Share

Basic income (loss) per common share (“EPS”) is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted income (loss) per share is the same for all periods presented.

Recently Issued Accounting Pronouncements

Effective January 2010, the FASB issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance is not expected to have a material impact, on the Company’s condensed financial statements.

5.  RELATED PARTY TRANSACTIONS

a) Due from related parties

Amounts due from related parties represent amounts due from companies related through common shareholders, and directors and officers of the Company. These amounts are non-interest bearing and have no fixed terms of repayment.

b) Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The Company incurred expenditures for various services provided by a company related through common shareholders, and a director and officer of the Company for the three months ended March 31, 2011 in the amount of $1,800 (2010 - $NIL).

6.	ACQUISITION OF TRANSFORMATION CONSULTING, INC.

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

Management has estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The current portion expected to be paid within the next 12 months is $778,000.

7.	CONVERTIBLE DEBENTURES PAYABLE

On March 31, 2011, the Company had issued $773,400 of convertible debentures (“debentures”), with interest rates from 6% to 20% per annum.  The holders of each debenture may convert the debentures into shares of the Company’s common stock, convertible at $1.00 per share at any time prior to the maturity date.  During the period, one debenture holder received an investment bonus of 2 million shares of the Company common stock, as consideration for making the investment in the debentures..  Maturity date is the earlier of: (i) six months from the signing of each debenture;  or (ii) the date on which   project financing is obtained; or (iii) the date of receipt of significant  equity investment.

In accordance with the provisions of ASC Topic 470-20, the Company recognizes the value of any embedded beneficial conversion feature in connection with the convertible notes. The fair value of the embedded beneficial conversion feature is estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair value of the common shares issuable on conversion. The embedded beneficial conversion feature would be recorded as a credit to additional paid-in capital. The resulting debt discount is accreted over the term of the notes using the effective interest amortization method. The Company determined that no debt discount exists. The Company has recorded accrued interest of $15,209 (2010 - $Nil) on the debenture debt through March 31, 2011.

8.	STOCKHOLDERS' DEFICIT

Authorized

The Company is authorized to issue 50,000,000 shares of preferred stock, having a par value of $0.00001 per share, and 150,000,000 shares of common stock having a par value of $0.00001 per share.

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

52,409,888 shares had been issued prior to the reverse merger;

44,786,188 shares were acquired for cash payment of $322,000 and returned to treasury.

15,036,692 shares were issued in connection with the reverse merger.

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

9.	DISCONTINUED OPERATIONS

On February 28, 2011, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers for consideration of $1. Mammacare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and accumulated losses.

Following are results of operations from January 1, 2011 to February 28, 2011:

Sales, net	$157,813

Cost of sales	19,857
Gross profit	137,956

Selling, general and administrative expenses	106,606

Net Income From Discontinued Operations	31,350

Other Income
Realized gain on sale of investment securities	9,869
Investment income	4,465
Income From Discontinued Operations For the Period, before income taxes	45,684
Less: income taxes	(15,533)
Net Income From Discontinued Operations	$30,151

At the date of disposition, following are assets sold and liabilities disposed, and gain on sale of the shares of the subsidiary:

Assets:
Cash	$121,691
Accounts receivable	38,644
Property and equipment	216,906
Securities available for sale	385,972
Other assets	15,701
Total assets sold	778,914
Liabilities:
Accounts payable and accrued liabilities	(40,868)
Accounts payable and accrued liabilities – officers	(1,472,361)
(734,315)
Investment cost of shares in subsidiary	1
Total net liabilities disposed	734,316
Proceeds on disposition	(1)
Gain on sale, before income taxes	734,315
Less: income taxes	(249,667)

Gain on sale of shares of subsidiary	$484,648

10.	SUBSEQUENT EVENTS

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

The Company is in the process of effectuating these amendments, which are anticipated to take effect in August 2011.

d)	Consulting Agreements

On July 9, 2011, the Board of Directors of the Company approved and the Company executed the following:

(1)
A consulting agreement with TMDS, LLC (the “Consultant”), whereby the Consultant will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of restricted shares of common stock of the Company in an amount equal to 1,000,000 restricted shares every 90 days. In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

(2)
A consulting agreement with Key Services, Inc. (the “Consultant”), whereby the Consultant will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of cash in an amount equal to $20,000.00 per month or at the Company’s option (if funds are not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the proceeding 20 trading days. In addition, the Consultant is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

e)	Line of Credit

On July 9, 2011, the Board of Directors of the Company approved and the Company executed a revolving line of credit with Charles R. Cronin, Jr. (the “Lender”), whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $100,000, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon  approval and disbursement by the Lender, at his sole discretion.

f)	Stock Purchase Warrant

On July 9, 2011, the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 3,000,000 warrant shares, exercisable under the following terms and conditions:

i.	1,000,000 warrant shares after the first six month anniversary, at a purchase price of $0.10 per share;
ii.	1,000,000 warrant shares after the first year anniversary, at a purchase price of $0.10 per share;
iii.	1,000,000 warrant shares after the second year anniversary, at a purchase price of $0.10 per share.

In lieu of a cash payment, the warrant holder may elect to exercise the warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.

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

Item 1a. Risk Factors .

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

We have no history of revenues from operations in our newly selected industry. We have yet to generate positive earnings and there can be no assurance that we will ultimately establish profitable operations.  Our business plan is subject to all the risks inherent in the establishment of a development stage enterprise. We may be unable to locate sites, locate joint venture and/or financial partners, locate the required additional capital, our technology may not work as anticipated, we may find it difficult to obtain waste feed stock at reasonable prices, our end products may not find market acceptance, and we may fail to operate on a profitable basis. As we are in the development stage, potential investors should be aware of the difficulties normally encountered in commercializing our technology and plan proposals. If the business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment in us.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We anticipate that we will require up to approximately $2,500,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement an overall business strategy.  This is in addition to substantial additional capital we are proposing to raise from local joint venture partners and other financing participants on a project-by-project basis.  We currently do not have any contracts or commitments for additional financing or for plant projects..  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to implement our business plan.  If we are unable to obtain additional financing, we will likely be required to cease activities. Any additional equity financing which involves the sale of our corporate securities may involve substantial dilution to then existing shareholders, while participation arrangements in joint ventures and other arrangements will dilute the profit potential of each plant, since the fruits of plant operation will have to be shared among participating capital sources.

Because we are small and do not have much capital, we may have to limit marketing activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our business activity. As such we may not be able to complete the sales and marketing efforts required to create opportunities and then enter into joint venture arrangements to develop, construct and operate plants. If we cannot successfully negotiate and enter into contracts for the development, construction and operation of plants, either in joint venture form, or though financing arrangements, then the Company will not be successful and you will lose your investment.

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

The Energy Campuses we propose to develop, construct and operate, will be subject to extensive Federal, State and Local laws and regulations.  Compliance with such laws and regulations may involve the submission of a substantial volume of data and may require lengthy substantive review. This will increase costs and could reduce profitability. We may not be able to comply with future regulatory requirements. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability on a continuing basis once we have established plants, which are operating.  Failure to comply with applicable regulatory requirements can result in, among other things, injunctions, operating restrictions, and civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)

10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

21.1	List of Subsidiaries

99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2010).

99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).

31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

Date: August 15, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: August 15, 2011	By:	/s/ Pamela Griffin
Pamela Griffin
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)