Form 10-Q
period 2011-06-30
MAMMATECH CORP
filed 2011-08-23
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

MAMMATECH CORPORATION
Quarterly Report on Form 10-Q for the period ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

 MAMMATECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$593	$3,955
Accounts receivable	57,409	-
Due from related parties	127,477	-
Total current assets	185,479	$3,955

Intangible assets	2,000,000	-

Total Assets	$2,185,479	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$1,063,756	$1,023,468
Income taxes payable	755,987	-
Loans payable to a related party	34,584	-
Contingent consideration payable	568,232	-
Convertible debentures payable	790,000	123,000
Total Liabilities	3,212,559	1,146,468

STOCKHOLDERS' EQUITY
Common stock
Authorized:
Preferred stock: 50,000,000 shares authorized, par value: $0.00001, zero shares issued and outstanding, respectively	-	-
Common stock: 150,000,000 shares authorized, par value: $0.00001,
26,246,392 and 10,000 shares issued and outstanding, respectively	2,535	1
Additional paid-in capital	-	99

Accumulated deficit (1)	(1,029,615)	(1,142,613)
Total Stockholder’ Equity	(1,027,080)	(1,142,513)

Total Liabilities and Stockholders’ Equity	$2,185,479	$3,955

(1) The March 9, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

Revenue	$1,493,342	$-	$1,493,342	$-
Cost of revenues	-	-	-	-
Gross margin	1,493,342	-	1,493,342	-
General and administrative expenses	225,950	-	694,922	-

Net income from continuing operations, before income tax expense	1,267,392	-	798,420	-

Income tax expense	506,320	-	506,320	-

Net income from continuing operations	761,072	-	292,100	-

Gain on disposal of discontinued operations, including net income from discontinued operations (net of tax - $30,151)	-	-	484,648	-

Net Income	$761,072	$-	$776,748	$-

Basic and fully diluted income per share, from continuing operations	$0.03	$-	$0.05	$-
Basic and fully diluted loss per share, from discontinued operations	$0.00	$-	$0.00	$-
Weighted average number of common shares outstanding – basic and diluted (2)	25,960,678	-	16,263,860	-

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2011
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2010		$-	$-	$-	$-

Issuance of common stock	10,000	1	99	-	100

Net loss for the period	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (3)	10,000	1	99	(1,142,613)	(1,142,513)

Private company shares issued in shares exchange transaction	15,036,692	1,504	(1,504)	-	-
Shares issued to debenture holder	2,000,000	200	(200)	-	-
Share for debt exchange	576,000	58	274,942	-	275,000
Recapitalization	7,623,700	762	(1,057,077)	-	(1,056,315)
Shares issued for services	1,000,000	10	119,990	-	120,000
Additional paid-in capital adjustment to accumulated deficit	-	-	663,750	(663,750)	-

Net income for the period	-	-	-	776,748	776,748

Balance, June 30, 2011	26,246,392	$2,535	$-	$(1,029,615)	$(1,027,080)

(3) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating Activities
Net income	$776,748	$-
Adjustments to reconcile net income to net cash used by operating activities:

Non-cash consulting expenses	548,000	-
Gain on sale of subsidiary	(484,648)	-
Recapitalization under reverse merger	(739,706)	-
Changes to operating assets and liabilities:
Accounts receivable	(57,409)	-
Due from related parties	(127,477)	-
Accounts payable and accrued liabilities	40,288	-
Accrued interest	1,600	-
Income taxes payable	755,987	-
Loans payable	34,584	-
Liabilities, net of assets, disposed on sale of subsidiary	484,648	-
Net cash provided by operating activities	1,232,615	-
Financing Activities
Payment of contingent consideration payable	(1,431,768)	-
Shares acquired and returned to treasury	(322,000)	-
Proceeds from convertible debentures	240,400	-
Cash received from reverse merger	277,391	-
Net cash used by financing activities	(1,235,977)	-

Net Decrease In Cash	(3,362)	-

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$593	$-

Supplemental Information
Cash Activities
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activities
Common stock issued upon reverse merger	$2,266	$-
2,000,000 shares issued to debenture holder	$200	$-
Debenture issued for non-cash consideration	$153,000	$-
Common shares issued for services	$120,000	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

MAMMATECH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011
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

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Going Concern

Since inception, the Company has a cumulative net loss of $,989,291. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans,  sale of equity securities, or a combination, in order to implement its business plans.,  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dynamic Energy and Development Corp, and its wholly-owned subsidiary, Transformation Consulting, Inc.  All intercompany balances and transactions are eliminated on consolidation.

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

The intangible assets are reported at acquisition cost and are amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which is management’s estimate of the useful life of the customer lists. Amortization commenced in April, 2011 when revenue commenced.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of June 30, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. For the period ended June 30, 2011, the carrying value was less than the undiscounted cash flows, indicating no impairment.

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

Recently Issued Accounting Pronouncements

Effective January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s condensed financial statements.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

5.
RELATED PARTY TRANSACTIONS

a) Due from related parties

Amounts due from related parties represent amounts due from companies related through common shareholders, and directors and officers of the Company. These amounts are non-interest bearing and have no fixed terms of repayment.

b) Loans payable to a related party

Amounts due to a related party represent amounts due to a shareholder of the Company. These amounts are unsecured, bear interest at 15% per annum and are repayable, with accumulated interest, by December 31, 2011.

c) Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. For the six months ended June 30, 2011, the Company incurred expenditures for various services provided by a company related through common shareholders, and a director and officer of the Company in the amount of $25,800 (2010 - $NIL), as well as for strategic business services in exchange for the issuance of 1,000,000 shares of common stock of the Company with a fair value of $120,000.

d) our related parties included:

Infinity Web Systems, Inc.

On January 28, 2010, TC entered into a Management Services and Agency Agreement (“Agreement”) with Infinity Web Systems, Inc. (“INF”), an entity controlled by Charles R. Cronin, Jr. (“Cronin”), a director of the Company.

Pursuant to the executed Agreement, TC agreed to, including other customary provisions:

(a)  transfer to INF the ownership of certain TC current direct to consumer membership products (TC Legacy Programs”), upon TC receiving a total of $1,000,000 in revenues;

(b)  introduce INF to TC’s existing and potential vendors for use in managing the TC Legacy Programs on behalf of TC, and

(c)  have INF act as TC’s sales agent for new product sales.

In consideration, INF would receive 20% of the all gross receipts of TC Legacy Program sales, with TC receiving the balance. Separately, TC and INF would each be entitled to 50% of new business sales.

After total payments of $2,000,000 to TC from all related revenues of the TC and INF Agreement, INF would no longer be obligated to pay TC any further compensation from TC Legacy Programs and/or new product sales.

Pursuant to the contingent consideration of $2,000,000 due to Cronin from TC as set forth in the Stock Purchase Agreement dated March 9, 2011, all revenues generated by TC from the Agreement between TC and INF are immediately disbursed to Cronin.

All cash management services, pertaining to the revenues generated by TC under the Agreement with INF, is managed by INF and Cronin directly from an escrow account, including deposits of revenues and payment disbursements to Cronin. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.

As of June 30, 2011, management estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The total, and current portion expected to be paid within the next 12 months, is approximately $568,232 after revenues of $1,493,342.

Revenues from related parties were as follows:

		For three months ended June 30,			For six months ended June 30,
		2011	2010		2011	2010

Revenues from Related Parties	$			$
Infinity Web Systems, Inc.		1,493,342	-		1,493,342	-
Total		1,493,342	-		1,493,342	-

Payments to related parties were as follows:

		For three months ended June 30,			For six months ended June 30,
		2011	2010		2011	2010

Payments to Related Parties	$			$
Charles R. Cronin, Jr.		1,493,342	-		1,493,342	-
Total		1,493,342	-		1,493,342	-

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

Management estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The total, and current portion expected to be paid within the next 12 months, is $568,232.

7.
CONVERTIBLE DEBENTURES PAYABLE

On June 30, 2011, the Company had issued $790,000 of convertible debentures (“debentures”), with interest rates from 6% to 20% per annum.  The holders of each debenture may convert the debentures into shares of the Company’s common stock, convertible at $1.00 per share at any time prior to the maturity date.  During the period, one debenture holder received an investment bonus of 2 million shares of the Company common stock, as consideration for making the investment in the debentures.  Maturity date is the earlier of: (i) six months from the signing of each debenture; or (ii) the date on which project financing is obtained; or (iii) the date of receipt of significant equity investment.

In accordance with the provisions of ASC Topic 470-20, the Company recognizes the value of any embedded beneficial conversion feature in connection with the convertible notes. The fair value of the embedded beneficial conversion feature is estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair value of the common shares issuable on conversion. The embedded beneficial conversion feature would be recorded as a credit to additional paid-in capital. The resulting debt discount is accreted over the term of the notes using the effective interest amortization method. , The Company determined that no debt discount exists. The Company has recorded accrued interest of $40,288 (2010 - $Nil) on the debenture debt through June 30, 2011.

8.
STOCKHOLDERS' DEFICIT

Authorized

The Company is authorized to issue 50,000,000 shares of preferred stock, having a par value of $0.00001 per share, and 150,000,000 shares of common stock having a par value of $0.00001 per share.

Issued and Outstanding

Preferred Stock

There were no preferred shares issued and outstanding as of June 30, 2011 and December 31, 2010.

Common Stock There were 10,000 common shares issued and outstanding as of December 31, 2010. During the six month period ended June 30, 2011, the following share transactions occurred:

2,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;

576,000 shares were issued as settlement of debt of $275,000;

52,713,813 shares had been issued prior to the reverse merger;

44,786,188 shares were acquired for cash payment of $322,000 and returned to treasury;

15,036,692 shares were issued in connection with the reverse merger;

1,000,000 shares were issued for strategic business services rendered.

The Company's reverse merger transaction has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of the Acquired Company become the historical financial statements of the Company, with no adjustment of the carrying value of the assets and liabilities.

The financial statements have been prepared as if the reverse merger transactions had occurred retroactively as of the periods presented. Share and share amounts reflect the effects of the recapitalization for all periods presented. Accordingly, all of the outstanding shares of the Acquired Company's common stock at the completion date of the reverse merger transaction have been exchanged for the Company's common stock for all periods presented.

9.
DISCONTINUED OPERATIONS

On February 28, 2011, the Company sold its wholly owned subsidiary, Mammacare Corporation, to its managers for consideration of $1. Mammacare Corporation was indebted to these individuals for $1,495,000.  The Company sold this subsidiary due to its negative value and accumulated losses.

Following are results of operations from January 1, 2011 to February 28, 2011:

Sales, net	$157,813

Cost of sales	19,857
Gross profit	137,956

Selling, general and administrative expenses	106,606

Net Income From Discontinued Operations	31,350

Other Income
Realized gain on sale of investment securities	9,869
Investment income	4,465
Income From Discontinued Operations For the Period, before income taxes	45,684
Less: income taxes	(15,533)
Net Income From Discontinued Operations	$30,151

At the date of disposition, following are assets sold and liabilities disposed, and gain on sale of the shares of the subsidiary:

Assets
Cash	$121,691
Accounts receivable	38,644
Property and equipment	216,906
Securities available for sale	385,972
Other assets	15,701
Total assets sold	778,914
Liabilities
Accounts payable and accrued liabilities	(40,868)
Accounts payable and accrued liabilities – officers	(1,472,361)
(734,315)
Investment cost of shares in subsidiary	1
Total net liabilities disposed	734,316
Proceeds on disposition	(1)
Gain on sale, before income taxes	734,315
Less: income taxes	(249,667)

Gain on sale of shares of subsidiary	$484,648

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)
Strategic Business Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non accountable expense allowance of $3,500 per month.  Under this agreement, on April 25, 2011, the Company issued 1,000,000 shares of common stock, having a fair value of $120,000.

b)	Forward Stock Split and Authorized Capital Stock On May 5, 2011, shareholders of the Company approved the following:

(1)	To forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis.

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

c)
Line of Credit

To June 30, 2011, a related party (the “Lender”) paid $34,584 on behalf of the Company for corporate expenses.  On July 9, 2011, this arrangement was formalized by Board of Directors approval and corporate execution of a revolving line of credit with the Lender, whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $100,000, bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion.

11.
SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 22, 2011, the date the condensed consolidated financial statements were available to be issued.

a)	Consulting Agreements On July 9, 2011, the Board of Directors of the Company approved and the Company executed the following:

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

b)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six month period ended June 30, 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

The comparability of our financial information is affected by our acquisition of Dynamic Energy Development Corporation in March of 2011. As a result of the acquisition, financial results reflect the combined entity beginning March 10, 2011. For further discussion of the acquisition see note 1 above.

Overview

Mammatech Corporation (“MAMM” or the “Company”), abandoned its former business on March 16, 2011, and has embarked on a plan to develop a business engaged in the development, commercialization, and sales of innovative technologies in the renewable energy sector.  The Company is in the development stage in pursuing its new business plan, and does not currently have projects underway for the development of renewable energy plants or equipment.  The Company currently operates through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”).  As its initial focus, DEDC plans to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide   full cycle processing which converts discarded tires to shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  The Company has just initiated this business plan, and does not have any executed agreement for the development of a plant at this date.

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

Results of Operations – For the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues

The Company generated $1,493,342 of revenue for the six months ended June 30, 2011, from consulting services provided by the Company’s Subsidiary.

Gain on disposal of subsidiary

The Company realized a gain of $484,648 for the six months ended June 30, 2011 from sale of the Company’s Subsidiary.

Total operating expenses

During the three months ended June 30, 2011 total operating expenses were $185,626.

Other income and expense

The Company had income tax expenses totaling $506,320 for the six months ended June 30, 2011.

Net income

During the six months ended June 30, 2011, the net income was $817,072 as a result of the described above. Net income was derived primary from revenues of a subsidiary of the Company.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, and accumulated deficit of approximately $989,291 at June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Company had cash on hand of approximately $593 and a deficit of $112,417 respectively.  The increased working capital of approximately $1,431,768 for the six months ended June 30, 2011 resulted primarily from the operations of the Company’s subsidiary, which was offset by approximately $1,431,768 for payments of a $2,000,000 contingent consideration payable (total remaining a balance of approximately $506,658) and $185,626 for general and administrative expenses.  Cash provided by financing activities for the six months ended June 30, 2011 totaled $1,235,997 resulting from funding from the issuance of convertible notes.

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

In the first fiscal quarter ended June 30, 2011, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011. As of June 30, 2011, we had an accumulated deficit of approximately $1,109,281 and working capital of $593. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of June 30, 2011.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company.

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

As of June 30, 2011, we had an accumulated deficit of approximately $1,109,281.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

These actions were approved effective as of May 5, 2011, by our Board of Directors and the shareholders who hold a majority of our issued and outstanding voting securities. We anticipate an effective date of September 1, 2011, or as soon thereafter as practicable in accordance applicable law, including the Florida General Corporation Law (“FGCL”).

On May 5, 2011, the Board of Directors of Mammatech Corporation (the “Company”) approved by unanimous written consent the change of the Company’s fiscal year end from August 31 to December 31. The Company intends to filed a transition report on Form 10-QA for the transition period from September 1, 2010 to December 31, 2010 on August 15, 2011.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)

10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

21.1	List of Subsidiaries

99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2010).

99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).

101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 * In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAMMATECH CORPORATION

Date: August 22, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: August 22, 2011	By:	/s/ Pamela Griffin
Pamela Griffin,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)