Form 10-Q/A
period 2011-06-30
MAMMATECH CORP
filed 2011-08-25
CIK 704366

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

EXPLANATORY NOTE

Mammatech Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing Date”), to file the correct version of the Quarterly Report as approved by the Company and its auditors, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

MAMMATECH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$593	$3,955
Accounts receivable	57,409	-
Due from related parties	127,477	-
Total current assets	185,479	$3,955

Intangible assets	2,000,000	-

Total Assets	$2,185,479	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$1,063,756	$1,023,468
Income taxes payable	755,987	-
Loans payable to a related party	34,584	-
Contingent consideration payable	568,232	-
Convertible debentures payable	790,000	123,000
Total Liabilities	3,212,559	1,146,468

STOCKHOLDERS' EQUITY
Common stock
Authorized:
Preferred stock: 50,000,000 shares authorized, par value: $0.0001, zero shares issued and outstanding, respectively	-	-
Common stock: 150,000,000 shares authorized, par value: $0.0001,
26,246,392 and 10,000 shares issued and outstanding, respectively	2,625	1
Additional paid-in capital	119,900	99

Accumulated deficit (1)	(1,149,605)	(1,142,613)
Total Stockholder’ Equity	(1,027,080)	(1,142,513)

Total Liabilities and Stockholders’ Equity	$2,185,479	$3,955

(1) The March 9, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

Revenue	$1,493,342	$-	$1,493,342	$-
Cost of revenues	-	-	-	-
Gross margin	1,493,342	-	1,493,342	-
General and administrative expenses	225,950	-	694,922	-

Net income from continuing operations, before income tax expense	1,267,392	-	798,420	-

Income tax expense	506,320	-	506,320	-

Net income from continuing operations	761,072	-	292,100	-

Gain on disposal of discontinued operations, including net income from discontinued operations (net of tax - $30,151)	-	-	484,648	-

Net Income	$761,072	$-	$776,748	$-

Basic and fully diluted income per share, from continuing operations	$0.03	$-	$0.02	$-
Basic and fully diluted income per share, from discontinued operations	$0.00	$-	$0.03	$-
Weighted average number of common shares outstanding – basic and diluted (2)	25,960,678	-	16,263,860	-

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAMMATECH CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2011
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2010		$-	$-	$-	$-

Issuance of common stock	10,000	1	99	-	100

Net loss for the period	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (3)	10,000	1	99	(1,142,613)	(1,142,513)

Private company shares issued in shares exchange transaction	15,036,692	1,504	(1,504)	-	-
Shares issued to debenture holder	2,000,000	200	(200)	-	-
Shares for debt exchange	576,000	58	274,942	-	275,000
Recapitalization	7,623,700	762	(1,057,077)	-	(1,056,315)

Additional paid-in capital adjustment to accumulated deficit	-	-	783,740	(783,740)	-
Shares issued for services	1,000,000	100	119,900	-	120,000

Net income for the period	-	-	-	776,748	776,748

Balance, June 30, 2011	26,246,392	$2,625	$119,900	$(1,149,605)	$(1,027,080)

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

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Going Concern

Since inception, the Company has a cumulative net loss of $1,149,605. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans,  sale of equity securities, or a combination, in order to implement its business plans.  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

d) Our related parties included

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

As of June 30, 2011, management estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The total, and current portion expected to be paid within the next 12 months, is $568,232 after revenues of $1,493,342.

Revenues from related parties were as follows:

	For three months ended June 30,			For six months ended June 30,
	2011		2010	2011		2010

Revenues from Related Parties	$			$
Infinity Web Systems, Inc.		1,493,342	-		1,493,342	-
Total		1,493,342	-		1,493,342	-

Payments to related parties were as follows:

	For three months ended June 30,			For six months ended June 30,
	2011		2010	2011		2010

Payments to Related Parties	$			$
Charles R. Cronin, Jr.		1,431,768	-		1,431,768	-
Total		1,431,768	-		1,431,768	-

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

8.
STOCKHOLDERS' DEFICIT

Authorized

The Company is authorized to issue 50,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 150,000,000 shares of common stock having a par value of $0.0001 per share.

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

c)
Line of Credit

As of June 30, 2011, a related party (the “Lender”) paid $34,584 on behalf of the Company for corporate expenses.  On July 9, 2011, this arrangement was formalized by Board of Directors approval and corporate execution of a revolving line of credit with the Lender, whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $100,000, bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion.

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

Plan of Operations

As its first endeavor in the field of waste recycling, the Company proposes to develop a full cycle process plant for converting discarded tires to salable fuel and carbon products, in partnership on a site by site basis with local joint venture partners and/or financing sources, including companies who produce waste feed stock usable in the plants. Its plan call for the creation of an initial state-of-the-art production facility called the “Dynamic Energy Campus TM” by acquiring, combining and maximizing a variety of existing, proven and perhaps innovative “Renewable Energy” technologies currently available in the market.  Once a demonstration plant has been completed and is in operation, the Company’s plan calls for the development of similar freestanding facilities at different locations.   Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products.  The Company will endeavor to partner with other companies who can provide waste feed stock, land for a plant, and/or capital, on a joint venture basis.  At this date the Company has not as yet identified or contracted for development of its first plant.

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

Total operating expenses

During the six months ended June 30, 2011 total operating expenses were $694,922.

Other income and expense

The Company had income tax expenses totaling $506,320 for the six months ended June 30, 2011.

Net income

During the six months ended June 30, 2011, the net income was $776,748 as a result of the described above. Net income was derived primary from revenues of a subsidiary of the Company.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, and accumulated deficit of approximately $1,149,605 at June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010, the Company had cash on hand of  $593 and $3,955, respectively.  The Company had increased cash flow of  $1,431,768 for the six months ended June 30, 2011 resulted primarily from the operations of the Company’s subsidiary, which was offset by  $1,431,768 for payments of a $2,000,000 contingent consideration payable (total remaining a balance of  $568,232) and $ 694,922 for general and administrative expenses.  Cash used by financing activities for the six months ended June 30, 2011 totaled $1,235,997 resulting from funding from the issuance of convertible notes

Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital.  We anticipate that we will need $2,500,000 for operations for the next 12 months. This capital will be needed for search for and selection of a project, negotiation of joint venture terms with plant partners, development of plans for a plant, manufacturing of the plant and systems, start up and initial plant operation, and associated plant costs, as well as for general overhead and administration.  The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. Company presently does not have any available credit, bank financing or other external sources of liquidity.

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

Our business began recording revenues in first quarter 2011. As of June 30, 2011, we had an accumulated deficit of approximately $1,149,605 and cash on hand of $593. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our success depends to a significant extent upon the continued services of our current executive personnel and key consultants, including specifically James Michael Whitfield, Charles R. Cronin, Jr. and Tracy Williams. The loss of the services of any of these key persons could have a material adverse effect on our growth, revenues, and prospective business. None of these individuals currently have employment agreements and they could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our renewable energy , and we may face challenges hiring and retaining these types of employees.

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

As of June 30, 2011, we had an accumulated deficit of approximately $1,149,605.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

On May 5, 2011, the Board of Directors of Mammatech Corporation (the “Company”) approved by unanimous written consent the change of the Company’s fiscal year end from August 31 to December 31. The Company filed a transition report on Form 10-QA for the transition period from September 1, 2010 to December 31, 2010 on August 15, 2011.

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

MAMMATECH CORPORATION

Date: August 25, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: August 25, 2011	By:	/s/ Pamela Griffin
Pamela Griffin,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)