Form 10-Q
period 2011-09-30
MAMMATECH CORP
filed 2011-11-21
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number:  0-11050

Dynamic Energy Alliance Corporation
(formerly Mammatech Corporation)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,246,392 shares of common stock, par value $0.0001, outstanding as of September 30, 2011.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Quarterly Report on Form 10-Q for the period ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$3,501	$3,955
Accounts receivable	113,686	-
Due from related parties	205,809	-

Total Assets	$322,996	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$1,191,124	$1,023,468
Income taxes payable	775,069	-
Loans payable to a related party	195,361	-
Contingent consideration payable	568,232	-
Convertible debentures payable	790,000	123,000
Total Liabilities	3,519,786	1,146,468

STOCKHOLDERS' DEFICIENCY
Common stock
Authorized:
Preferred stock: 50,000,000 shares authorized, par value: $0.0001, zero shares issued and outstanding, respectively	-	-
Common stock: 150,000,000 shares authorized, par value: $0.0001
Issued:
Common stock: 26,246,392 (2010 - 10,000 shares) issued and outstanding	2,625	1
Additional paid-in capital	1,084,197	99

Accumulated deficit (1)	(4,283,612)	(1,142,613)
Total Stockholders’ Deficiency	(3,196,790)	(1,142,513)

Total Liabilities and Stockholders’ Deficiency	$322,996	$3,955

(1) The March 9, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

Revenue	$56,677	$-	$1,550,019	$-

General and administrative expenses	178,990	-	829,459	-

Net operating income (loss)	(122,313)	-	720,560	-
Other Expenses
Impairment loss on intangibles	2,000,000	-	2,000,000	-
Interest expense	28,315	-	72,768	-
Financing charges	964,297	-	964,297	-
Total other expenses	2,992,612	-	3,037,065	-

Loss before provision for income tax	(3,114,925)	-	(2,316,505)	-

Provision for income tax	19,082	-	525,402	-
Net Loss	$(3,134,007)	$-	$(2,841,907)	$-

Basic and fully diluted loss per share	$(0.12)	$-	$(0.14)	$-
Weighted average number of common shares outstanding – basic and diluted (2)	26,246,392	10,000	19,627,937	10,000

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency

Balance, June 30, 2010		$-	$-	$-	$-

Issuance of common stock	10,000	1	99	-	100

Net loss for the period	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (3)	10,000	1	99	(1,142,613)	(1,142,513)

Private company shares issued in shares exchange transaction	15,036,692	1,504	(1,504)	-	-
Shares issued to debenture holder	2,000,000	200	(200)	-	-
Share for debt exchange	576,000	58	274,942	-	275,000
Recapitalization	7,623,700	762	(572,429)	-	(571,667)
Additional paid-in capital adjustment to accumulated deficit	-	-	299,092	(299,092)	-
Shares issued for services	1,000,000	100	119,900	-	120,000
Issuance of warrants as consideration of line of credit			964,297		964,297
Net loss for the period	-	-	-	(2,841,907)	(2,841,907)

Balance, September 30, 2011	26,246,392	$2,625	$1,084,197	$(4,283,612)	$(3,196,790)

(3) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011	2010

Operating Activities
Net loss	$(2,841,907)	$-
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash consulting expenses	548,000	-
Impairment loss on intangibles	2,000,000
Financing charge on issuance of warrants	964,297
Recapitalization under reverse merger	(255,058)	-
Changes to operating assets and liabilities:
Accounts receivable	(113,686)	-
Due from related parties	(205,809)	-
Accounts payable and accrued liabilities	169,256	-
Income taxes payable	775,069	-
Loans payable to related parties	195,361	-
Net cash provided by operating activities	1,235,523	-

Financing Activities
Payment of contingent consideration payable	(1,431,768)	-
Shares acquired and returned to treasury	(322,000)	-
Proceeds from convertible debentures	240,400	-
Cash received from reverse merger	277,391	-
Net cash used by financing activities	(1,235,977)	-

Net Decrease In Cash	(454)	-

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$3,501	$-

Supplemental Information
Cash Activities
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activities
Common stock issued upon reverse merger	$2,266	$-
2,000,000 shares issued to debenture holder	$200	$-
Debenture issued for non-cash consideration	$426,600	$-
Common shares issued for services	$120,000	$-
Warrants issued with line of credit	$964,297	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

1.	DESCRIPTION OF BUSINESS

Dynamic Energy Alliance Corporation (formerly Mammatech Corporation) (“MAMM” or the “Company”), through its wholly-owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), is initiating a plan for commencement of a business to develop, commercialize, and sell innovative technologies in the renewable energy sector. DEDC will create a full cycle process for converting discarded tires to shelf ready, salable fuel and carbon products.

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company has now been changed to December 31 from August 31. The Company is now known as Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation to change its name on September 1, 2011, but its common shares still trade under its old name (Mammatech Corporation), and its old symbol (“MAMM.OB”) in the public market.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with the Company.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation. To date, this name change has been registered in the Company’s state of incorporation

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company abandoned its prior business and adopted DEDC’s business plan as its principal business.

In addition, the director and officer of the Company were replaced by the directors and officers of DEDC.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dynamic Energy Alliance Corporation, (formerly Mammatech Corporation (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2010, has been omitted.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending December 31, 2011.

Going Concern

Since inception, the Company has a cumulative net loss of $4,283,612. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans.,  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In addition, prior to the effective time of the Merger, 2,000,000 shares of Company’s common stock were issued to a debenture holder pursuant to an investment bonus feature in the convertibility of debenture notes.

Immediately prior to the effective time of the Merger, 7,623,700 shares of Company’s common stock were issued and outstanding. Upon completion of the Merger, the DEDC shareholders owned approximately 69.8% of the Company’s issued and outstanding common stock.

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

The Company’s historical accumulated deficit for periods prior to March 9, 2011, in the amount of $ 3,075,165 was eliminated by offset against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of MAMM common stock as having been issued pursuant to the Merger on March 9, 2011.

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

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transformation Consulting, Inc.  All intercompany balances and transactions are eliminated on consolidation.

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

Mammatech Corporation and DEDC have net operating loss carry forwards  applicable to periods prior to the merger on march 9,2011. The company is currently evaluating the amounts of these net operating loss carry forwards and the amounts,   if any, that may be applied to DEDC. Any such amounts  will be used to offset  the company’s  current income tax liability.

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

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of September 30, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. For the period ended September 30, 2011, the Company determined that, based on estimated future cash flows, the intangible asset was fully impaired; accordingly, an impairment loss of the carrying amount of $2,000,000 was recognized and is included in impairment loss on intangibles.

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

On March 9, 2011, DEDC purchased 100,000 shares, representing all of the outstanding shares, of Transformation Consulting, Inc. (“TC”) pursuant to a Stock Purchase Agreement dated February 25, 2011. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers list intangible asset.

Management estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The total, and current portion expected to be paid within the next 12 months, is $568,232.

6.  RELATED PARTY TRANSACTIONS

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

For the nine months ended September 30, 2011, the Company incurred expenditures for various services provided by a company related through common shareholders, and a director and officer of the Company in the amount of $85,116 (2010 - $NIL), as well as for strategic business services in exchange for the issuance of 1,000,000 shares of common stock of the Company which were valued for accounting purposes at $120,000, but in fact had only a nominal value..

d)  The Company’s related parties included:

Infinity Web Systems, Inc.

On January 28, 2010, TC entered into a Management Services and Agency Agreement (“Agreement”) with Infinity Web Systems, Inc. (“INF”), an entity controlled by Charles R. Cronin, Jr. (“Cronin”), a director of the Company.

Pursuant to the executed Agreement, Transformation Consulting, Inc. (“TC”) agreed to, including other customary provisions:

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

All cash management services, pertaining to the revenues generated by TC under the Agreement with INF, are managed by INF and Cronin directly from an escrow account, including deposits of revenues and payment disbursements to Cronin. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.

As of September 30, 2011, management estimated, for presentation purposes, that the present value of the contingent consideration payable is $2,000,000, but the actual amount to be paid could be higher, depending on future events. The total, and current portion expected to be paid within the next 12 months, is $568,232 after revenues of $1,493,342.

Revenues from related parties were as follows:

	For three months ended September 30,			For nine months ended September 30,
	2011		2010	2011		2010

Revenues from Related Parties	$			$
Infinity Web Systems, Inc.		56,677	-		1,550,019	-
Total		56,677	-		1,550,019	-

Payments to related parties were as follows:

	For three months ended September 30,			For nine months ended September 30,
	2011		2010	2011		2010

Payments to Related Parties	$			$
Charles R. Cronin, Jr.		-	-		1,430,768	-
Total		-	-		1,430,768	-

7.	CONVERTIBLE DEBENTURES PAYABLE

During the year ended December 31, 2010, the Company issued 9 convertible debentures aggregating $123,000, maturing in December 2011, bearing interest at 20% per annum.

During the three months ended March 31, 2011, the Company issued an additional 19 convertible debentures aggregating $227,000, maturing between January 2012 and March 2012, bearing interest at 20% per annum. As well, the Company issued 1 convertible debenture for $425,000 in February 2011, maturing in February 2012, bearing interest at 6% per annum.

During the three months ended June 30, 2011, the Company issued an additional 1 convertible debenture for $15,000, maturing in April 2012, bearing interest at 20% per annum.

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

In accordance with the provisions of ASC Topic 470-20, the Company recognizes the value of any embedded beneficial conversion feature in connection with the convertible notes. The fair value of the embedded beneficial conversion feature is estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair value of the common shares issuable on conversion. The embedded beneficial conversion feature would be recorded as a credit to additional paid-in capital. The resulting debt discount is accreted over the term of the notes using the effective interest amortization method. , The Company determined that no debt discount exists. The Company has recorded accrued interest of $68,608 (2010 - $Nil) on the debenture debt through September 30, 2011.

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

The Company is in the process of effectuating these amendments, which have not yet taken effect.

Issued and Outstanding

Preferred Stock

There were no preferred shares issued and outstanding as of September 30, 2011 and December 31, 2010.

Common Stock

There were 10,000 common shares issued and outstanding as of December 31, 2010.

During the three month period ended September 30, 2011, no share transactions occurred:

During the six month period ended June 30, 2011, the following share transactions occurred:

•	2,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;
•	576,000 shares were issued as settlement of debt of $275,000;
•	52,713,813 shares had been issued prior to the reverse merger;
•	44,786,188 shares were acquired for cash payment of $322,000 and returned to treasury;
•	15,036,692 shares were issued in connection with the reverse merger;
•	1,000,000 shares were issued for strategic business services rendered.

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

Stock Purchase Warrants

On July 9, 2011, in connection with the Line of Credit established with a related party (see Note 9), the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 3,000,000 warrant shares, exercisable under the following terms and conditions:

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

As of September 30,2011, the 3,000,000 warrants are outstanding.

The fair value of the warrants granted was $964,297 using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2011	December 31, 2010

Risk free interest rate	1.135%	-
Expected life	4 years	-
Expected volatility	196%	-

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti-dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.  Under this agreement, on April 25, 2011, the Company issued 1,000,000 shares of common stock, which pursuant to the terms of  the arms length Agreement were “valued” at par value, but were booked by the Company for accounting purposes at  $120,000 based on the closing price of the Company’s stock on the date of issuance, despite restrictions on the shares and the fact that the market for the Company’s stock is illiquid, trades by appointment, and par value is currently a better measure of fair value  of a large block of restricted shares.

b)	Line of Credit

At September 30, 2011, the Company owed a related party, Charles R. Cronin, a director of the Company (the “Lender”) $195,361 relating to payments made on behalf of the Company for corporate expenses.  On July 9, 2011, this arrangement was formalized by Board of Directors approval and corporate execution of a revolving line of credit with the Lender, whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $200,000 (increased from $100,000 during the 3 months ended September 30, 2011), bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion.

c) Consulting Agreements

On July 9, 2011, the Board of Directors of the Company approved and the Company executed the following:

(1)  A consulting agreement with TMDS, LLC (“TMDS”), whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of restricted shares of common stock of the Company in an amount equal to 1,000,000 restricted shares every 90 days. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

(2)  A consulting agreement with Key Services, Inc. (“Key”), whereby Key will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to Key in the form of cash in an amount equal to $20,000.00 per month or at the Company’s option (if funds are not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the preceding 20 trading days. In addition, Key is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

10.	SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 18, 2011, the date the condensed consolidated financial statements were available to be issued.

Line of Credit Amendments and Series A Convertible Preferred Stock Designation and Issuances

On October 5, 2011, the Board of Directors of the Company approved and the Company executed the following:

(1)  The approval of the second credit limit amendment (the “Amendment #2) to increase the Company’s outstanding line of credit with a previously disclosed Lender from $200,000 to $300,000, originally executed on July 9, 2011, and Amendment #1 on September 11, 2011.

(2)  The approval of a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Florida Secretary of State designating 50,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), par value $0.0001 per share of the Company’s previously authorized 200,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”) – (see Item 4. Submission of Matters to a Vote of Security Holders for a detailed description of the Certificate of Designation of Series A Convertible Preferred Stock).

(3)  The approval of the issuance of Series A Convertible Preferred Stock, in exchange for settlements on debts owed by the Company to the parties referenced below, in the total amount of $1,268,000, as follows:

(a) A total of 4,450,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Charles R. Cronin;

(b) A total of 2,025,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to James Michael Whitfield;

(c) A total of 1,665,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Harvey Dale Cheek; and

(d) A total of 325,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Dr. Earl Beaver.

(4) The Company amended its Articles of Incorporation and changed its name to Dynamic Energy Alliance Corporation on September 1, 2011, and also filed to implement a 3 for 1 forward split of its common stock.  The 3 for 1 common stock split has not yet been completed, and the Company’s common stock currently continues to trade under its old name (Mammatech Corporation) and its old symbol (“MAMM.OB“), pending approval of a new symbol and implementation of the 3 for 1 forward split.  At September 30, 2011, the Company had 26,246,392 Common shares outstanding, but if the 3 for 1 forward split had been consummated as of that date, the Company would have had 78,739,176 Common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine-month period ended September 30, 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

The comparability of our financial information is affected by our acquisition of Dynamic Energy Development Corporation in March of 2011. As a result of the acquisition, financial results reflect the combined entity beginning March 10, 2011. For further discussion of the acquisition see note 1 above.

Overview

Dynamic Energy Alliance Corporation (formerly Mammatech Corporation) (“MAMM” or the “Company”), abandoned its former business on March 16, 2011, and has embarked on a plan to develop a business engaged in the development, commercialization, and sales of innovative technologies in the renewable energy sector.  The Company is in the start-up development stage in pursuing its new business plan, and does not currently have projects underway for the development of renewable energy plants or equipment.  The Company currently operates through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”).  As its initial focus, DEDC plans to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide   full cycle processing which converts discarded tires to shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  The Company has just initiated this business plan, and does not have any executed agreement for the development of a plant at this date.

The Company was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company has now been changed to December 31 from August 31.

The Company amended its Articles of Incorporation and changed its name to Dynamic Energy Alliance Corporation on September 1, 2011, and also filed to implement a 3 for 1 forward split of its common stock.  The 3 for 1 common stock split has not yet been completed, and the Company’s common stock currently continues to trade under its old name (Mammatech Corporation) and its old symbol (“MAMM.OB“), pending approval of a new symbol and implementation of the 3 for 1 forward split.  At September 30, 2011, the Company had 26,246,392 Common shares outstanding, but if the 3 for 1 forward split had been consummated as of that date, the Company would have had 78,739,176 Common shares outstanding.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company. 100% of the Shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation as discussed above.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company adopted DEDC’s business plan as the Company’s business plan.

In addition, the director and officer of Company was replaced by the directors and officers of DEDC.

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

Results of Operations – For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues

The Company generated $1,550,019 of revenue for the nine months ended September 30, 2011, from consulting services provided by the Company’s Subsidiary.

Total operating expenses

During the nine months ended September 30, 2011 total operating expenses were $829,459.

Other income and expense

The Company had income tax expenses totaling $525,402 for the nine months ended September 30, 2011.

Net income

During the nine months ended September 30, 2011, the net loss was $2,841,907 as a result of the described above. Net income was derived primary from revenues of a subsidiary of the Company.

Going Concern

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, and accumulated deficit of $4,283,612at September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, the Company had cash on hand of  $3,501 and $3,955, respectively.  The Company had decreased cash flow of $454 for the nine months ended September 30, 2011 resulted primarily from the operations of the Company’s subsidiary, which was offset by  $1,431,768 for payments of a $2,000,000 contingent consideration payable (total remaining a balance of  $568,232) and $829,459 for general and administrative expenses.  Cash used by financing activities for the nine months ended September 30, 2011 totaled $1,235,977 resulting from the payment of the contingent consideration.

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

In the first fiscal quarter ended September 30, 2011, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011. As of September 30, 2011, we had an accumulated deficit of $4,283,612 and cash on hand of $3,500. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses and fail to achieve profitability, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of September 30, 2011.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company.

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

As of September 30, 2011, we had an accumulated deficit of $4,283,612.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2011, the Board of Directors of the Company approved and the Company executed the following:

(1) The approval of the second credit limit amendment (the “Amendment #2) to increase the Company’s outstanding line of credit with a previously disclosed Lender from $200,000 to $300,000, originally executed on July 9, 2011, and Amendment #1 on September 11, 2011.

(2) The approval of a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Florida Secretary of State designating 50,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), par value $0.0001 per share of the Company’s previously authorized 200,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).

Rank.  With respect to the distribution of assets upon liquidation, dissolution or winding up: The Convertible Preferred Stock ranks (i) senior to all “Junior Stock” (as defined in Exhibit 3.1); and (ii) on a parity, in all respects, with all the “Parity Stock” (as defined in Exhibit 3.1).

Voting Rights.  The shares of Convertible Preferred Stock shall be voted equally with the shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) as a single class with respect to all matters submitted to the holders of Common Stock at any annual or special meeting of stockholders of the Company. Each holder of one or more shares of Convertible Preferred Stock shall be entitled to notice of any stockholders’ meeting. Each share of Convertible Preferred Stock shall be entitled to one (1) vote. Any fractional voting rights respect to any holder of Convertible Preferred Stock shall be rounded to the nearest whole number (with one-half rounded upward to one).

Liquidation Preference.  In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, before any distribution is made to the holders of any Junior Stock (including the Common Stock), the holders of shares of Convertible Preferred Stock are entitled to be paid out of the assets of the Company an amount equal to the par value of the Convertible Preferred Stock.

Optional Conversion.  Each share of Convertible Preferred Stock is convertible into two fully paid and nonassessable shares of Common Stock, subject to certain adjustments described below (the “Conversion Rate”), as follows: (i) during the period commencing on September 15, 2013 and terminating on September 15, 2015 (the “Quarterly Conversion Period”), each Holder of Convertible Preferred Stock may elect to convert, on each March 31, June 30, September 30 and December 31 occurring during the Quarterly Conversion Period, that number of shares of Convertible Preferred Stock equal to 25% of the total number of shares of Convertible Preferred Stock initially issued to such Holder into full paid and nonassessable shares of Common Stock; and (ii) after the Quarterly Conversion Period, each Holder may elect to convert all or any portion of its shares of Convertible Preferred Stock then outstanding into full paid and nonassessable shares of Common Stock.

If the Company subdivides (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision will be proportionately reduced, as applicable.  Likewise, if the Company combines (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Rate in effect immediately prior to such combination will be proportionately increased.  In the event of certain issuances of Common Stock or securities convertible into or exercisable for Common Stock at a price per share or conversion price less than $2.50 (a “Dilutive Issuance”), the Company is required to promptly issue additional shares of Convertible Preferred Stock (the “Make Whole Shares”) to the holders of the outstanding shares of Convertible Preferred Stock in an aggregate amount equal the number of shares of Convertible Preferred Stock outstanding immediately before such Dilutive Issuance multiplied by a fraction, the numerator of which is the number of shares of Common Stock and the denominator of which is the number of shares of Common Stock outstanding immediately preceding the Dilutive Issuance. Each such holder shall be entitled to receive a pro rata portion of the Make Whole Shares in proportion to the number of shares of Convertible Preferred Stock held by such Holder immediately preceding the Dilutive Issuance. Shares of Convertible Preferred Stock that are converted shall be retired and thereupon shall return to the status of authorized and unissued shares of Preferred Stock of the Company without designation as to series.

Except for the Optional Conversion described in the preceding paragraph, the Convertible Preferred Stock shall not be redeemable upon the request of holders thereof or exchangeable for other capital stock or indebtedness of the Company or other property upon the request of holders thereof. The shares of Convertible Preferred Stock shall not be subject to the operation of a purchase, retirement or sinking fund.

Fractional Shares.  In the event of a conversion of the Convertible Preferred Stock that results in a fractional interest in a share of the Common Stock or Convertible Preferred Stock to a holder, the Company will pay such fractional interest to the holder in cash equal to the product of the fractional interest the closing bid price of a share of Common Stock on the trading day immediately preceding the date on which shares of Common Stock are issued upon conversion of a share of Convertible Preferred Stock. In the event of the issuance of Make Whole Shares that results in a fractional interest in a share of the Common Stock or Convertible Preferred Stock to a holder, the number of Make Whole Shares issuable to such holder shall be rounded to the nearest whole number (with one-half rounded upward to one).

Restrictive Covenants. At any time following October 5, 2011 and while any shares of Convertible Preferred Stock are outstanding, the Company shall obtain the consent of at least fifty-one percent (51%) of the holders of the issued and outstanding shares of the Convertible Preferred Stock prior to: (i) electing the members of the Board of Directors; (ii) creating or authorizing the creation of any additional series of capital stock; (iii) increasing the authorized number of shares of Preferred Stock, Common Stock, or authorized amount of any additional series of capital stock; (iv) issue any authorized securities of the Company; (v) creating or authorizing any obligations or other security convertible into shares of Preferred Stock or any other series of capital stock; (vi) amending, altering, or repealing any provision of the Articles of Incorporation or the Company’s Bylaws which affects the perspective preferences, qualifications, special or relative rights or privileges of the Convertible Preferred Stock, or adversely affects the Convertible Preferred Stock (or its holders) in a manner differently or disproportionately to other series of the Company’s capital stock (or the holders thereof); (vii) liquidating, dissolving or winding-up the affairs of the Company, or effect any Fundamental Transaction (as defined in Exhibit ____); (viii) effecting any statutory share exchange; or (ix) amending, altering or repealing the provisions of the Convertible Preferred Stock so as to adversely affect any right, preference, privilege or voting power of the Convertible Preferred Stock.

The foregoing description of the Convertible Preferred Stock is qualified in its entirety by reference to the Certificate of Designation of Series A Convertible Preferred Stock, in form of Corporate  Resolution filed as Exhibit ____ to this report and incorporated herein by reference.

(3) The approval of the issuance of Series A Convertible Preferred Stock, in exchange for settlements on debts owed by the Company to the parties referenced below, in the approximate total amount of $1,268,000, as follows:

(a) A total of 4,450,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Charles R. Cronin;

(b) A total of 2,025,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to James Michael Whitfield;

(c) A total of 1,665,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Harvey Dale Cheek; and

(d) A total of 325,000 shares of Series A Convertible Preferred Stock at $0.0001 per share to Dr. Earl Beaver.

On September 11, 2011, the Board of Directors of the Company approved and the Company executed the following:

(1) The approval of the first credit limit amendment (the “Amendment #1) to increase the Company’s outstanding line of credit with a previously disclosed Lender from $100,000 to $200,000, originally executed on July 9, 2011.

(2) A consulting agreement with Enertech R.D., LLC (the “Consultant”), whereby the Consultant will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to the Consultant in the form of the following, subject to prior approval of the Company (with no ongoing liabilities to Consultant unless specific performance based events are completed by Consultants):

(a) Reimbursements pursuant to the agreement;

(b) A consulting fee equal to ten percent (10%) of the Net Income of each individual Consultant Relationship development, “Development Fee”.

(i) Each individual location will be treated, developed and calculated as a separate legal entity. The Development Fee from each location will be combined to achieve the total payable to the Consultant, net of any outstanding consulting fee advances.

(ii) The Development Fee will be calculated by DEA on a quarterly basis and paid within forty-five (45) days from the end of each quarter.

(c) For every approved location, Consultant shall receive a warrant for 100,000 shares of restricted common stock of DEA at the time of the development start-up, which includes the operating plant designed for that location. The Warrants strike price per share shall equal to the most recent twenty (20) day average market price prior to the actual start date of a specific location.

(d) A consulting fee advance of $5,000 per month, up to $50,000 per location.

(i) Consulting fee monthly advance will commence once a location proposal is approved in writing by DEA Directors; and,

(ii) Any Consulting fee advance will be offset against any Development Fees prior to payment of the Development Fees.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)

10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)

10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference herein)

10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference herein)

10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference herein)

21.1	List of Subsidiaries

99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2010).

99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).

101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: November 21, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: November 21, 2011	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)