Form 10-K
period 2011-12-31
MAMMATECH CORP
filed 2012-04-16
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to__________

Commission file number: 0-11050

DYNAMIC ENERGY ALLIANCE CORPORATION
 (formerly MAMMATECH CORPORATION)
(Exact name of registrant as specified in its charter)

FLORIDA	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Memphis Clark Tower 5100 Poplar Avenue, Suite 2700 Memphis, TN	38137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(901) 414-0003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☒

As of December 31, 2011, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $3,250,000.

As of April 16, 2012, 81,304, 504 shares of the common stock of the registrant were outstanding.

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

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors, and elsewhere herein, and in other filings with the SEC."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

Company Background

Dynamic Energy Alliance Corporation (“DEAC” or “the Company”), was originally incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.  From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, Mammatech and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of Mammatech and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. The Company amended its Articles of Incorporation effective September 15, 2011, changed its legal title to Dynamic Energy Alliance Corporation and changed its fiscal year to calendar year from one ending August 31.

Included in the merger was Transformation Consulting (“TC”), a wholly-owned subsidiary of DEDC engaged in management consulting for recoverable energy and other industries in California. TC receives commision revenues through a management services agreement that TC had in place prior to the merger.

The Company develops, commercializes, will sell and operate innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from waste tire feedstock. The Company is integrating a process that it believes can produce the aforementioned products with limited residual waste and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

The Company’s new trading symbol, DEAC, became effective in December 2011, including a three-for-one (3:1) forward split of its Common stock, for a total of 81,304,504 outstanding shares of Dynamic Energy Alliance Corporation’s Common Stock..

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a share exchange agreement with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly owned subsidiary of the Company. 100% of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation as discussed above.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company adopted DEDC’s business plan as the Company’s business plan. In addition, the pre-existing director and officer of the Company was replaced by the directors and officers of DEDC.

Plan of Operations

The Company’s business plan is focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, is currently seeking locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

The Company proposes to develop a full cycle process plant for converting discarded tires to salable fuel and carbon products. To accomplish this plan, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of an initial state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2012 and early 2013. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market.  Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).   Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products.  The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis.  As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

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

Our business began recording revenues in first quarter 2011. As of December 31, 2011, we had an accumulated deficit of $4,945,609 and cash on hand of $7,652. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses, fail to achieve profitability, or are unable to locate additional capital on commercially reasonable terms to implement our business plans, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2011 and 2010.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations.  Our business plans may not be successful in addressing these issues.  If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company.

We are currently dependent on external financing

Currently, we are dependent upon external financing to fund implementation of our business plan. We estimate that within the next 12 months we will need $2,500,000 to implement the first 6-12 months of our business plan, including, but not limited to, project acquisitions, engineering, and development and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).  We will also need to negotiate,  joint venture arrangements and/or other financing arrangements to provide capital for development, construction and initial operation of our first plant, which we estimate will cost approximately $15,000,000 to build out and establish commercial operations. We do not have such capital available at this date. It is imperative that we receive this external financing to implement our business plan and to finance startup operations. New capital may not be available, adequate funds may not be sufficient to implement our business plan, or capital may not be available when needed or on commercially reasonable terms.  Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our efforts to implement our business plan and could jeopardize our ability to continue in business.

We may not be able to establish joint venture or financing arrangements, obtain the capital to market our technology, or otherwise successfully operate our business.

We believe that part of the key to establishing revenues is to successfully establish joint venture or financing arrangements with local joint venture partners, and/or other local financing sources, and with public and private entities who have the need to dispose of waste products which will serve as the feedstock for operation of our Energy Campuses tm. We have not as yet negotiated such joint ventures or arrangements, and our ability to do so, and do so on favorable terms to our proposed business is uncertain. Our success in this regard will depend in large part on how our technology works, market acceptance of our proposed technology and our efforts to educate potential joint venture and financing partners on the advantages of teaming with us to develop, build out and operate our proposed plants. Acceptance of such proposals require marketing expenditures and education and awareness on the part of potential joint venture partners who might serve as partners in our development of plants. We may not have the resources required to promote our technology, or to promote proposals to develop plants and to promote their potential benefits. Such efforts will require additional capital, and the availability, sources and terms for such capital are uncertain. If we are unable to obtain the necessary capital, or unable to successfully promote our technology and/or proposed plant development, or unable to develop profitable joint venture arrangements with producers of waste feed stock, we will be unable to implement our business plan or continue in business.

We have limited operating history and may be unsuccessful in our efforts to implement our expanded business plan.

We have limited history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ultimately establish profitable operations.  Our business plan is subject to all the risks inherent associated with project development, financing and implementation. We may be unable to locate sites, locate joint venture and/or financial partners, locate the required additional capital, our technology may not work as anticipated, we may find it difficult to obtain waste feed stock at reasonable prices, our end products may not find market acceptance, and/or we may fail to operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered in commercializing our technology and plan proposals. If the business plan is not successful and we are not able to operate profitably, investors may lose some or all of their investment.

If we are unable to obtain additional funding, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We anticipate that we will require up to approximately $2,500,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement an overall business strategy.  This is in addition to substantial additional capital we are proposing to raise from local joint venture partners and other financing participants on a project-by-project basis.  We currently do not have any contracts or commitments for additional financing or for plant project joint ventures..  There can be no assurance that financing will be available in required amounts or on commercially reasonable termsl. The inability to obtain additional capital will restrict our ability to implement our business plan.  If we are unable to obtain additional financing, we will likely be required to cease activities. Any additional equity financing which involves the sale of our corporate securities may involve substantial dilution to then existing shareholders, while participation arrangements in joint ventures and other arrangements will dilute the ownership interest in, and profit potential of each plant, since the ownership and fruits of plant operation will have to be shared among participating capital sources.

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

If we are unable to continue to retain the services of our current executive personnel and key consultants, or if we are unable to successfully recruit qualified managerial and company personnel having experience in our renewable energy industry, it would be detrimental to our business.

Our success depends to a significant extent upon the continued services of our current executive personnel and key consultants, including specifically James Michael Whitfield, Charles R. Cronin, Jr. and Tracy Williams. The loss of the services of any of these key persons could have a material adverse effect on our growth, revenues, and prospective business. None of these individuals currently have employment agreements and they could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our recoverable energy, and we may face challenges hiring and retaining these types of employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully retaining and recruiting qualified managerial and company personnel having experience in our recoverable energy business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are a new entrant into the “Renewable Energy” industry without profitable operating history.

As of December 31, 2011, we had an accumulated deficit of $4,945,609.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We expect to continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

We may not be successful in our efforts to build and profitably operate production facilities, with the result that we will be able to generate enough future revenues to achieve or sustain profitability.

We are dependent on the successful execution of acquiring, combining and maximizing a variety of existing, proven and unproven but innovative “Recoverable Energy” technologies which we plan to build and to use in operation of what management believes will be profitable production facilities (“Energy Campuses TM”). The market for our concept of combining technologies is unproven, and certain of the technologies are unproven as well.  The technology may not work, or may not work properly in conjunction with other technologies, or may not gain adequate commercial acceptance.  Thus, there is no assurance that our business plan will succeed.

If We Do Not Obtain And Maintain Necessary Domestic Regulatory Registrations, Approvals And Comply With Ongoing Regulations, We May Not Be Able To Develop, Construct or Operate Our Energy Campuses.

The Energy Campuses we propose to develop, construct and operate, will be subject to extensive Federal, State and Local laws and regulations.  Compliance with such laws and regulations may involve the submission of a substantial volume of data and may require lengthy substantive review. This will increase costs and could reduce profitability. We may not be able to comply with future regulatory requirements. Moreover, the cost of compliance with government regulations may adversely affect revenue and profitability on a continuing basis once we have established plants, which are operating.  Failure to comply with applicable regulatory requirements can result in, among other things, in injunctions, operating restrictions,  civil fines and criminal prosecution. Delays or failure to obtain registrations could have a material adverse effect on the marketing and sales of services and impair the ability to operate profitably in the future.

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

Unfavorable changes in general economic conditions, such as the current recession, or economic slowdown in the geographic markets in which the Company seeks to establish business may have the effect of making it difficult to raise the required additional capital, or to locate potential joint venture partners which serve as a key part of our business plan.  Markets for our anticipated by products may disappear, or prices may fall.  These factors could adversely affect the Company’s implementation of its business plan and the ultimate establishment of profitable operations.

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

Risks Associated with Control of Our Company through Outstanding Preferred Stock

Our Capital Structure as currently evolved places effective control of Certain Significant Decisions in the hands of four Series A Convertible Preferred Shareholders

We currently have outstanding 7,732,824 shares of Series A Convertible Preferred Stock, which is held by four shareholders as follows (hereinafter the “Series A Shareholders”):

Charles R. Cronin,	4,425,000 Shares
James Michael Whitfield,	1,417,824 Shares
Harvey Dale Cheek,	1,665,000 Shares
Dr. Earl Beaver,	225,000 Shares

The Certificate of Designation for these shares provides among other rights and privileges the requirement that 75% of the outstanding Series A Convertible Preferred must give their prior consent, before the Company can elect members to the Board of Directors, issue any securities of the Company or affect any fundamental transaction  (defined as acquisitions, mergers, sale or purchase of substantially all assets, etc.).

As a result, the Company’s Board of Directors can not act to issue additional securities to raise capital or for other purposes, nor may the common shareholders remove, replace or re elect directors to the Board of Directors, nor may the Company affect any acquisitions, without the approval of at least 75% of its outstanding Series A Preferred Stock.

Series A Shareholders may have interests or goals different from, or even adverse to the interests of the Company and its business in some circumstances. As a result the Company may find it difficult or impossible to obtain such consent from the Series A Shareholders, should it need to raise capital by the sale of securities, or undertake one of the other specified actions.  Common shareholders may be essentially blocked under these provisions from changing the members of the Board of Directors, despite the fact that Directors may not be performing their duties in an adequate manner in the view of a majority of the common shareholders. These provisions preclude or discourage outside take over or sale of the Company or its assets, unless approved by 75% of the outstanding Series A Convertible Preferred Shares.  There may be potentially other adverse consequences arising from these restrictions on the Company and its Board of Directors.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth exclusive of home in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company’s offices are located at Memphis Clark Tower, 5100 Poplar Avenue, Ste. 2700, Memphis, TN 38137.  These offices are leased by the Company.

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

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2011:
First Quarter	$0.15	$0.02
Second Quarter	$0.37	$0.01
Third Quarter	$0.38	$0.01
Fourth Quarter	$0.25	$0.01
Fiscal year ended December 31, 2010:
First Quarter	$0.05	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.05	$0.01

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

As of December 31, 2011, there are approximately 82 shareholders of record, including beneficial holders of the Company’s common stock, with 81,304,504 shares outstanding.

The Company had no Common shares in treasury stock as of December 31, 2011.

The Company is authorized to issue up to 300,000,000 Common shares, as approved by its shareholders on May 5, 2011.

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

Debt Securities

On July 9, 2011, the Board of Directors of the Company approved and executed a debt agreement with a related party, Charles R. Cronin, a director of the Company (the “Lender”), whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $200,000 (increased from $100,000 during the 3 months ended September 30, 2011), bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion. As of December 31, 2012, the Company owed the Lender a total of $89,584 relating to payments made on behalf of the Company for corporate expenses.

Stock Purchase Warrants

On July 9, 2011, in connection with the Line of Credit established with a related party, Charles R. Cronin, a director of the Company (the “Lender”), the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 9,000,000 post forward split warrant shares, exercisable under the following terms and conditions:

i. 3,000,000 warrant shares after the first six month anniversary, at a purchase price of $0.033 per share;
ii. 3,000,000 warrant shares after the first year anniversary, at a purchase price of $0.033 per share;
iii. 3,000,000 warrant shares after the second year anniversary, at a purchase price of $0.033 per share.

In lieu of a cash payment, the warrant holder may elect to exercise the warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.

As of December 31, 2011, the Company had 9,000,000 warrants issued and outstanding related to Lender's line of credit agreement.

The fair value of the warrants granted was $964,297 using the Black-Scholes option-pricing model with the following assumptions:

	December 31,
	2011	2010
Risk free interest rate	1.135%	-
Expected life	4 years	-
Expected Volatility	196%	-

On July 9, 2011, the Board of Directors of the Company approved and the Company executed a consulting agreement with TMDS, LLC ("TMDS"), a company  controlled  by a director  of the Company,  whereby TMDS  will locate and assist in the Company's development and construction of energy campus  projects  to  be  undertaken  by  the Company  in  the  future. The consulting agreement is non-exclusive and runs for a period of five years. As consideration,  the Company has agreed to pay compensation  to TMDS in the form  of restricted  shares of common  stock of  the Company  in an amount equal to 1 million restricted pre-forward split shares every 90 days. In addition, TMDS is entitled to additional fees, including but not limited to,  joint   venture,  partnership, consulting, developer,   contractor   and/or project  management  fees,  to  be  negotiated  separately,  and  agreed  to  in writing on a project-by-project basis.

This agreement was amended on December 30, 2011, whereby the compensation  payment in the form of issuance of 1 million restricted pre forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.0001 per share,  every 90 days, with the first payment  of shares due within  10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent  to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been  issued  at  December  31,  2011,  of  which  no  warrants  have  been exercised at December 31, 2011.

The  fair  value  of  the  warrants  granted  was  $659,755,  using  the  Black Scholes option-pricing model with the following assumptions:

	December 31,
	2011	2010
Risk free interest rate	1.74%	-
Expected life	5.000 - 4.53 years	-
Expected Volatility	417%	-

Recent Sales of Unregistered Securities

As part of the merger (acquisition) transaction completed on March 16, 2011, we issued 17,622,692 shares of the common stock of the Company, $.0001 par value per share, to the shareholders of Dynamic Energy Development Corporation in a share exchange on a one for one basis. Subsequently, Verdad Telecom returned 44,786,188 shares of common stock in the Company, $.0001 par value per share, in exchange for a cash payment of $322,000 (the “Purchase Price”). This transaction closed on March 10, 2011. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) of the Securities Act

On October 10, 2011, the Company issued a total of 8,340,000 shares of Series A Convertible Preferred Stock, par value $0.0001, to the parties referred below, all directors of the Company, in exchange for the purchase and cancellation of certain convertible debentures and other outstanding obligations of DEDC, a subsidiary of the Company, with the same parties, in the total amount of the total amount of $1,268,000 (the “Settlement”):

(a) A total of 2,425,000 shares at $0.20 per share and 2,000,000 at $0.0001 to Charles R. Cronin;
(b) A total of 2,025,000 shares at $0.20 per share to James Michael Whitfield;
(c) A total of 1,665,000 shares at $0.20 per share to Harvey Dale Cheek; and
(d) A total of 225,000 shares at $0.20 per share to Dr. Earl Beaver.

On December 30, 2011, the Company executed Amendment No.1 to the Exchange Agreement dated October 10, 2011 (the “Original Agreement”) with James Michael Whitfield (“Whitfield”), in which the principal amount of $405,000 of debt owed to Whitfield (the “Original Debenture Amount”), was adjusted to $283,565 (the “Adjusted Debenture Amount”), to reflect total payments of $121,435 made to Whitfield during the 2011, for an adjusted issued total of 1,417,824 shares of Series A Convertible Preferred Stock at $0.0001 per share.

As a result of Amendment No.1, the total amount of the debt cancelled was adjusted to $1,146,565, in exchange for a total issuance of 7,732,824 shares of Series A convertible preferred stock.

The issuance of the Preferred Shares to the parties referenced above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of from the parties referenced above, that said parties were “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that said parties was acquiring the Preferred Shares for investment purposes for its own accounts and not as nominee or agent, and not with a view to the resale or distribution thereof, and that said parties understood that the Preferred Shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.  The Company has treated the above Series A Convertible Preferred Shares as issued effective October 11, 2011, although the Company’s Articles of Incorporation were not formally amended by filing of a Certificate of Designation of Preferences, Rights and Limitations for the Series A Convertible Preferred Stock until March 28, 2012.

On December 29, 2011, the Company issued a total of 1,494,909 shares of restricted common stock of the Company in the aggregate to thirteen debenture holders, in exchange for a transfer to the Company of thirteen debentures issued by the Company’s wholly owned subsidiary, DEDC.

The fair value of the share compensation paid by the Company, pursuant to each Agreement, was calculated at the closing market price of the Company’s publicly traded common shares on the date of execution of each Agreement, and in the aggregate totaled $271,800, or an average of  $0.18 per share.

On March 14, 2012, the Company issued a total of 500,000 warrants to acquire restricted shares of the Company’s common stock, at an exercise price of $0.001 per share, which warrants may be exercised after 12 months, and expire, if not exercised, within five years from the date of grant.  These warrants are to be issued in settlement of claims held by the former Chief Financial Officer (“CFO”), for prior uncompensated services performed, who resigned on same date.

On March 19, 2012, the Company issued a total of 125,000 shares of the Company’s restricted common stock to Undiscovered Equities, Inc. (“UEI”), pursuant to a consulting services agreement executed on March 14, 2012. The fair value of the share compensation paid by the Company pursuant to the agreement was calculated at the closing market price of the Company’s publicly traded common shares on the date of execution of the agreement, and totaled $17,500, or an average of $0.14 per share.

The issuance of the Common Shares to the parties referenced above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of from the parties referenced above, that said parties were “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that said parties was acquiring the Common Shares for investment purposes for its own accounts and not as nominee or agent, and not with a view to the resale or distribution thereof, and that said parties understood that the Common Shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Item 6.  Selected Financial Data.

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Company Overview

Dynamic Energy Alliance Corporation (“DEAC” or “the Company”), was originally incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.  From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, Mammatech and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of Mammatech and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. The Company amended its Articles of Incorporation effective September 15, 2011, changed its legal title to Dynamic Energy Alliance Corporation and changed its fiscal year to calendar year from one ending August 31.

Included in the merger was Transformation Consulting (“TC”), a wholly owned subsidiary of DEDC engaged in management consulting for recoverable energy and other industries in California. TC receives revenues through a management services agreement that TC had in place prior to the merger.

The Company develops, commercializes, will sell and operate innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from waste tire feedstock. The Company is integrating a process that it believes can produce the aforementioned products with limited residual waste and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

The Company’s new trading symbol, DEAC, became effective in December 2011, including a three-for-one (3:1) forward split of its Common stock, for a total of 81,304,504 outstanding shares of Dynamic Energy Alliance Corporation’s Common Stock.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a share exchange agreement with Dynamic Energy Development Corporation, a privately held corporation (“DEDC”), with DEDC becoming a wholly owned subsidiary of the Company. 100% of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with MAMM.

In connection with this merger acquisition, on May 5, 2011, the Board of Directors resolved to change the Company’s name to Dynamic Energy Alliance Corporation as discussed above.

The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company adopted DEDC’s business plan as the Company’s business plan. In addition, the pre-existing director and officer of the Company was replaced by the directors and officers of DEDC.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 5 Summary of Significant Accounting Policies to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal years ended December 31, 2011 and 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended December 31, 2011 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal years ended December 31, 2011 and 2010, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2011 and 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

Plan of Operations

The Company’s business plan is focused on developing and implementing recoverable energy technologies.. DEDC, the Company’s wholly owned subsidiary, is currently seeking locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

The Company proposes to develop a full cycle process plant for converting discarded tires to salable fuel and carbon products. To accomplish this plan and other milestones, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2012 and early 2013, as one of its initial milestones. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market.  Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).   Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products.  The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis.  As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2.5 and $5.0 million in equity from restricted stock sales or other acceptable financing options over the next 6-12 month period beginning in the first quarter of 2012 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) research and due diligence; (d) pre-development plant costs; (e) product enhancements and technology partners; (f) new business development; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, we had cash of $7,652. We generated revenues of $1,580,302 during the twelve-month period ended December 31, 2011, with a net loss of $3,503,904. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Management believes that our current financial condition, liquidity and capital resources may not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate more sales revenue within the next twelve (12) months, but that these sales revenues will not satisfy our cash requirements to implement the first 6-12 months of our business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt financing, which would be extremely difficult for an early stage company to secure and may not be available to us. However, if such financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The staged development of our business will continue over the next 12 months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must raise cash from sources other than from the sale of our products.

Results from Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 and 2010, which are included herein.

Our operating results for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31,
	2011	2010

Revenue	$1,580,302	$-
Operating Expenses	1,399,354	$-
Net Operating Income	$180,948	$-

Revenues

	Year Ended December 31,
	2011	2010

Revenue	$1,580,302	$-
Total Revenue	$1,580,302	$-

Revenue represents commission revenues received through a management service agreement that was in place prior to the merger.

Expenses

Our expenses for the years ended December 31, 2011 and 2010 are outlined in the table below:

	Year Ended December 31,
	2011	2010

Project development costs	$338,338	$-
Consulting services	408,506	$-
General and administrative expenses	652,510	$-
Total Expenses	$1,399,354	$-

General and Administrative

The increase in our general and administrative expenses for the year ended December 31, 2011 was primarily due to an increase in general operating expenses, including certain professional fees.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization. Legal expenses will be ongoing during fiscal 2012 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Working Capital

	As of December 31,
	2011	2010

Current Assets	$7,652	$-
Current Liabilities	$1,307,613	$-
Working Capital Deficit	$(1,299,961)	$-

Cash Flows

	Years Ended December 31,
	2011	2010

Net cash provided by operating activity	$811,492	$-
Net cash used in financing activities	$(807,795)	$-
Net Increase in Cash	$3,697	$-

We anticipate that we will incur approximately $150,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Provided by in Operating Activities

We generated cash in operating activities in the amount of $811,492 during the year ended December 31, 2011. Cash provided by operating activities was used in financing activites.

Cash Used by Financing Activities

We used net cash $807,795 in financing activities during the year ended December 31, 2011. Cash used by financing activities during 2011 is attributable mainly to payments to related party and non-related borrowings.

Disclosure of Outstanding Share Data

As of December 31, 2011, we had 81,304,504 shares of common stock issued and outstanding..

Going Concern Uncertainties

The Company and has a cumulative net loss of $4,945,609. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations   is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,500,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan.  Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements

April 16, 2012

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynamic Energy Alliance Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Energy Alliance Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011 and the six months ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Energy Alliance Corporation and subsidiary as of December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and six months ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $4,945,609 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
April 16, 2012

DYNAMIC ENERGY ALLIANCE CORPORATION (Formerly MAMMATECH CORPORATION)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2011	2010

ASSETS
Current
Cash	$7,652	$3,955

Total Assets	$7,652	$3,955

LIABILITIES
Current
Accounts payable and accrued expenses	$206,115	$1,023,468
Income taxes payable	15,500	-
Loans payable to a related party	89,584	-
Contingent consideration payable	996,414	-
Convertible debentures payable	-	123,000
Total Liabilities	1,307,613	1,146,468

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Common stock: 300,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Issued and Outstanding: Preferred stock: 7,732,824 shares (2010 - nil shares)	773	-
Common stock: 81,304,504 shares (2010 - 10,000 shares)	8,130	1
Additional paid-in capital (Note 2 below)	3,636,745	99
Accumulated deficit	(4,945,609)	(1,142,613)
Total Stockholders’ Deficit	(1,299,961)	(1,142,513)

Total Liabilities and Stockholders’ Deficit	$7,652	$3,955
_________

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

(2) The March 9, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION (Formerly MAMMATECH CORPORATION) CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2011	2010

Revenue	$1,580,302	$-

Expenses
Project development costs	338,338	-
Consulting services	408,506	-
General and administrative expenses	652,510	-
	1,399,354	-
Net operating income	180,948	-

Other Expenses
Impairment loss on intangibles	2,000,000	-
Interest expense	45,300	-
Financing charges	1,624,052	-

Loss before provision for income tax	(3,488,404)	-

Provision for income tax	(15,500)	-
Net Loss	$(3,503,904)	$-

Basic and fully diluted loss per share	$(0.06)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted (Note 1 below)	64,218,655	10,000

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD ENDED DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares (Note 2 below)	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2010		$-		$-	$-	$-	$-

Issuance of common stock	-	-	30,000	3	97	-	100

Net loss for the period	-	-	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (Note 1 below)	-	-	30,000	3	97	(1,142,613)	(1,142,513)

Private company common shares issued in shares exchange transaction	-	-	45,110,076	4,511	(4,511)	-	-
Recapitalization	-	-	22,871,100	2,287	(324,287)	-	(322,000)
Additional paid-in capital adjustment to accumulated deficit	-	-	-	-	299,092	(299,092)	-
Common shares issued to debenture holder	-	-	6,000,000	600	(600)	-	-
Common share for debt exchange	-	-	1,728,000	173	274,827	-	275,000
Adjustment of settlement of debt for shares	-	-	-	-	199,084	-	199,084
Common shares issued for services	-	-	3,000,000	300	119,700	-	120,000
Common shares issued for services (under anti-dilutive provision agreement)	-	-	1,065,226	107	31,848	-	31,955
Unexchanged common shares from forward stock split	-	-	5,193	-	-	-	-
Issuance of warrants as consideration of line of credit	-	-	-	-	1,624,052	-	1,624,052
Common shares issued in exchange for debenture indebtedness	-	-	1,494,909	149	271,651	-	271,800
Preferred shares issued in exchange for debenture indebtedness	7,732,824	773	-	-	1,145,792	-	1,146,565
Net loss for the year	-	-	-	-	-	(3,503,904)	(3,503,904)

Balance, December 31, 2011	7,732,824	$773	81,304,504	$8,130	$3,636,745	$(4,945,609)	$(1,299,961)
_________

 (1) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

(2) All outstanding shares of the Corporation’s common stock were forward split on a 3 for 1 basis. This has been presented on a retroactive basis.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2011	2010

Operating Activities
Net loss	$(3,503,904)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for consulting expenses	779,040	-
Impairment loss on intangibles	2,000,000
Financing charge on issuance of warrants	1,624,052
Changes to operating assets and liabilities:
Accounts payable and accrued liabilities	(192,780)	-
Income taxes payable	15,500	-
Loans payable to related parties	89,584	-
Net cash provided by operating activities	811,492	-
Financing Activities
Financing Activities
Payment of contingent consideration payable	(1,003,586)	-
Shares acquired and returned to treasury	(322,000)	-
Proceeds from convertible debentures	240,400	-
Cash received from reverse merger	277,391	-
Net cash used by financing activities	(807,795)	-

Net Increase In Cash	3,697	-

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$7,652	$-

Supplemental Information
Cash Activities
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activities
Common stock issued upon reverse merger	$2,266	$-
6,000,000 shares of common stock issued to debenture holder	$200	$-
1,728,000 shares of common stock issued in settlement of debt	$275,000	$-
Debenture issued for non-cash consideration	$426,600	$-
4,065,226 shares of common stock issued for services	$151,955	$-
1,494,909 shares of common stock issued in settlement of convertible debentures payable	$271,800	$-
7,732,824 shares of preferred stock issued in settlement of debt	$1,146,565	$-

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	DESCRIPTION OF BUSINESS

Dynamic Energy Alliance Corporation (“DEAC”), formerly Mammatech Corporation (“MAMM”) (or the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company is initiating a plan for commencement of a business to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from waste feedstock. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

In conjunction with the acquisition of DEDC, the Company acquired Transformation Consulting (‘TC”), a wholly-owned subsidiary of DEDC.  TC provides business development, marketing and administrative consulting services.  Through a January 2010 management services and agency agreement (“Agency Agreement”), TC receives revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, a privately held corporation, with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with the Company.

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

Going Concern

Since inception, the Company has a cumulative net loss of $4,945,609. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans.  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	MERGER WITH DYNAMIC ENERGY DEVELOPMENT CORPORATION

(a)	Description of the Merger

This merger acquisition was transacted as follows (share disclosures of the Company in this note have been presented on a post forward stock split basis):

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

In addition, prior to the effective time of the Merger, 6,000,000 shares of the Company’s common stock were issued to a debenture holder pursuant to an investment bonus feature in the convertibility of debenture notes.

Immediately prior to the effective time of the Merger, 22,871,100 shares of the Company’s common stock were issued and outstanding. Upon completion of the Merger, the DEDC shareholders owned approximately 69.8% of the Company’s issued and outstanding common stock.

All references to share and per share amounts in these financial statements have been restated to retroactively reflect the number of common shares of MAMM common stock issued pursuant to the Merger.

(b)	Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-40-25.1, which provides that the merger of a private operating company into a non-operating public shell corporation without significant net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public corporation continuing only as passive investors.

These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.

Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DEDC is considered the accounting acquirer in a reverse acquisition.

The Company’s historical accumulated deficit for periods prior to March 9, 2011, in the amount of $3,075,165 was eliminated by offset against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of MAMM common stock as having been issued pursuant to the Merger on March 9, 2011.

The shares of common stock of the Company issued to the DEDC stockholders in the Merger are presented as having been outstanding since December 13, 2010, the month when DEDC first sold its equity securities.

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principles (“GAAP”), the financial statements for periods prior to March 9, 2011 reflect only the operations of DEDC.

4.	ACQUISITION OF TRANSFORMATION CONSULTING

On March 9, 2011, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to a Stock Purchase Agreement dated February 25, 2011 and Amendment No. 1 to Stock Purchase Agreement, dated December 30, 2011.  The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

For the year ended December 31, 2011, TC gross revenues totaled $1,579,896 and expected gross revenues totaled $420,104 (see note 6).

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting Inc.  All intercompany balances and transactions are eliminated on consolidation.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates. The significant areas requiring management's estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2011 and 2010, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At December 31, 2011 the Company had no cash equivalents.

Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and convertible notes, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.

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

Intangible Assets and Impairment of Long-lived Assets

The Company has adopted the provision codified in ASC 350, Intangibles – Goodwill and Other which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

Intangible assets comprised the customer lists purchased in connection with the acquisition of Transformation Consulting on March 9, 2011.

The intangible assets were reported at acquisition cost and were to be amortized on the basis of management’s estimate of the future cash flows from this asset over approximately five years, which was management’s initial estimate of the useful life of the customer lists.

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of December 31, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. For the year ended December 31, 2011, the Company determined that, based on estimated future cash flows, the intangible asset was fully impaired; accordingly, an impairment loss of the carrying amount of $2,000,000 was recognized and is included in impairment loss on intangibles.

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

Specifically with respect to TC, commission revenue is earned on consulting services provided to a company controlled by a director of the Company.  TC earns these commissions based on this company’s revenues from certain direct to consumer membership club products. Commissions earned are recorded when deposited into an escrow account, effectively allowing for uncertainty of collectability and bad debt issues.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the accounting standards codified in ASC 740, Income Taxes as of its inception. Pursuant to those standards, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

ASC 740-10-25 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of December 31, 2011 that, if recognized, would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2011 or 2010.

Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i)  the counterparty’s performance is complete;

ii)  a commitment for performance by the counterparty to earn the common shares is reached; or

iii)  the common shares are issued if they are fully vested and non-forfeitable at that date.

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to December 1, 2005 were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty.

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

Recently Issued Accounting Pronouncements

Effective January 2010, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The new guidance also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The guidance became effective for the Company at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This is a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012.

In September 2011, the FASB issued an update that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. As of December 31, 2011, the Company elected for early adoption and this update did not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The accounting update is effective for annual periods beginning on or after January 1, 2013. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its financial position and results of operations.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Except as discussed elsewhere in the notes to the financial statements, following are related party transactions incurred during the year ended December 31, 2011 and 2010, and amounts owing at December 31, 2011 and 2010:

a)	Loans payable to a related party

The amounts due to a related party at December 31, 2011 of $89,584 represent an unsecured promissory note due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and are repayable on demand, with accumulated interest.

b)	Contingent consideration payable:

Pursuant to Stock Purchase Agreement between a director of the company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1 and No. 2 to Stock Purchase Agreement, dated December 30, 2011 and March 31, 2012, respectively, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”).  The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

TC’s revenues are primarily related to revenues received from an entity controlled by the Director (“related entity”) under a January 2010, Management Services and Agency Agreement (“Agency Agreement”).   Under the Agency Agreement, TC receives revenues based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related entity under the Agency Agreement.  Pursuant to the Agency Agreement, TC agreed to (1) transfer to the related entity the ownership of certain TC current direct to consumer membership products upon TC receiving a total of $1,000,000 in revenues; (2) introduce the related entity to TC’s existing and potential vendors for use in managing the TC current programs on behalf of TC; and (3) have the related entity act as TC’s sales agent for new product sales.  In consideration, TC receives all gross receipts of existing sales, less the related entity’s management fee of 20% of gross sales. Separately, TC and the related entity would each be entitled to 50% of new business sales.  After total payments of $2,000,000 to TC from all related revenues under the Agency Agreement, the related entity would no longer be obligated to pay TC any further compensation.

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement are disbursed to Director.  All cash management services, pertaining to the revenues generated by TC under the Agency Agreement are managed by the Director directly from an escrow account, including deposits of revenues and payment disbursements to the Director. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.  Contingency consideration is payable based on a payment schedule as follows:

a)	payment one: the first $900,000 of gross revenues paid on receipt;
b)	payment two: the next $400,000 of gross revenues paid at the later of 90 days of receipt or June 30, 2012;
c)	payment three: the next $400,000 of gross revenues paid at the later of 90 days of receipt or September 30, 2012;
d)	payment four: The next $300,000 of gross revenues paid at the later of 90 days of receipt or December 31, 2012;

As of December 31, 2011, TC gross revenues totaled $1,579,896 and expected gross revenues totaled $420,104 as follows:

Contingency consideration due as of March 9, 2011	$2,000,000
Less: gross revenues received through December 31, 2011	1,579,896
Expected gross revenues	$420,104

As of December 31, 2011, payments made to the Director totaled $990,977.  Contingency consideration payable to the Director is $1,009,023 as follows:

Contingent consideration due as of March 9, 2011	$2,000,000
Less: payments to Director	990,977
Contingency consideration as of December 31, 2011	$1,009,023

Contingency consideration as of December 31, 2011 represents the following:

Gross revenues received and not paid	$589,919
Expected gross revenues	420,104
$1,009,023

c) Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For the year ended December 31, 2011, the Company incurred expenditures as follows:

(i)
 for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings, in the amount of $96,684 (2010 - $NIL). A balance due at December 31, 2011 of $46,863 is included in accounts payable;

(ii)	for strategic business services in exchange for the issuance of 3,937,218 shares of common stock of the Company with a fair value of $159,363;

At December 31, 2011, the Company is obligated under an agreement dated July 9, 2011, as amended on December 30, 2011, to issue a consultant, who is a shareholder and director, 3,000,000 warrants of restricted common stock every 90 days. As of December 31, 2011, the Company is obligated to issue 6 million warrants to this consultant.

7.	CONVERTIBLE DEBENTURES PAYABLE

At December 31, 2011, the Company had no convertible debentures payable, as all had been converted to capital stock of the Company during the fourth quarter of 2011, as follows:

(a)
On October 10, 2011, the Company issued a total of 8,340,000 shares of Series A Convertible Preferred Stock, par value $0.0001, to the parties referred below, all directors of the Company, in exchange for the purchase and cancellation of certain convertible debentures and other outstanding obligations of DEDC, a subsidiary of the Company, with the same parties, in the total amount of the total amount of $1,268,000:

(1) A total of 2,425,000 shares at $0.20 per share and 2,000,000 at $0.0001 to Charles R. Cronin;
(2) A total of 2,025,000 shares at $0.20 per share to James Michael Whitfield;
(3) A total of 1,665,000 shares at $0.20 per share to Harvey Dale Cheek; and
(4) A total of 225,000 shares at $0.20 per share to Dr. Earl Beaver.

On December 30, 2011, the Company executed Amendment No.1 to the Exchange Agreement dated October 10, 2011 (the “Original Agreement”) with James Michael Whitfield (“Whitfield”), in which the principal amount of $405,000 of debt owed to Whitfield (the “Original Debenture Amount”), was adjusted to $283,565 (the “Adjusted Debenture Amount”), to reflect total payments of $121,435 made to Whitfield during the 2011, for an adjusted issued total of 1,417,824 shares of Series A Convertible Preferred Stock at $0.0001 per share.

As a result of Amendment No.1, the total amount of the debt cancelled was adjusted to $1,146,565, in exchange for a total issuance of 7,732,824 shares of Series A convertible preferred stock; and

(b)
On December 29, 2011, the Company issued a total of 1,494,909 shares of restricted common stock of the Company to remaining debenture holders, in exchange for a transfer to the Company of debentures issued by DEDC, a subsidiary of the Company, in the aggregate amount of $271,800. The fair value of the share compensation totaled $179,389, or an average of $0.12 per share.

The following summarizes issuance of convertible debt during the year, all of which were converted to capital stock, as outlined above:

(a)
During the year ended December 31, 2010, the Company issued convertible debentures aggregating $123,000, maturing in December 2011, bearing interest at 20% per annum. During the year ended December 31, 2011, the Company issued additional convertible debentures aggregating $208,800, maturing between January 2012 and April 2012, bearing interest at 20% per annum. These debentures were then settled by issuance of 1,494,909 shares of restricted common stock, as discussed above.

(b)
The Company issued convertible debenture debt for $425,000 in February 2011 to a director and shareholder, maturing in February 2012, bearing interest at 6% per annum. During 2011, this debenture holder and shareholder received an investment bonus of 6 million shares (post-forward stock split) of the Company’s common stock, as consideration for making this investment. This stock issuance was charged to additional paid-in capital.

The holders of each convertible debenture, above, had the right to convert the debentures into shares of the Company’s common stock, convertible at $1.00 per share at any time prior to the maturity date.  Maturity date had been set as the earlier of: (i) six months from the signing of each debenture; or (ii) the date on which project financing is obtained; or (iii) the date of receipt of significant equity investment.

8.	CAPITAL STOCK

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.0001 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a retroactive basis, except where noted.

(2)
increased authorized capital stock to 500,000,000 shares, of which 300,000,000 shares shall be common stock, par value $0.0001, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock.

On October 5, 2011, by approval of shareholders of the Company and the Florida Secretary of State, the authorized number of Series A Convertible Preferred Stock was changed to 50,000,000 shares from the previously authorized 200,000,000 shares of preferred stock.

The Company effectuated these amendments during the fourth fiscal quarter, 2011.

The shareholders of convertible preferred stock are voted equally with the shares of the Company’s common stock. Each share of the convertible preferred stock is convertible into two fully paid and non-assessable shares of common stock, subject to certain adjustments, as follows:

(i)
during the period commencing on September 15, 2013 and terminating on September 15, 2015 (“the quarterly conversion period”), each holder of convertible preferred stock may elect to convert, on each March 31, June 30, September 30 and December 31 occurring during the quarterly conversion period, that number of shares of convertible preferred stock equal to 25% of the total number of shares of convertible preferred stock initially issued to such Holder into full paid and non-assessable shares of common stock; and

(ii)
after the quarterly conversion period, each Holder may elect to convert all or any portion of its shares of convertible preferred stock then outstanding into full paid and non-assessable shares of common stock.

Issued and Outstanding

Preferred Stock

There were 7,732,824 preferred shares issued and outstanding as of December 31, 2011 (December 31, 2010 – Nil shares).

On October 10, 2011, the Company issued a total of 8,340,000 shares of series A convertible preferred stock, par value $0.0001, in exchange for the purchase and cancellation of certain convertible debentures and other outstanding obligations of DEDC, a subsidiary of the Company, to four debenture holders, all directors of the Company, in the total amount of $1,146,565.

On December 30, 2011, the original issuance total was adjusted to 7,732,824 shares, in order to reflect certain payments in the amount of $121,435 made to one of the debenture holders during the period ending December 31, 2011. As a result, the total amount of the debt cancelled was adjusted to $1,146,565, in exchange for a total issuance of 7,732,824 shares of Series A convertible preferred stock.

Common Stock

There were 10,000 common shares issued and outstanding as of December 31, 2010.

During the year ended December 31, 2011, the following share transactions occurred, presented on a retroactive post forward split basis:

(1)	Prior to the reverse merger and in connection to the reverse merger and recapitalization -
(i)	158,141,439 shares had been issued prior to the reverse merger;
(ii)	134,358,566 shares were acquired for cash payment of $322,000 and returned to treasury;
(iii)	45,110,076 shares were issued in connection with the reverse merger;
(iv)	6,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;
(v)	22,871,100 shares were issued on recapitalization, i.e. immediately prior to the effective time of the merger.

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

(2)	Subsequent to the reverse merger -
(i)	1,728,000 shares were issued as settlement of debt of $275,000;
(ii)	3,000,000 shares and an additional 1,065,226 shares under anti-dilutive provisions were issued for strategic business services rendered.

On December 29, 2011, the Company executed separate securities exchange agreements with thirteen certain non-related debenture holders regarding debentures owed by DEDC, a subsidiary of the Company, in the aggregate amount of $226,500, plus accrued interest of $45,300, for a total of $271,800. These debentures were acquired, as well as accrued interest due to the debenture holders in exchange for the private issuance to the thirteen debenture holders as a group of 1,494,909 shares of restricted common stock. The fair value of the share compensation was calculated as $179,389.

Stock Purchase Warrants

The Company’s share purchase warrant activity for the years ended December 31, 2011 and 2010 was as follows:

			Average
	Number	Average	Remaining
	Of	Exercise	Contractual
	Warrants	Price	Life

Balance, December 31, 2010	-	$-	-

Granted during the year:
July 9, 2011	9,000,000	0.033	3.48 years
. July 21, 2011	3,000,000	0.0001	5.00 years
October 19, 2011	3,000,000	0.0001	4.53 years

Balance, December 31, 2011	15,000,000	$0.001

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at December 31, 2011:

	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Price	Exercisable	Life

$0.033	9,000,000	3.48 years
$0.0001	3,000,000	5.00 years
$0.0001	3,000,000	4.53 years

	15,000,000

(1)
On July 9, 2011, in connection with the Line of Credit established with a related party (see Note 9), the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 9,000,000 post-forward stock split warrant shares, exercisable under the following terms and conditions:

i.      3,000,000 warrant shares after the first six month anniversary, at a purchase price of $0.033 per share;
ii.     3,000,000 warrant shares after the first year anniversary, at a purchase price of $0.033 per share;
iii.    3,000,000 warrant shares after the second year anniversary, at a purchase price of $0.033 per share.

In lieu of a cash payment, the warrant holder may elect to exercise the warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.

	December 31
	2011	2010
Risk free interest rate	1.135%	-
Expected life	4 years	-
Expected volatility	196%	-

(2)
On July 9, 2011, the Board of Directors of the Company approved and the Company executed a consulting agreement with TMDS, LLC (“TMDS”), a company controlled by a director of the Company, whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of restricted shares of common stock of the Company in an amount equal to 1 million restricted pre-forward split shares every 90 days. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

This agreement was amended on December 30, 2011, whereby the compensation payment in the form of issuance of 1 million restricted pre-forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.0001 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been issued at December 31, 2011, of which no warrants have been exercised at December 31, 2011.

The fair value of the warrants granted was $659,755, using the Black-Scholes option-pricing model with the following assumptions:

	December 31
	2011	2010
Risk free interest rate	1.74%	-
Expected life	5.000 - 4.53 years	-
Expected volatility	417%	-

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at December 31, 2011:

a)	Strategic Business Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN will provide strategic business services to the Company and will pay the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti-dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.  Under this agreement, on April 25, 2011, the Company issued 3,000,000 shares (post forward stock split) of common stock, having a fair value of $120,000.

b)	Line of Credit

On December 31, 2011, the Company owed a related party, Charles R. Cronin, a director of the Company, (the “Lender”) $89,584 based on an arrangement formalized by Board of Directors approval and corporate execution of a revolving line of credit with the Lender on July 9, 20011, whereby, the Lender established a revolving line of credit for the Company, bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion.

On September 11, 2011 and October 5, 2011, the Board of Directors of the Company approved and the Company executed approvals of credit limit amendments to increase the Company’s outstanding line of credit to $300,000.

c)	Consulting Agreements

On July 9, 2011, the Board of Directors of the Company approved and the Company executed a consulting agreement with Key Services, Inc. (“Key”), whereby Key will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to Key in the form of cash in an amount equal to $20,000 per month or at the Company’s option (if funds are not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the preceding 20 trading days. In addition, Key is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

10.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2011, the Company has net operating losses carried forward of $1,022,465 (2010 - $1,142,613) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	2011	2010

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(1,186,057)	$-
Goodwill impairment	680,000
Non-deductible finance costs and other	552,177
Change in valuation allowance	(40,850)
State income tax net of federal benefit	10,230

Income tax provision	$15,500	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2011	2010

Net operating loss carryforward	$347,638	$388,488
Total deferred tax assets	347,638	388,488
Less: Valuation allowance	(347,638)	(388,488)

Net deferred tax assets recognized	$-	$-

The Company has approximately $1,022,465 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

11.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments, comprising (1) the recoverable energy sector and (2) consulting services.

a)	Consulting services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products.

b)	Recoverable Energy Sector

Through its wholly owned subsidiary DEDC, the Company’s energy sector involves a plan for commencement of a business to develop, commercialize, and sell innovative technologies in the recoverable energy industry.

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 5, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	Years Ended December 31
	2011	2010
Operating Income (Loss)
Consulting services	$1,370,560	$-
Recoverable energy sector	(1,189,612)	-

Total Reportable Segments	$180,948	$-

12.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, management of the Company has evaluated events and transactions for potential recognition or disclosure through April 16, 2012, the date the consolidated financial statements were available to be issued. Following are reportable subsequent events:

a)
On March 14, 2012, the Company executed  a consulting agreement with  Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed  to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a 6 month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement and (ii) a signing bonus in the form of immediate issuance of 125,000 shares of the Company’s restricted Common stock, which was issued March 19, 2012. The fair value of the share compensation paid by the Company pursuant to the agreement was calculated at the closing market price of the Company’s publicly traded common shares on the date of execution of the agreement, and totaled $17,500, or an average of $0.14 per share.

b)
The Company also issued its departing Chief Financial Officer (“CFO”) who resigned effective March 14, 2012, 500,000 warrants to acquire restricted shares of the Company’s common stock, at an exercise price of $0.001 per share, which warrants may be exercised after 12 months, and expire, if not exercised, within five years from the date of grant.  These warrants are to be issued in settlement of claims held by the former CFO for prior uncompensated services performed.

c)
On March 20, 2011, the Company, through its wholly owned subsidiary, DEDC, entered into a stock purchase agreement with C.C. Crawford Tire Company, Inc. (the “Seller”), pursuant to which DEDC agreed to acquire 100% of the issued and outstanding common shares of C.C. Crawford Retreading Company, Inc., a Texas corporation (“CTR”), for an aggregate purchase price of $600,000 in cash, due and payable upon the date of closing, on or before April 20, 2012, subject to the completion of certain closing conditions to be performed by both the Seller and DEDC.

Management projects that CTR will have on its books (unaudited) on the date of closing approximately $838,000 in assets, approximately $418,000 in liabilities, and approximately $420,000 in equity.  As part of the agreement, DED and DEAC agree to assume and immediately cause to be paid off approximately $350,000 of the CTR liabilities immediately after the closing.

It is a condition of closing that DED provide either a funding commitment for $1,000,000 or proof of $1,000,000 in cash in its accounts, which funds will be needed to close the transaction and provide working capital to CTR after the closing. Neither DED nor DEAC have sufficient funds to meet this condition at this date, and as a result, closing of the acquisition transaction remains contingent on DEAC’s raising of $1,000,000 in capital by the closing date.  The availability of such funds, and whether available on commercially reasonable terms, remains uncertain at this date.  If such funds cannot be obtained on a timely basis, then the transaction will not proceed.

The agreement contains customary warranties and representations and indemnification and confidentiality provisions, as well as a three-year non-compete by the selling shareholders and their affiliates.  Either party may terminate the Agreement if it has not closed by April 20, 2012, without penalty.

DEAC is still conducting its due diligence investigation of CTR and its business at this time, prior to close.  CTR collects and recycles approximately 4 million pounds of waste tires annually.  The assets of the CTR entity include the ownership of the 10-acre site and 35,000 square feet of buildings that management believes could provide the basis for a future waste tire pyrolysis energy campus.  During its last fiscal year ended September 30, 2011, CTR reported  (unaudited) $1,231,000 in revenues, and net income before tax of $138,000.

For accounting purposes the Company plans to treat the transaction as a merger pursuant to applicable accounting principles.

d)
On March 31, 2012, DEDC entered into a non-binding term sheet with R.F.B., LLC (“RFB”), pursuant to which RFB agreed to license and assign to DEDC a Non-Provisional Patent Application (the “Application”), for a confidential aggregate purchase price of shares of DEAC’s restricted common stock, contingent upon preparation and execution of a definitive agreement covering the transaction, and the completion of certain other closing conditions to be performed by both RFB and DEDC.

The definitive agreement is to be executed on or before April 30, 2012, with a subsequent date of closing, to be mutually agreed to by RFB and DEDC.

Pursuant to the term sheet, RFB will assign and grant to DEDC, an exclusive, worldwide license and right in and to RFB’s catalyst(s) and reactor technology relating to the recovery of high value organics from the processing of scrap tires (the “RFB Technology”).  RFB consents that DEDC may utilize the RFB Technology in (a) the development and manufacture of goods and products; and (b) the design, construction and modification of plants (new and existing). Further, RFB will allow DEDC to sell to third parties (i) goods and products produced by utilization of RFB Technology; and (ii) plants utilizing RFB Technology.

As additional consideration, RFB will also receive a revenue share of the high-value organic compounds produced by DEDC and/or its assigns, utilizing the RFB catalysts(s) and reactor technology; and (b) a percentage of the net profits realized from the recovery of energy products recovered from oil sands or tar sands. The anticipated term of the license will be the greater of (i) 25 years and (ii) 20 years from the notice of allowance relative to the Application. The specific compensation terms of the license are based on trade secrets that are considered confidential and therefore are not being released.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurance requiring response to this item.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws provide that the board of directors shall consist of that number of members as the board of directors may from time to time determine by resolution or election, but not less than five and not more than seven. Our board of directors currently consists of seven members. The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position
Charles R. Cronin, Jr.	59	Chairman of the Board of Directors
James Michael Whitfield	33	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director
Tracy Williams	37	Vice President, Secretary and Director
Dr. Earl Beaver	67	Director
Harvey Dale Cheek	62	Director
Karl Johnson	34	Director
Fiona Sutton	58	Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Charles R. Cronin, Jr.
Chairman

Mr. Cronin’s leadership in Transformation Consulting has affected changes in traditional fossil-fuel power production to alternative energy production at several facilities. He developed the strategic product and marketing plan and was responsible for generating an initial $10 million in revenue and ongoing recurring revenue for eAgency Systems Inc., while serving as Chief Operating Officer. Prior to that, he founded and presided over a professional services company offering client server development tools and services. As Vice President of Zenith Insurance Company from 1993-1998, he supported the acquisition and integration of two major acquisitions generating $400 million of additional revenue, and while at PriceWaterhouseCoopers, he was awarded a $92 million Systems Integration and Outsourcing contract for New York. Mr. Cronin obtained a Bachelor of Science Degree in Accounting at the University of Illinois in 1978.

James Michael Whitfield
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director

Mr. Whitfield developed the framework for today’s Dynamic Energy Alliance Corporation through the formation of Dynamic Energy Development, and the search for the most effective and economical methods of creating fuel from a recoverable resource. His background in both marketing and operational activities includes working with some of the US’ largest builders to execute marketing and merchandising strategies. Mr. Whitfield’s financial and marketing leadership has led to the completion of more than $700 million in acquisitions and development projects for clients engaged in a diversity of industries. Mr. Whitfield graduated from Henderson State University with a Bachelor of Business Administration in Finance.

Tracy Williams
Vice President, Secretary and Director

Mr. Williams’ extensive entrepreneurial background includes the development and commercialization of Internet and publishing companies, as well as sales and information technology integration. As an initial investor in Dynamic Energy Development, Mr. Williams has been instrumental in bringing new opportunities to the company as well as in establishing Dynamic’s current infrastructure, underscoring its aggressive strategic growth platform. Mr. Williams is a graduate of Jackson State University, Mississippi.

Dr. Earl R. Beaver
Director

Dr. Beaver is Chair Emeritus of the Institute for Sustainability (New York), Managing Partner of Practical Sustainability, LLC (St. Louis), Senior Technical Advisor of RJLee Group Inc. (Pittsburgh) and Chair, National Accounts Committee for the Global Footprint Network. In his 30 years at Monsanto Corp. he led the successful co-product development program, development and commercialization of air separation membranes (Prism®, Prism Alpha®, and Prism Cactus®), the 90% Air Toxics Reduction Program and the Monsanto $1 Million Challenge Program. He also spearheaded internal and external efforts for sustainability and pollution prevention as well as the development of sustainability and eco-efficiency tools. He is also Emeritus chair of the Center for Waste Reduction Technologies. He is a member of the American Chemical Society, a fellow of the American Institute of Chemical Engineers and a director on numerous boards. He is past chair of the Technical Advisory Committee of the Sustainable Engineering Forum and is a board member of the North American Alliance of Chemical Engineers.

Karl Johnson
Director

Mr. Johnson serves as managing member of Recovery Holdings, LLC, contracting with waste companies to generate energy from waste, and was an initial investor in Dynamic Energy Development, over which he presided on an interim basis. Mr. Johnson first discovered the importance and utility of carbon black as a manager at tire manufacturer Firestone, and developed a passion for the conversion of used tires into useful, marketable components. Attending the University of Memphis, Mr. Johnson has built and invested in several businesses that serve the Memphis community.

Harvey Dale Cheek
Director

Mr. Cheek, of HDC & Associates, provides pre-development through final construction services for select clients in the construction industry. With more than 20 years of construction management consulting, HDC has provided a diversity of project-related services to more than 500 clients. As testament to Mr. Cheek’s expertise, in the past two years alone, during the sluggish economy, Mr. Cheek has managed the development and renovation of 42 projects in the US and Caribbean.

Fiona Sutton
Director

Ms. Sutton is Chairperson of Select Contracts Group, a vertically integrated design, fit-out, business planning and operational experience in the global leisure industry, including leisure resorts, theme parks, water parks, hotels and indoor entertainment centers in all corners of the world. With offices in Dubai, Vancouver, UK and New York, Select underscores its business practices with respect for the environment, green initiatives and sustainable energy while delivering results for its clients. Prior to Select, Ms. Sutton served as a drilling engineer in the North Sea with Continental Oil Co. and in the gold mines of South Africa with Anglo American. She graduated with First Class Honors from the University of Manchester Institute of Science & Technology as a civil/mechanical engineer.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our officers and directors, during the past five years.

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2011. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

Board Committees

Nominating and Compensation Committees

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

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida corporate law and the federal proxy rules, The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the Board of Directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees at the present time.

Audit Committee and Audit Committee Financial Expert

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

The Company's Board of Directors has determined that its members do not include a person who is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee to be formed will have members capable of collectively analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Code of Ethics

The Company’s Board of Directors is developing a code of ethics (the “Code”) that will apply to members of the Board of Directors, all officers, employees and contemplated directors, officers and employees. The Code will set forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct,

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

An official Code of Ethics has not yet been finalized by the Board of Directors, who as a new governing body, recognize the value of such a Code from a regulatory and moral standpoint. The Code will be made available on our website at www.dynamicenergyalliance.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. Once available, a copy of the Code may be obtained by written request addressed to Tracy Williams, Vice President, Dynamic Energy Alliance Corporation, 5100 Poplar Avenue, Suite 2700, Memphis, Tennessee, 38137.

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

Shareholder Communications

The Company provides access for its shareholders to the Company via telephone and its web site, www.dynamicenergyalliance.com. Shareholders are able to, and encouraged to, view all of the Company’s SEC filings as well as gain knowledge about the Company’s activities and developments that affect the shareholder’s relationship with the Company. The Company has retained the services of a dedicated professional that provides functions related to the development and distribution of shareholder communications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements.

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2010 and 2009, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the fiscal years ended December 31, 2011, 2010 and 2009 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Compen- sation	Total
James Michael Whitfield	2011	$—	$—	$—	$—	$0
CEO, CFO, President	2010	$—	$—	$—	$—	$0
and Treasurer	2009	$—	$—	$—	$—	$0

Tracy Williams	2011	$34,994	$—	$—	$—	$34,994
Vice President and	2010	$—	$—	$—	$—	$-
Secretary	2009	$—	$—	$—	$—	$-

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers or employees.
Compensation of Directors

During the fiscal years ended December 31, 2011 and December 31, 2010, except as set forth above, James Michael Whitfield, Tracy Williams, Dr. Earl Beaver, Harvey Dale Cheek, Karl Johnson and Fiona Sutton did not receive separate compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on March 31, 2012, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2011, 81,304,504 shares of the Company's common stock were outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	As of April 16, 2012
Beneficial Owner	Shares Owned		Rights to		Total		Percent of
Officers and	of Record		Acquire		Shares		Ownership
Directors:	Common	Preferred	Common	Preferred	Common (1)	Preferred	Common (1) (2)	Preferred (3)	% of actual

James Michael Whitfield (4)	5,032,380	1,417,824	-	-	5,032,380	1,417,824	6.2%	18.3%	6.2%

Tracy Williams (5)	4,010,750	-	-	-	4,010,750	-	4.9%	0.0%	4.9%

Dr. Earl Beaver (6)	855,882	225,000	-	-	855,882	225,000	1.1%	2.9%	1.1%

Charles R. Cronin, Jr. (7)	6,000,000	4,425,000	11,000,000	-	17,000,000	4,425,000	20.9%	57.2%	7.4%

Harvey Dale Cheek (8)	2,013,945	1,665,000	-	-	2,013,945	1,665,000	2.5%	21.5%	2.5%

Karl Johnson (9)	2,953,686	-	-	-	2,953,686	-	3.6%	0.0%	3.6%

Select Contracts Canada, Inc. (Fiona Sutton) (10)	3,000,000	-	-	-	3,000,000	-	3.7%	0.0%	3.7%

All officers and directors as a group of seven (7) individuals	23,866,643	7,732,824	11,000,000	-	34,866,643	7,732,824	42.9%	100.0%	29.4%

Other Beneficial Owners:
Developer, Operator,Management South, Inc.	4,800,000	-	-	-	4,800,000	-	5.9%	0.0%	5.9%

Lee Larson Elmore	4,165,000	-	-	-	4,165,000	-	5.1%	0.0%	5.1%

		-	-	-		-

W.E. Trust	7,440,000	-	-	-	7,440,000	-	9.2%	0.0%	9.2%

Verdad Telecom, Inc.	7,500,000	-	-	-	7,500,000	-	9.2%	0.0%	9.2%

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)	Rounded to the nearest one-tenth of one percent, based upon 81,304,504 shares of common stock outstanding at April 16, 2012.
(3)	Rounded to the nearest one-tenth of one percent, based upon 7,732,824 shares of preferred stock outstanding at April 16, 2012.
(4)	Mr. Whitfield is our Chief Executive Officer, President, Treasurer and Chief Financial Officer and one of our Directors.
(5)	Mr. Williams is our Corporate Secretary and one of our Directors.
(6)	Dr. Beaver is our Chief Technology Officer and one of our Directors.
(7)	Mr. Cronin is our Chairman of the Board.
(8)	Mr. Cheek is one of our Directors.
(9)	Mr. Johnson is one of our Directors.
(10)	Ms. Sutton is one of our Directors.

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2011, except the following, implemented on March 28, 2012;

On October 5, 2011, the Board of Directors of the Company approved and the Company executed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), which was subsequently filed with the Florida Secretary of State, designating 50,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), par value $0.0001 per share of the Company’s previously authorized but unissued 200,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”)

The Company then issued a total of 7,732,824 Series A Convertible Preferred Stock, in exchange for settlements on debts owed by the Company to the parties referenced below, in the total amount of $1,146,565 (after adjustments made on December 31, 2011), as follows:

(a) A total of 4,425,000 shares to Charles R. Cronin;
(b) A total of 2,025,000 shares to James Michael Whitfield;
(c) A total of 1,665,000 shares to Harvey Dale Cheek; and
(d) A total of 225,000 shares to Dr. Earl Beaver.

The Series A Convertible Preferred Stock has the following rights, among others:

Rank.  With respect to the distribution of assets upon liquidation, dissolution or winding up: The Convertible Preferred Stock ranks (i) senior to all “Junior Stock”; and (ii) on a parity, in all respects, with all the “Parity Stock”.

Voting Rights.  The shares of Convertible Preferred Stock are voted equally with the shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) as a single class with respect to all matters submitted to the holders of Common Stock at any annual or special meeting of stockholders of the Company.

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

Optional Conversion.  Each share of Convertible Preferred Stock is convertible into two fully paid and nonassessable shares of Common Stock,subject to certain adjustments and limitations.

If the Company subdivides (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision will be proportionately increased, as applicable.  Likewise, if the Company combines (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise) one or more classes of its outstanding shares of Common Stock into a smaller number of shares, the Conversion Rate in effect immediately prior to such combination will be proportionately reduced.  In the event of certain issuances of Common Stock or securities convertible into or exercisable for Common Stock at a price per share or conversion price less than $2.50 (a “Dilutive Issuance”), the Company is required to promptly issue additional shares of Convertible Preferred Stock (the “Make Whole Shares”) to the holders of the outstanding shares of Convertible Preferred Stock in an aggregate amount equal the number of shares of Convertible Preferred Stock outstanding immediately before such Dilutive Issuance multiplied by a fraction, the numerator of which is the number of shares of Common Stock and the denominator of which is the number of shares of Common Stock outstanding immediately preceding the Dilutive Issuance.

Restrictive Covenants. At any time following October 5, 2011 and while any shares of Convertible Preferred Stock are outstanding, the Company shall obtain the consent of at least fifty-one percent (51%) of the holders of the issued and outstanding shares of the Convertible Preferred Stock prior to: (i) electing the members of the Board of Directors; (ii) creating or authorizing the creation of any additional series of capital stock; (iii) increasing the authorized number of shares of Preferred Stock, Common Stock, or authorized amount of any additional series of capital stock; (iv) issue any authorized securities of the Company; (v) creating or authorizing any obligations or other security convertible into shares of Preferred Stock or any other series of capital stock; (vi) amending, altering, or repealing any provision of the Articles of Incorporation or the Company’s Bylaws which affects the perspective preferences, qualifications, special or relative rights or privileges of the Convertible Preferred Stock, or adversely affects the Convertible Preferred Stock (or its holders) in a manner differently or disproportionately to other series of the Company’s capital stock (or the holders thereof); (vii) liquidating, dissolving or winding-up the affairs of the Company, or effect any Fundamental Transaction; (viii) effecting any statutory share exchange; or (ix) amending, altering or repealing the provisions of the Convertible Preferred Stock so as to adversely affect any right, preference, privilege or voting power of the Convertible Preferred Stock.

The foregoing description of the Convertible Preferred Stock is qualified in its entirety by reference to the Certificate of Designation of Series A Convertible Preferred Stock, in form of Corporate Resolution filed as Exhibit 10.10 to the Company’s Form 10K Quarterly Report filed on November 21, 2011.

As a result of the Restrictive Covenants, the Company’s Board of Directors can not act to issue additional securities to raise capital or for other purposes, nor may the common shareholders remove, replace or re elect directors to the Board of Directors, nor may the Company affect any acquisitions, without the approval of Holders of at least 75% of its outstanding Series A Preferred Stock.

Series A Shareholders may have interests or goals different from, or even adverse to the interests of the Company and its business in some circumstances. As a result the Company may find it difficult or impossible to obtain such consent from the Series A Shareholders, should it need to raise capital by the sale of securities, or undertake one of the other specified actions.  Common shareholders may be essentially blocked under these provisions from changing the members of the Board of Directors, despite the fact that Directors may not be performing their duties in an adequate manner in the view of a majority of the common shareholders. These provisions preclude or discourage outside take over or sale of the Company or its assets, unless approved by 75% of the outstanding Series A Convertible Preferred Shares.  There may be potentially other adverse consequences arising from these restrictions on the Company and its Board of Directors.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

Director Independence

The Board of Directors has determined that Harvey Dale Cheek, Karl Johnson, Dr. Earl Beaver and Fiona Sutton are “independent” directors, meeting all applicable independence requirements of the SEC, including Rule 10A-3(b)(1) pursuant to the Exchange Act. In making this determination, the Board of Directors affirmatively determined that he has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Anton & Chia LLP, 4400 MacArthur Blvd, Suite 970, Newport Beach, California 92660 is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $81,650 for the fiscal year ended December 31, 2011 and $0 for the fiscal year ended December 31, 2010.

Tax Fees

The Company incurred no expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011 and December 31, 2010.

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

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation
3.2	Articles of Amendment to Articles of Incorporation
3.3	By-Laws
3.4	Amendments to By-Laws
10.1	Share Exchange Agreement dated March 9, 2011, by and among Dynamic Energy Development Corporation, Mammatech Corporation and Verdad Telecom (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2010).
10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)
10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)
10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 5, 2012)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2011).
101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
__________
* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: April 16, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 16, 2012.

Date: April 16, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)