Form 10-Q
period 2012-03-31
Dynamic Energy Alliance Corp
filed 2012-05-18
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

As of May 10, 2012, 81,304,504 shares of registrant’s common stock, par value $0.0001, were outstanding.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Quarterly Report on Form 10-Q for the period ended March 31, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

DYNAMIC ENERGY ALLIANCE CORPORATION

(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current
Cash	$6,502	$7,652
Total Assets	$6,502	$7,652

LIABILITIES
Current
Accounts payable and accrued expenses	$269,372	$206,115
Income taxes payable	3,500	15,500
Loans payable to a related party	106,537	89,584
Contingent consideration payable	1,025,768	996,414
Total Liabilities	1,405,177	1,307,613

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Common stock: 300,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Issued and Outstanding:
Preferred stock: 7,732,824 shares	773	773
Common stock: 81,304,504 shares	8,130	8,130
Additional paid-in capital (Note 2 below)	3,776,745	3,636,745
Accumulated deficit	(5,184,323)	(4,945,609)
Total Stockholders’ Deficit	(1,398,675)	(1,299,961)

Total Liabilities and Stockholders’ Deficit	$6,502	$7,652
__________

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

	2012	2011

Revenue	$301,704	$-
Cost of revenue	-	-
Gross profit	301,704	-

Expenses
Project development costs	149,391	-
Consulting services	255,500	378,000
General and administrative expenses	118,574	75,762
	523,465	453,762
Net operating loss	(221,761)	(453,762)

Other Expenses
Interest expense	16,953	15,210
Loss before provision for income tax	(238,714)	(468,972)
Provision for income tax	-	-
Net Loss	$(238,714)	$(468,972)

Basic and fully diluted loss per share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted (Note 1 below)	81,304,504	75,739,176
___________
(1)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(238,714)	$(468,972)
Adjustments to reconcile net income to net cash:
Noncash consulting expenses	-	428,000
Warrants issued for services	140,000	-
Recapitalization under reverse merger	-	(255,058)
Changes in operating assets and liabilities:
Accounts payable	63,257	15,209
Income taxes payable	(12,000)	249,667
Loans payable to (due from) related parties	16,953	(133,167)
Net cash used in operating activities	(30,504)	(164,321)

Cash flows from financing activities:
Shares acquired and returned to treasury	-	(322,000)
Cash received from contingent consideration	29,354	-
Proceeds from convertible debentures	-	225,400
Cash received from reverse merger	-	277,391
Net cash provided by financing activities	29,354	180,791

Net (decrease) increase in cash	(1,150)	16,470
Cash at beginning of period	7,652	3,955
Cash at end of period	$6,502	$20,425

Supplemental disclosure:
Income taxes paid	$12,000	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2012 and 2011

Note 1.	DESCRIPTION OF BUSINESS

Dynamic Energy Alliance Corporation (“DEAC”) was formerly Mammatech Corporation (“MAMM”) (or the “Company”), and was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation. The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has under way implementation of a business to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from waste feedstock. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

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

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, a privately held corporation, with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with the Company. The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company abandoned its prior business and concurrently adopted DEDC’s business plan as its principal business.  In addition, the director and officer of MAMM were replaced by the directors and officers of DEDC.

Note 2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dynamic Energy Alliance Corporation are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

Going Concern

Since inception, the Company has a cumulative net loss of $5,184,323. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans.  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has generated revenue in the amount of $301,704 in the first quarter of 2012. Management has continued to manage its burn rate, budget versus actual results for 2012 to ensure appropriate funding is on hand for its operation. If the Company's 2012 projections are not expected to be met, the company will be required to decrease expenses and raise additional equity and/or debt financing.

Note 3.	MERGER WITH DYNAMIC ENERGY DEVELOPMENT CORPORATION

(a)	Description of the Merger

This merger acquisition was transacted as follows (The Company’s shares of common stock disclosures in this note have been presented on a post forward stock split basis.):

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

Note 4.	ACQUISITION OF TRANSFORMATION CONSULTING

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

Note 5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting.  All intercompany balances and transactions are eliminated on consolidation.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2012 and 2011, total development costs amounted to $149,391 and $0, respectively. At March 31, 2012 and December 31, 2011, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2012 and 2011, the Company had no cash equivalents.

Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and convertible notes, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. During the period ended March 31, 2012, the company earned all revenues from one customer.

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

Management believes it is not practical to estimate the fair value of loan to related parties because the transactions cannot be assumed at arm's length, the terms are not deemed to be market terms, there are no quoted values avaialble for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented, basic and diluted loss per share are the same for all periods presented. As of March 31, 2012 and 2011, there were no outstandings dilutive securities.

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

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March  31, 2012 and December 31, 2011.

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

Recently and Issued Accounting Pronouncements

Adopted -
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This is a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard does not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued an update that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The adoptation of this guidance did not have a material impact on the Company's consolidated financial statements.

Not Adopted -
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

Note 6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

a)	Loans payable to related party

The amounts due to a related party at March 31, 2012 and December 31, 2011 of $106,537 and $89,584, respectively, represent an unsecured promissory note due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and are repayable on demand, with accumulated interest.

b)	Contingent consideration payable to related party

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

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement are disbursed to Director.  All cash management services, pertaining to the revenues generated by TC under the Agency Agreement are managed by the Director directly from an escrow account, including deposits of revenues and payment disbursements to the Director. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.  Contingency consideration is payable based on a payment schedule as follows:

- Payment one: the first $900,000 of gross revenues paid on receipt;
- Payment two: the next $400,000 of gross revenues paid at the later of 90 days of receipt or June 30, 2012;
- Payment three:  the next $400,000 of gross revenues paid at the later of 90 days of receipt or September 30, 2012;
- Payment four:  the next $300,000 of gross revenues paid at the later of 90 days of receipt or December 31, 2012.

For the three months ended March 31, 2012 and 2011, TC gross revenues totaled $301,704 and $0, respectively.

Through March 31, 2012, payments, net of refunds, made to Director totaled $974,232.  At March 31, 2012 and December 31, 2011, contingency consideration payable to Director is $1,025,768 and $996,414, respectively, as follows:

	As of March 31, 2012	As of December 31, 2011
Contingency consideration due	$2,000,000	$2,000,000
Less: payments, net of refunds, to Director	974,232	1,003,586
	$1,025,768	$996,414

c)	Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

For the three months ended March 31, 2012 and 2011, the Company incurred expenses as follows:

(i)
 Consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings, in the amount of $60,000 and $0, respectively.   At March 31, 2012 and December 31, 2011, the Company has an accounts payable balance of $46,863 and $46,863, respectively to this related party.

(ii)
Strategic business and legal services provided by a company related through common shareholdings in the amount of $10,500 and $0, respectively.  There are not amounts owing to this related party at March 31, 2012 and December 31, 2011.

On or about July 9, 2011, and as further amended on December 30, 2011, the Company executed a contractor agreement (the “Contractor Agreement”), with an entity controlled by a director and shareholder of the Company (the “Contractor”), in which the Company is obligated to issue one or more warrants to acquire a total of 1,000,000 shares of restricted common stock of the Company (the “Shares”) every 90 days during the term of the Contractor Agreement (the “Warrant”). During the first quarter of 2012, the Company recorded the issuance of a Warrant for 1,000,000 Shares to this Contractor.  As of March 31, 2012, the Company was obligated to issue one or more Warrants totaling 7,000,000 Shares to this Contractor under the Contractor Agreement, in addition to 1,000,000 Shares every 90 days for a total of five (5) years.  All warrants are exercisable at $0.0001 per share, and have a 60 month term from the date each issuance, and are exercisable at the sole discretion of the Contractor. The amount of consideration for the services rendered by the Contractor to the Company shall be determined on the fair market value of the Shares on the date of each issuance.

Note 7.	CONVERTIBLE DEBENTURES PAYABLE

As of March 31, 2012 and December 31, 2011, the Company had $0 convertible debentures payable. During the fourth quarter of 2011, all convertible debentures payable had been converted to common stock.

Note 8.	CAPITAL STOCK

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.0001 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a post split basis, except where noted.

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

The Company effectuated these amendments during the fourth fiscal quarter of  2011.

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

Issued and Outstanding

Preferred Stock

There were 7,732,824 preferred shares issued and outstanding as of March 31, 2012 and December 31, 2011.

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

Common Stock

There were 81,304,504 common shares issued and outstanding as of March 31, 2012 and December 31, 2011.

During the three month period ended March 31, 2012, there were no common share transactions.

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

During the first quarter of 2012, the Company issued a total of two Warrants for the purchase of a total of 1,500,000 Shares with a total fair value of $140,000 as follows:

(1) On January 17, 2012, the Company issued a Warrant for the purchase of 1,000,000 Shares to TMDS, LLC ("TMDS"'), a company controlled by a director of the Company, as consideration for services rendered per a Contractor Agreement, dated July 9, 2011, and as further amended December 30, 2011.   TMDS receives a Warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years. The Warrants are exercisable at $0.0001 per share, and have term expiring on the fifth anniversary date from the date of each issuance. A total of 25 million stock purchase warrants are issuable over the term of the agreement.  The fair value of the stock purchase warrants issued in the first quarter is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.79%, expected life of 5 years and expected volatility of 473.82%.

(2) On March 17, 2012, the Company issued a Warrant for the purchase of 500,000 Shares, at an exercise price of $0.001 per share, with a term expiring on the fifth anniversary date from the date of issuance, to a departing Chief Financial Officer, who resigned effective March 14, 2012.  The fair value of these stock purchase warrants is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 1.13%, expected life of 5 years and expected volatility of 460.03%.

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Financing Expense

Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	3.28	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	3.31
Issued October 19, 2011	3,000,000	$0.0001	$0.110	3.55	$659,755
Outstanding at Dec. 31, 2011	15,000,000
Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	4.80	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	4.96	70,000
Outstanding at Mar. 31, 2012	16,500,000				$140,000
________
* Includes warrants issued July 21,2011.

Warrants outstanding and currently exercisable at March 31, 2012 are as follows:

	Warrants Outstanding		Warrants Exercisable
	Outstanding	Remaining Life (Years)	Exercise Price	Outstanding	Exercise Price
Issued July 9, 2011	9,000,000	3.28	$0.0330	3,000,000	$0.0330
Issued July 21, 2011	3,000,000	3.31	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	3.55	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	4.80	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	4.96	$0.0010	-
	16,500,000			10,000,000

Note 9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN  provides strategic business services to the Company and pays the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti-dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.  During the first quarter of 2012, the Company incurred legal expenses of $10,500 under this agreement and remains obligated to issue 1,065,226 shares of common stock pursuant to  the original terms of the agreement..

b)	Line of Credit

On July 9, 2011, the Company established a revolving line of credit bearing interest at 15% per annum, with Charles R. Cronin, a director of the Company, (the “Lender”), with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval the Lender. On September 11, 2011 and October 5, 2011, the Board of Directors of the Company approved and the Company executed approvals of credit limit amendments to increase the Company’s outstanding line of credit to $300,000.

On March 31, 2012, and December 31, 2011 the Company owed the Lender $106,537 and $89,584, respectively. During the first quarter of 2012, the Company recorded interest expense of $16,953 and $15,210, respectively, related to the line of credit.

c)	Consulting Agreement – Key Services, Inc.

On July 9, 2011, the Company executed a consulting agreement with Key Services, Inc. (“Key”), whereby Key will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to Key in the form of cash in an amount equal to $20,000 per month or at the Company’s option (if funds are not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the preceding 20 trading days. In addition, Key is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

On March 31, 2012 and December 31, 2011, the Company owed Key $46,863 and $46,863, respectively. During the first quarter of 2012, the Company recorded consulting expenses of $60,000 and paid Key $60,000 related to this agreement.

d)	Consulting Agreement – TMDS, LLC

On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 1,000,000 shares of restricted common stock of the Company every 90 days, exercisable at $0.0001 per share, with an exercise term of five (5) years from the date of each issuance.  In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

During the first quarter of 2012, the Company issued a Warrant for a total of 1,000,000 Shares with a value of $70,000 to TMDS under this agreement.  (See Note 8.)

e)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives

On March 14, 2012, the Company executed a consulting agreement with Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a 6 month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement (the “Cash Payments”) and (ii) a signing bonus in the form of immediate issuance of 125,000 shares of the Company’s restricted Common stock (the “Stock Payments”), which was issued March 19, 2012. On May 3, 2012, the Company and UEI executed a letter of execution (the “Letter of Extension”) of the consulting agreement to extend the payment terms of Cash Payments and Stock Payments from the May 7, 2012 to June 15, 2012. The shares will be issued on the revised payment date.

f)	Stock Purchase Agreement – C.C. Crawford Retreading Company, Inc.

On March 20, 2011, the Company, through its wholly owned subsidiary, DEDC, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with C.C. Crawford Tire Company, Inc. (the “Seller”), pursuant to which DEDC agreed to acquire 100% of the issued and outstanding common shares of C.C. Crawford Retreading Company, Inc., a Texas corporation (“CTR”), for an aggregate purchase price of $600,000 in cash, due and payable upon the date of closing, on or before April 20, 2012, subject to the completion of certain closing conditions precedent, to be performed by both the Seller and DEDC.

As of the date of this filing, the closing had not commenced due to certain outstanding closing conditions of executed Stock Purchase Agreement. Both parties continue to work closely together to complete these outstanding closing conditions, but there is no guarantee the parties will be able to come to agreement on such items.  However, the Company anticipates that the parties will complete the transaction within the second quarter 2012.

Management projects that CTR will have on its books (unaudited) on the date of closing approximately $838,000 in assets, approximately $418,000 in liabilities, and approximately $420,000 in equity.  As part of the agreement, DED and DEAC agree to assume and immediately cause to be paid off approximately $350,000 of the CTR liabilities immediately after the closing.

It is a condition of closing that DED provide either a funding commitment for $1,000,000 or proof of $1,000,000 in cash in its accounts, which funds will be needed to close the transaction and provide working capital to CTR after the closing. Neither DED nor DEAC have sufficient funds to meet this condition at this date, and as a result, closing of the acquisition transaction remains contingent on DEAC’s raising of $1,000,000 in capital by the closing date.  Whether such capital can be obtained, or obtained on commercially reasonable terms, remains uncertain at this date.  If such funds cannot be obtained on a timely basis, then the transaction will not proceed.

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

g)	Non-binding Term Sheet – R.F.B., LLC

On March 31, 2012, DEDC entered into a non-binding term sheet with R.F.B., LLC (“RFB”), pursuant to which RFB agreed to license and assign to DEDC a Non-Provisional Patent Application (the “Application”), for a confidential aggregate purchase price to be paid in the form of the issuance of shares of the Company’s restricted common stock, contingent upon preparation and execution of a definitive agreement covering the transaction, and the completion of certain other closing conditions to be performed by both RFB and DEDC.

The definitive agreement was to be executed on or before April 30, 2012, with a subsequent date of closing, to be mutually agreed to by RFB and DEDC. As of the date of this filing, the parties have not executed a definitive agreement and there is no guarantee that such definitive agreement will be executed. However, the Company anticipates that the parties will complete the transaction within the second quarter 2012.

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

Note 10.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of March 31, 2012, the Company has net operating losses carried forward of $1,121,179 (December 31, 2011 – $1,022,465) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	As of March 31,
	2012	2011

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(81,163)	$-
Goodwill impairment	-	-
Non-deductible finance costs and other	47,600	-
Change in valuation allowance	(33,563)	-
State income tax net of federal benefit	-	-

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	March 31, 2012	December 31, 2011

Net operating loss carryforward	$381,201	$347,638
Total deferred tax assets	381,201	347,368
Less: Valuation allowance	(381,201)	(347,368)

Net deferred tax assets recognized	$-	$-

The Company has approximately $1,121,179 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

Note 11.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments as follows:

a)	Consulting Services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the first quarter of 2012 and 2011 TC gross revenues totaled $301,704 and $0, respectively.

b)	Recoverable Energy

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

	Three Months Ended March 31,
	2012	2011
Operating income (loss)
Consulting services	$197,298	$-
Recoverable energy	(419,059)	(453,762)
Total	$(221,761)	$(453,762)

Note 12.	SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 18, 2012, the date the condensed consolidated financial statements were available to be issued.

On May 3, 2012, the Company and UEI executed a letter of execution (the “Letter of Extension”) of the consulting agreement to extend the agreed to payment terms of the agreement from the May 7, 2012 to June 15, 2012, as previously disclosed in herein (see Note 9(e)).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended March 31, 2012 and 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Overview

The Company’s business plan is focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, is currently seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, salable fuel and carbon products (hereinafter referred to as “plants”).  Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

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

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2.5 and $5.0 million in equity from restricted stock sales or other acceptable financing options over the next 6-12 month period beginning in the second quarter of 2012 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.  To date management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, in uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Management has plans for the staged development of our business  over the next 12 months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

In our recently file Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

Results from Operations

Our operating results for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011

Revenue	$301,704	$-
Operating expenses	523,465	(453,762)
Net operating loss	$(221,761)	$(453,762)

Revenue represents TC commission revenues earned after Merger on March 9, 2011, from a management service agreement that the TC had in place prior to the merger.

Operating Expenses

Our expenses for the three months ended March 31, 2012 and 2011 are outlined in the table below:

	Three Months Ended March 31,
	2012	2011

Project development costs	$149,391	$-
Consulting services	255,500	378,000
General and administrative expenses	118,574	75,762
Total Expenses	$523,465	$453,762

There was no project development activity during the first quarter of 2011.  The decrease in consulting services from first quarter 2011 to first quarter 2012 is primarily related to merger related costs in 2011.  The increase in general and administrative expenses in 2012 is primarily related to increase in public company related costs, such as accounting, auditing, legal and investor related activities.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $6,502 and our working capital deficit is $1,398,675.  During the three-month period ended March 31, 2012, we generated revenues of $301,704 and have a net loss of $238,714.  As of March 31, 2012, we have a cumulative net loss of $5,184,323.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital
	As of
	March 31, 2012	December 31, 2011

Current assets	$6,502	$7,652
Current liabilities	$1,405,177	$1,307,613
Working capital deficit	$(1,398,675)	$(1,299,961)

Cash Flows
	Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(30,504)	$(164,321)
Net cash provided by financing activities	$29,354	$180,791
Net (decrease) increase in cash	$(1,150)	$16,470

Cash Used in Operating Activities

Cash used in operating activities of $30,504 in the first quarter of 2012 is primarily due to net operating loss of $(221,761), offset by non-cash warrants issued in first quarter of 2012 for services of $140,000 and  increase in accounts payable of 63,257.  Cash used in operating activities in first quarter of 2011is primarily due to net operating loss of $453,762, offset by non-cash consulting expenses of $428,000, less various merger related adjustments.

Cash Provided by Financing Activities

Cash provided by financing activities in the first quarter of 2012 is primarily due to refund of contingency consideration. Cash provided by financing activities in 2011 is primarily due to proceeds from convertible debentures.

Going Concern Uncertainties

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

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

In the first quarter ended March 31, 2012, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011. As of March 31, 2012, we had an accumulated deficit of $5,184,324 and cash on hand of $6,502. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are currently dependent on external financing, the source of which is uncertain

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

We believe that part of the key to establishing revenues is to successfully establish joint venture or financing arrangements with local joint venture partners, and/or other local financing sources, and with public and private entities who have the need to dispose of waste products which will serve as the feedstock for operation of our Energy Campuses tm. We have not as yet negotiated such joint ventures or arrangements, and our ability to do so, and do so on favorable terms to our proposed business is uncertain. Our success in this regard will depend in large part on how our technology works, market acceptance of our proposed technology and our efforts to educate potential joint venture and financing partners on the advantages of teaming with us to develop, build out and operate our proposed plants. Acceptance of such proposals requires marketing expenditures and education and awareness on the part of potential joint venture partners who might serve as partners in our development of plants. We may not have the resources required to promote our technology, or to promote proposals to develop plants and to promote their potential benefits. Such efforts will require additional capital, and the availability, sources and terms for such capital are uncertain. If we are unable to obtain the necessary capital, or unable to successfully promote our technology and/or proposed plant development, or unable to develop profitable joint venture arrangements with producers of waste feed stock, we will be unable to implement our business plan or continue in business.

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

We anticipate that we will require up to approximately $2,500,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations.  Additional capital will be required to effectively support the operations and to otherwise implement an overall business strategy.  This is in addition to substantial additional capital we are proposing to raise from local joint venture partners and other financing participants on a project-by-project basis.  We currently do not have any contracts or commitments for additional financing or for plant project joint ventures..  There can be no assurance that financing will be available in required amounts or on commercially reasonable terms. The inability to obtain additional capital will restrict our ability to implement our business plan.  If we are unable to obtain additional financing, we will likely be required to cease activities. Any additional equity financing which involves the sale of our corporate securities may involve substantial dilution to then existing shareholders, while participation arrangements in joint ventures and other arrangements will dilute the ownership interest in, and profit potential of each plant, since the ownership and fruits of plant operation will have to be shared among participating capital sources.

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

As of March 31, 2011, we had an accumulated deficit of $5,184,324.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We expect to continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

Risks Associated with Control of Our Company through Outstanding Preferred Stock.

Our Capital Structure as currently evolved places effective control of Certain Significant Decisions in the hands of four Series A Convertible Preferred Shareholders

We currently have outstanding 7,732,824 shares of Series A Convertible Preferred Stock, which is held by four shareholders as follows (hereinafter the “Series A Shareholders”):

Charles R. Cronin	4,425,000 Shares
James Michael Whitfield	1,417,824 Shares
Harvey Dale Cheek	1,665,000 Shares
Dr. Earl Beaver	225,000 Shares

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

As a result, the Company’s Board of Directors cannot act to issue additional securities to raise capital or for other purposes, nor may the common shareholders remove, replace or re-elect directors to the Board of Directors, nor may the Company affect any acquisitions, without the approval of at least 75% of its outstanding Series A Preferred Stock.

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

None.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)
10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)
10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 5, 2012)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2011).
101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: May 18, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: May 18, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)