Form 10-K/A
period 2011-12-31
Dynamic Energy Alliance Corp
filed 2012-07-26
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

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

Common Stock, par value $0.000 03

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
(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (“Annual Report”). The purpose of this Amendment is to amend the following items in the Annual Report:

The purpose of this Amendment is to amend the following items in the Annual Report:

(i)
Disclosure of the period covered by the 2010 comparative figures has been amended to refer to the period from June 30, 2010 (inception) through December 31, 2010, rather than for the full year or for the six months ended December 31, 2010.

(ii)
Disclosure has been amended to disclose the net loss of $1.1 million in the 2010 comparative figures of the 2011   Consolidated Statements of Operations, Statements of Cash Flows and in certain note disclosures.

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

Included in the merger was Transformation Consulting (“TC”), a wholly-owned subsidiary of DEDC engaged in management consulting for recoverable energy and other industries in California. TC receives commission revenues through a management services agreement that TC had in place prior to the merger.

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

Our success depends to a significant extent upon the continued services of our current executive personnel and key consultants, including specifically James Michael Whitfield, Charles R. Cronin, Jr. and Tracy Williams. The loss of the services of any of these key persons could have a material adverse effect on our growth, revenues, and prospective business. None of these individuals currently have employment agreements and they could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our recoverable energy , and we may face challenges hiring and retaining these types of employees.

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

As of December 31, 2011, we had an accumulated deficit of $ 4,945,609. We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We expect to continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

Debt Securities

On July 9, 2011, the Board of Directors of the Company approved and executed a debt agreement with a related party, Charles R. Cronin, a director of the Company (the “Lender”), whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit for the Company in the principal amount of $200,000 (increased from $100,000 during the 3 months ended September 30, 2011), bearing interest at 15% per annum, with advances to be requested in writing by Company on dates and in amounts up to the credit limit, and in the case of each advance, to be made only upon approval and disbursement by the Lender, at his sole discretion. As of December 31, 2011 , the Company owed the Lender a total of $89,584 relating to payments made on behalf of the Company for corporate expenses.

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

This agreement was amended on December 30, 2011, whereby the compensation payment in the form of issuance of 1 million restricted pre forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.000 03 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been  issued  at  December  31,  2011,  of  which  no  warrants  have  been exercised at December 31, 2011.

The  fair  value  of  the  warrants  granted  was  $659,755,  using  the  Black Scholes option-pricing model with the following assumptions:

	December 31,
	2011	2010
Risk free interest rate	1.74%	-
Expected life	5.000 - 4.53 years	-
Expected Volatility	417%	-

Recent Sales of Unregistered Securities

As part of the merger (acquisition) transaction completed on March 16, 2011, we issued 17,622,692 shares of the common stock of the Company, $. 00003 par value per share, to the shareholders of Dynamic Energy Development Corporation in a share exchange on a one for one basis. Subsequently, Verdad Telecom returned 44,786,188 shares of common stock in the Company, $. 00003 par value per share, in exchange for a cash payment of $322,000 (the “Purchase Price”). This transaction closed on March 10, 2011. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) of the Securities Act

On October 10, 2011, the Company issued a total of 8,340,000 shares of Series A Convertible Preferred Stock, par value $0.000 03 , to the parties referred below, all directors of the Company, in exchange for the purchase and cancellation of certain convertible debentures and other outstanding obligations of DEDC, a subsidiary of the Company, with the same parties, in the total amount of the total amount of $1,268,000 (the “Settlement”):

(a) A total of 2,425,000 shares at $0.20 per share and 2,000,000 at $0.000 03 to Charles R. Cronin;
(b) A total of 2,025,000 shares at $0.20 per share to James Michael Whitfield;
(c) A total of 1,665,000 shares at $0.20 per share to Harvey Dale Cheek; and
(d) A total of 225,000 shares at $0.20 per share to Dr. Earl Beaver.

On December 30, 2011, the Company executed Amendment No.1 to the Exchange Agreement dated October 10, 2011 (the “Original Agreement”) with James Michael Whitfield (“Whitfield”), in which the principal amount of $405,000 of debt owed to Whitfield (the “Original Debenture Amount”), was adjusted to $283,565 (the “Adjusted Debenture Amount”), to reflect total payments of $121,435 made to Whitfield during the 2011, for an adjusted issued total of 1,417,824 shares of Series A Convertible Preferred Stock at $0.000 03 per share.
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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal year 2011 and the period from June 30, 2010 (inception) through December 31, 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal periods , there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended December 31, 2011 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal year 2011 and the period from June 30, 2010 (inception) through December 31, 2010, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2011 and 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

Results from Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 , which are included herein.

Our operating results for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 are summarized as follows:

	Year Ended December 31, 2011	June 30, 2010 (Inception) Through December 31, 2010

Revenue	$1,580,302	$-
Operating Expenses	1,399,354	-
Net Operating Income	$180,948	$-

Revenues

	Year Ended December 31, 2011	June 30, 2010 (Inception) Through December 31, 2010

Revenue	$1,580,302	$-
Total Revenue	$1,580,302	$-

Revenue represents commission revenues received through a management service agreement that was in place prior to the merger.

Expenses

Our expenses for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 are outlined in the table below:

	Year Ended December 31, 2011	June 30, 2010 (Inception) Through December 31, 2010

Project development costs	$338,338	$-
Consulting services	408,506	$-
General and administrative expenses	652,510	$-
Total Expenses	$1,399,354	$-

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

Working Capital

	As of December 31,
	2011	2010

Current Assets	$7,652	$-
Current Liabilities	$1,307,613	$-
Working Capital Deficit	$(1,299,961)	$-

Cash Flows

	Year Ended December 31, 2011	June 30, 2010 (Inception) Through December 31, 2010

Net cash provided by operating activity	$811,492	$-
Net cash used in financing activities	$(807,795)	$-
Net Increase in Cash	$3,697	$-

We anticipate that we will incur approximately $150,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Provided by in Operating Activities

We generated cash in operating activities in the amount of $811,492 during the year ended December 31, 2011. Cash provided by operating activities was used in financing activities.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynamic Energy Alliance Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Energy Alliance Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Energy Alliance Corporation and subsidiary as of December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Common stock: 300,000,000 shares authorized, par value: $0.000 03 (Note 1 below)
Issued and Outstanding: Preferred stock: 7,732,824 shares (2010 - nil shares)	773	-
Common stock: 81,304,504 shares (2010 - 30 ,000 shares)	8,130	1
Additional paid-in capital (Note 2 below)	3,636,745	99
Accumulated deficit	(4,945,609)	(1,142,613)
Total Stockholders’ Deficit	(1,299,961)	(1,142,513)

Total Liabilities and Stockholders’ Deficit	$7,652	$3,955
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

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	From June 30, 2010 (Inception) to December 31, 2010

Revenue	$1,580,302		$-

Expenses
Project development costs	338,338		-
Consulting services	408,506		-
General and administrative expenses	652,510		(1,142,613)
	1,399,354		(1,142,613)
Net operating income (loss)	180,948		(1,142,613)

Other Expenses
Impairment loss on intangibles	2,000,000		-
Interest expense	45,300		-
Financing charges	1,624,052		-

Loss before provision for income tax	(3,488,404)		(1,142,613)

Provision for income tax	(15,500)		-
Net Loss	$(3,503,904)		$(1,142,613)

Basic and fully diluted loss per share	$(0.06)	$	(38.08)
Weighted average number of common shares outstanding – basic and diluted (Note 1 below)	64,218,655		3 0,000

(1)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares (Note 2 below)	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2010 (Inception)		$-		$-	$-	$-	$-

Issuance of common stock	-	-	30,000	1	99	-	100

Net loss for the period	-	-	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (Note 1 below)	-	-	30,000	1	99	(1,142,613)	(1,142,513)

Private company common shares issued in shares exchange transaction	-	-	45,110,076	1504	(1,504)	-	-
Recapitalization	-	-	22,871,100	762	(322,762)	-	(322,000)
Additional paid-in capital adjustment to accumulated deficit	-	-	-	-	299,092	(299,092)	-
Common shares issued to debenture holder	-	-	6,000,000	200	(200)	-	-
Common share for debt exchange	-	-	1,728,000	58	274,942	-	275,000
Adjustment of settlement of debt for shares	-	-	-	-	199,084	-	199,084
Common shares issued for services	-	-	3,000,000	100	119, 9 00	-	120,000
Common shares issued for services (under anti-dilutive provision agreement)	-	-	1,065,226	36	31, 919	-	31,955
Unexchanged common shares from forward stock split	-	-	5,193	-	-	-	-
Issuance of warrants as consideration of line of credit	-	-	-	-	1,624,052	-	1,624,052
Common shares issued in exchange for debenture indebtedness	-	-	1,494,909	50	271, 750	-	271,800
Preferred shares issued in exchange for debenture indebtedness	7,732,824	773	-	-	1,145,792	-	1,146,565
Net loss for the year	-	-	-	-	-	(3,503,904)	(3,503,904)

Balance, December 31, 2011	7,732,824	$773	81,304,504	$2,710	$3,6 42, 165	$(4,945,609)	$(1,299,961)
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

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011	From June 30, 2010 (Inception) to December 31, 2010

Operating Activities
Net loss	$(3,503,904)	$(1,142,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for consulting expenses	779,040	-
Impairment loss on intangibles	2,000,000	-
Financing charge on issuance of warrants	1,624,052	-
Changes to operating assets and liabilities:
Accounts payable and accrued liabilities	(192,780)	1,023,468
Income taxes payable	15,500	-
Loans payable to related parties	89,584	-
Net cash provided by (used by) operating activities	811,492	(119,145)
Financing Activities
Financing Activities
Payment of contingent consideration payable	(1,003,586)	-
Shares acquired and returned to treasury	(322,000)	-
Proceeds from issuance of common stock	-	100
Proceeds from convertible debentures	240,400	123,000
Cash received from reverse merger	277,391	-
Net cash provided by ( used by ) financing activities	(807,795)	123, 100

Net Increase In Cash	3,697	3,955

Cash, Beginning Of Period	3,955	-

Cash, End Of Period	$7,652	$3,955

Supplemental Information
Cash Activities
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Financing Activities
Common stock issued upon reverse merger	$2,266	$-
6,000,000 shares of common stock issued to debenture holder	$200	$-
1,728,000 shares of common stock issued in settlement of debt	$275,000	$-
Debenture issued for non-cash consideration	$426,600	$-
4,065,226 shares of common stock issued for services	$151,955	$-
1,494,909 shares of common stock issued in settlement of convertible debentures payable	$271,800	$-
7,732,824 shares of preferred stock issued in settlement of debt	$1,146,565	$-

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

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principles (“GAAP”), the financial statements for periods prior to March 9, 2011 reflect only the operations of DEDC , from June 30, 2010, its incorporation date.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the year ended   December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 , the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At December 31, 2011 and 2010 the Company had no cash equivalents.

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

The three levels are defined as follows:

●	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3	inputs to valuation methodology are unobservable and significant to the fair measurement.

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

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of December 31, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. During the year ended December 31, 2011, the Company determined that, based on estimated future cash flows, the intangible asset was fully impaired; accordingly, an impairment loss of the carrying amount of $2,000,000 was recognized and is included in impairment loss on intangibles.

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

The Company does not have any unrecognized tax benefits as of December 31, 2011 and 2010 that, if recognized, would affect the Company's effective income tax rate.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ” . This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The accounting update is effective for annual periods beginning on or after January 1, 2013. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its financial position and results of operations.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Except as discussed elsewhere in the notes to the financial statements, following are related party transactions incurred during the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 , and amounts owing at December 31, 2011 and 2010:

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

The following summarizes issuance of convertible debt during the year, all of which were converted to capital stock, as outlined above:

(a)
During the period from June 30, 2010 (Inception) through December 31, 2010, the Company issued convertible debentures aggregating $123,000, maturing in December 2011, bearing interest at 20% per annum. During the year ended December 31, 2011, the Company issued additional convertible debentures aggregating $208,800, maturing between January 2012 and April 2012, bearing interest at 20% per annum. These debentures were then settled by issuance of 1,494,909 shares of restricted common stock, as discussed above.

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

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.000 03 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a retroactive basis, except where noted.

(2)
increased authorized capital stock to 500,000,000 shares, of which 300,000,000 shares shall be common stock, par value $0.000 03 , and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock.

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

Common Stock

There were 10,000 common shares issued and outstanding as of December 31, 2010 (30,000 post forward split common shares) .

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

Stock Purchase Warrants

The Company’s share purchase warrant activity for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) to December 31, 2010 was as follows:

			Average
	Number	Average	Remaining
	Of	Exercise	Contractual
	Warrants	Price	Life

Balance, June 30, 2010 (Inception) and December 31, 2010	-	$-	-

Granted during the year:
July 9, 2011	9,000,000	0.033	3.48 years
. July 21, 2011	3,000,000	0.0001	5.00 years
October 19, 2011	3,000,000	0.0001	4.53 years

Balance, December 31, 2011	15,000,000	$0.001

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

This agreement was amended on December 30, 2011, whereby the compensation payment in the form of issuance of 1 million restricted pre-forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.000 03 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been issued at December 31, 2011, of which no warrants have been exercised at December 31, 2011.

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

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2011, the Company has net operating losses carried forward of $1,022,465 (2010 - $1,142,613) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes , the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	2011	2010

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(1,186,057)	$(388,488)
Goodwill impairment	680,000
Non-deductible finance costs and other	552,177
Change in valuation allowance	(40,850)	388,488
State income tax net of federal benefit	10,230

Income tax provision	$15,500	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2011	2010

Net operating loss carryforward	$347,638	$388,488
Total deferred tax assets	347,638	388,488
Less: Valuation allowance	(347,638)	(388,488)

Net deferred tax assets recognized	$-	$-

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

	Year Ended 31, 2011	From June 30, 2010 (Inception) through December 31, 2010
Operating Income (Loss)
Consulting services	$1,370,560	$-
Recoverable energy sector	(1,189,612)	(1,142,613)

Total Reportable Segments	$180,948	$(1,142,613)

12.	RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements for the period from June 30, 2010 (Inception) to December 31, 2010 to reflect the financial information of the on-going reporting company before the reverse merger for the comparison purpose. The financial statements for December 31, 2011 are consistent with the original December 31, 2011 financials for the original 10-K filed on April 16, 2012

The effect of the restatements on our consolidated statement of operations for the period from June 30, 2010 (Inception) to December 31, 2010 is as follows:

	As Previously Reported	Adjustments	Restated

Revenue	$-	$-	$-
Expenses
General and administrative expenses	-	1,142,613	1,142,613
	-	1,142,613	1,142,613
Loss before provision for income tax		(1,142,613)	(1,142,613)
Provision for income tax	-	-	-
Net Loss	$-	$(1,142,613)	$(1,142,613)
Basic and fully diluted loss per share	$-	$(38.08)	$(38.08)
Weighted average number of common shares outstanding – basic and diluted	10,000	20,000	30,000

The effect of the restatements on our consolidated statement of cash flows for the period from June 30, 2010 (Inception) to December 31, 2010 is as follows:

	As Previously Reported	Adjustments	Restated

Operating Activities
Net loss	$-	$(1,142,613)	$(1,142,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	-	1,023,468	1,023,468
Net cash used by operating activities		(119,145)	(119,145)

Financing Activities
Proceeds from issuance of common stock	-	100	100
Proceeds from convertible debentures	-	123,000	123,000
Net cash provided by financing activities		123,100	123,100
Net Increase In Cash	-	3,955	3,955
Cash, Beginning Of Period	-	-	-
Cash, End Of Period	$-	$3,955	$3,955

13 .	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, management of the Company has evaluated events and transactions for potential recognition or disclosure through April 16, 2012, the date the consolidated financial statements were issued. Following are reportable subsequent events:

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

ITEM 9A.CONTROLS AND PROCEDURES.

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

An official Code of Ethics has not yet been finalized by the Board of Directors, who as a new governing body, recognize the value of such a Code from a regulatory and moral standpoint. The Code will be made available on our website at www.dynamicenergyalliance.com . We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. Once available, a copy of the Code may be obtained by written request addressed to Tracy Williams, Vice President, Dynamic Energy Alliance Corporation, 5100 Poplar Avenue, Suite 2700 , Memphis, Tennessee, 38137.

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

Shareholder Communications

The Company provides access for its shareholders to the Company via telephone and its web site, www.dynamicenergyalliance.com . Shareholders are able to, and encouraged to, view all of the Company’s SEC filings as well as gain knowledge about the Company’s activities and developments that affect the shareholder’s relationship with the Company. The Company has retained the services of a dedicated professional that provides functions related to the development and distribution of shareholder communications.

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

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Compen- sation	Total
James Michael Whitfield	2011	$-	$-	$-	$-	$0
CEO, CFO, President	2010	$-	$-	$-	$-	$0
and Treasurer	2009	$-	$-	$-	$-	$0

Tracy Williams	2011	$34,994	$-	$-	$-	$34,994
Vice President and	2010	$-	$-	$-	$-	$-
Secretary	2009	$-	$-	$-	$-	$-

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	As of April 16, 2012
Beneficial Owner	Shares Owned		Rights to		Total		Percent of
Officers and	of Record		Acquire		Shares		Ownership
Directors:	Common	Preferred	Common	Preferred	Common(1)	Preferred	Common(1) (2)	Preferred(3)	% of actual

James Michael Whitfield (4)	5,032,380	1,417,824	-	-	5,032,380	1,417,824	6.2%	18.3%	6.2%

Tracy Williams (5)	4,010,750	-	-	-	4,010,750	-	4.9%	0.0%	4.9%

Dr. Earl Beaver (6)	855,882	225,000	-	-	855,882	225,000	1.1%	2.9%	1.1%

Charles R. Cronin, Jr. (7)	6,000,000	4,425,000	11,000,000	-	17,000,000	4,425,000	20.9%	57.2%	7.4%

Harvey Dale Cheek (8)	2,013,945	1,665,000	-	-	2,013,945	1,665,000	2.5%	21.5%	2.5%

Karl Johnson (9)	2,953,686	-	-	-	2,953,686	-	3.6%	0.0%	3.6%

Select Contracts Canada, Inc. (Fiona Sutton) (10)	3,000,000	-	-	-	3,000,000	-	3.7%	0.0%	3.7%

All officers and directors as a group of seven (7) individuals	23,866,643	7,732,824	11,000,000	-	34,866,643	7,732,824	42.9%	100.0%	29.4%

Other Beneficial Owners:
Developer, Operator, Management South, Inc.	4,800,000	-	-	-	4,800,000	-	5.9%	0.0%	5.9%

Lee Larson Elmore	4,165,000	-	-	-	4,165,000	-	5.1%	0.0%	5.1%

		-	-	-		-

W.E. Trust	7,440,000	-	-	-	7,440,000	-	9.2%	0.0%	9.2%

Verdad Telecom, Inc.	7,500,000	-	-	-	7,500,000	-	9.2%	0.0%	9.2%

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

On October 5, 2011, the Board of Directors of the Company approved and the Company executed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), which was subsequently filed with the Florida Secretary of State, designating 50,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), par value $0.000 03 per share of the Company’s previously authorized but unissued 200,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”)

The Company then issued a total of 7,732,824 Series A Convertible Preferred Stock, in exchange for settlements on debts owed by the Company to the parties referenced below, in the total amount of $1,146,565 (after adjustments made on December 31, 2011), as follows:

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

Voting Rights.   The shares of Convertible Preferred Stock are voted equally with the shares of the Company’s common stock, par value $0.000 03 (the “Common Stock”) as a single class with respect to all matters submitted to the holders of Common Stock at any annual or special meeting of stockholders of the Company.

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

Item 14.   Principal Accountant Fees and Services

Anton & Chia LLP, 4400 MacArthur Blvd, Suite 970 , Newport Beach, California 92660   is the Company's independent registered public accounting firm.

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

Tax Fees

The Company incurred no expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011 and from June 30, 2010 (inception) through December 31, 2010.

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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: July 26 , 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 16, 2012.

Date: July 26 , 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)