Form 10-K/A
period 2011-12-31
Dynamic Energy Alliance Corp
filed 2012-08-20
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
Amendment No. 2

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

Common Stock, par value $0.00003

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

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his/her financial circumstances before investing in us.

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

This agreement was amended on December 30, 2011, whereby the compensation payment in the form of issuance of 1 million restricted pre forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.00003 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been issued at December 31, 2011, of which no warrants have been exercised at December 31, 2011.

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

(a) A total of 2,425,000 shares at $0.20 per share and 2,000,000 at $0.00003 to Charles R. Cronin;
(b) A total of 2,025,000 shares at $0.20 per share to James Michael Whitfield;
(c) A total of 1,665,000 shares at $0.20 per share to Harvey Dale Cheek; and
(d) A total of 225,000 shares at $0.20 per share to Dr. Earl Beaver.

On December 30, 2011, the Company executed Amendment No.1 to the Exchange Agreement dated October 10, 2011 (the “Original Agreement”) with James Michael Whitfield (“Whitfield”), in which the principal amount of $405,000 of debt owed to Whitfield (the “Original Debenture Amount”), was adjusted to $283,565 (the “Adjusted Debenture Amount”), to reflect total payments of $121,435 made to Whitfield during the 2011, for an adjusted issued total of 1,417,824 shares of Series A Convertible Preferred Stock at $0.00003 per share.
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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal year ended December 31, 2011 and the period from June 30, 2010 (inception) through December 31, 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal periods , there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended December 31, 2011 and after remain subject to examination by major taxing jurisdictions.

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

Results from Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010, which are included herein.

Our operating results for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 are summarized as follows:

	Year Ended December 31, 2011	From June 30, 2010 (Inception) Through December 31, 2010

Revenue	$1,580,302	$-
Operating Expenses	1,399,354	1,142,613
Net Operating Income (Loss)	$180,948	$(1,142,613)

Revenues

	Year Ended December 31, 2011	From June 30, 2010 (Inception) Through December 31, 2010

Revenue	$1,580,302	$-
Total Revenue	$1,580,302	$-

Revenue represents commission revenues received through a management service agreement that was in place prior to the merger.

Expenses

Our expenses for the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010 are outlined in the table below:

	Year Ended December 31, 2011	From June 30, 2010 (Inception) Through December 31, 2010

Project development costs	$338,338	$-
Consulting services	408,506	-
General and administrative expenses	652,510	1,142,613
Total Expenses	$1,399,354	$(1,142,613)

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

Working Capital

	As of December 31,
	2011	2010

Current Assets	$7,652	$3,955
Current Liabilities	1,307,613	1,146,468
Working Capital Deficit	$(1,299,961)	$(1,142,613)

Cash Flows

	Year Ended December 31, 2011	From June 30, 2010 (Inception) Through December 31, 2010

Net cash provided by (used in) operating activities	$811,492	$(119,145)
Net cash provided by (used in) financing activities	(807,795)	123,100
Net Increase in Cash	$3,697	$3,955

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

STOCKHOLDERS' DEFICIT
Common stock
Authorized:
Preferred stock, Series A convertible: 50,000,000 shares authorized, par value: $0.0001 (Note 1 below)
Common stock: 300,000,000 shares authorized, par value: $0.00003 (Note 1 below)
Issued and Outstanding: Preferred stock: 7,732,824 shares (2010 - nil shares)	773	-
Common stock: 81,304,504 shares (2010 - 30,000 shares)	2,710	1
Additional paid-in capital (Note 2 below)	3,642,165	99
Accumulated deficit	(4,945,609)	(1,142,613)
Total Stockholders’ Deficit	(1,299,961)	(1,142,513)

Total Liabilities and Stockholders’ Deficit	$7,652	$3,955
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

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares (Note 2 below)	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, June 30, 2010 (Inception)		$-		$-	$-	$-	$-

Issuance of common stock	-	-	30,000	1	99	-	100

Net loss for the period	-	-	-	-	-	(1,142,613)	(1,142,613)

Balance, December 31, 2010 (Note 1 below)	-	-	30,000	1	99	(1,142,613)	(1,142,513)

Private company common shares issued in shares exchange transaction	-	-	45,110,076	1,504	(1,504)	-	-
Recapitalization	-	-	22,871,100	762	(322,764)	-	(322,000)
Additional paid-in capital adjustment to accumulated deficit	-	-	-	-	299,092	(299,092)	-
Common shares issued to debenture holder	-	-	6,000,000	200	(200)	-	-
Common share for debt exchange	-	-	1,728,000	58	274,924	-	275,000
Adjustment of settlement of debt for shares	-	-	-	-	199,084	-	199,084
Common shares issued for services	-	-	3,000,000	100	119,900	-	120,000
Common shares issued for services (under anti-dilutive provision agreement)	-	-	1,065,226	36	31,919	-	31,955
Unexchanged common shares from forward stock split	-	-	5,193	-	-	-	-
Issuance of warrants as consideration of line of credit	-	-	-	-	1,624,052	-	1,624,052
Common shares issued in exchange for debenture indebtedness	-	-	1,494,909	50	271,750	-	271,800
Preferred shares issued in exchange for debenture indebtedness	7,732,824	773	-	-	1,145,792	-	1,146,565
Net loss for the year	-	-	-	-	-	(3,503,904)	(3,503,904)

Balance, December 31, 2011	7,732,824	$773	81,304,504	$2,710	$3,642,165	$(4,945,609)	$(1,299,961)
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

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principles (“GAAP”), the financial statements for periods prior to March 9, 2011 reflect only the operations of DEDC, from June 30, 2010, its incorporation date.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the year ended December 31, 2011 and the period from June 30, 2010 (Inception) through December 31, 2010, the Company had no deferred product development costs.

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

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.00003 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a retroactive basis, except where noted.

(2)
increased authorized capital stock to 500,000,000 shares, of which 300,000,000 shares shall be common stock, par value $0.00003 , and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock.

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

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at December 31, 2011:

	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Price	Exercisable	Life

$0.033	9,000,000	3.48 years
$0.000	3,000,000	5.00 years
$0.000	3,000,000	4.53 years

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

This agreement was amended on December 30, 2011, whereby the compensation payment in the form of issuance of 1 million restricted pre-forward split shares of common stock was changed to a warrant for the purchase of 3 million post-forward split shares of common stock at $0.00003 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011. The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, 6 million warrants have been issued at December 31, 2011, of which no warrants have been exercised at December 31, 2011.

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

The effect of the restatements on our consolidated statement of cash flows for the period from June 30, 2010 (Inception) to December 31, 2010 is as follows:

	As Previously Reported	Adjustments	Restated

Operating Activities
Net loss	$-	$(1,142,613)	$(1,142,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued liabilities	-	1,023,468	1,023,468
Net cash used by operating activities	-	(119,145)	(119,145)

Financing Activities
Proceeds from issuance of common stock	-	100	100
Proceeds from convertible debentures	-	123,000	123,000
Net cash provided by financing activities	-	123,100	123,100
Net Increase In Cash	-	3,955	3,955
Cash, Beginning Of Period	-	-	-
Cash, End Of Period	$-	$3,955	$3,955

13 .	SUBSEQUENT EVENTS

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

There have been no occurrence requiring response to this item.

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

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Compensation	Total

James Michael Whitfield	2011	$-	$-	$-	$-	$0
CEO, CFO, President	2010	$-	$-	$-	$-	$0
and Treasurer	2009	$-	$-	$-	$-	$0

Tracy Williams	2011	$34,994	$-	$-	$-	$34,994
Vice President and	2010	$-	$-	$-	$-	$-
Secretary	2009	$-	$-	$-	$-	$-

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers or employees.

Compensation of Directors

During the fiscal years ended December 31, 2011 and 2010, except as set forth above, James Michael Whitfield, Tracy Williams, Dr. Earl Beaver, Harvey Dale Cheek, Karl Johnson and Fiona Sutton did not receive separate compensation for their services as directors.

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

Voting Rights.   The shares of Convertible Preferred Stock are voted equally with the shares of the Company’s common stock, par value $0.00003 (the “Common Stock”) as a single class with respect to all matters submitted to the holders of Common Stock at any annual or special meeting of stockholders of the Company.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)
10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)
10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 5, 2012)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2011).
101**	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).
31.1*	Certification of James Michael Whitfield pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of James Michael Whitfield pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

__________
* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and filed herewith.
** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: August 20, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 16, 2012.

Date: August 20, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)