Form 10-Q
period 2012-06-30
Dynamic Energy Alliance Corp
filed 2012-08-20
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________, to ________.

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

As of August 17, 2012, 81,554,504 shares of registrant’s common stock, par value $0.00003, were outstanding

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

Quarterly Report on Form 10-Q for the period ended June 30, 2012

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1.  FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION

(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2012

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012	As of December 3, 2011
	(Unaudited)
ASSETS
Current
Cash	$570	$7,652
Accounts receivable	683	-
Total Assets	$1,253	$7,652

LIABILITIES
Current
Accounts payable and accrued expenses	$274,812	$159,252
Accounts payable to related parties	108,863	46,863
Income taxes payable	3,500	15,500
Loans payable to a related party	110,582	89,584
Contingent consideration payable	1,015,944	996,414
Total Liabilities	1,513,701	1,307,613

STOCKHOLDERS' DEFICIT
Authorized:

Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below.)

Common stock: 300,000,000 shares authorized, par value: $0.00003 (Note 1 below.)
Issued and Outstanding:
Preferred stock: 7,732,824 shares	773	773
Common stock: 81,304,504 shares	2,710	2,710
Additional paid-in capital (Note 2 below)	3,942,165	3,642,165
Accumulated deficit	(5,458,096)	(4,945,609)
Total Stockholders’ Deficit	(1,512,448)	(1,299,961)

Total Liabilities and Stockholders’ Deficit	$1,253	$7,652

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

Theaccompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$103,776	$1,493,342	$405,479	$1,493,342
Cost of revenue	-	-	-	-
Gross profit	103,776	1,493,342	405,479	1,493,342

Operating expenses
Project development costs	31,593	-	180,984	15,210
Consulting services	155,500	68,078	411,000	446,078
General and administrative expenses	185,621	157,872	304,195	233,634
	372,714	225,950	896,179	694,922

Net operating (loss) income	(268,938)	1,267,392	(490,700)	798,420

Other expenses
Interest expense	4,834	-	21,787	-
(Loss) income before provision for income tax	(273,772)	1,267,392	(512,487)	798,420
Provision for income tax	-	506,320	-	506,320
Net (loss) income	$(273,772)	$761,072	$(512,487)	$292,100

Basic and fully diluted income (loss) per share	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding – basic and diluted (Note 1)	81,304,504	77,882,034	81,304,504	48,791,580

(1)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Cash flows from operating activities:	$(512,487)	$292,100
Net (loss) income
Adjustments to reconcile net (loss) income to net cash:
Non-cash consulting expenses	300,000	548,000
Recapitalization under reverse merger	-	(5,391)

Changes in operating assets and liabilities:
Accounts receivable	(683)	(55,809)
Accounts payable	177,560	40,288
Income taxes payable	(12,000)	506,320
Loans payable to (due from) related parties	20,998	(92,893)
Net cash provided by (used in) operating activities	(26,612)	1,232,615

Cash flows from financing activities:
Shares acquired and returned to treasury	-	(322,000)
Cash received from (paid on) contingent consideration	19,530	(1,431,768)
Proceeds from convertible debentures	-	240,400
Cash received from reverse merger	-	277,391
Net cash provided by (used in) financing activities	19,530	(1,235,977)

Net decrease in cash	(7,082)	(3,362)
Cash and cash equivalents at beginning of period	7,652	3,955
Cash and cash equivalents at end of period	$570	$593

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2012 and 2011

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

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has under way implementation of a business to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

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

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K/A The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

Going Concern

Since inception, the Company has a cumulative net loss of $5,458,096. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans.  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has generated revenue in the amount of $405,479 for the first six months of 2012. Management has continued to manage its burn rate, budget versus actual results for 2012 to ensure appropriate funding is on hand for its operation. If the Company's 2012 projections are not expected to be met, the company will be required to decrease expenses and raise additional equity and/or debt financing.

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

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended June 30, 2012 and 2011, total development costs amounted to $31,593 and $0, respectively. For the six months ended June 30, 2012 and 2011, total development costs amounted to $180,984 and $15,210, respectively. At June 30, 2012 and December 31, 2011, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At June 30, 2012 and December 31, 2011, the Company had no cash equivalents.

Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and convertible notes, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. During the six month ended June 30, 2012, the Company earned all revenues from one customer.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

• Leve l 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Leve l 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Leve l 3	inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accounts payable, and accrued expenses approximate carrying value because of the short-term nature of these items.

Management believes it is not practical to estimate the fair value of loan to related parties because the transactions cannot be assumed at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented, basic and diluted loss per share are the same for all periods presented. As of June 30, 2012 and December 31, 2011, there were no outstandings dilutive securities.

Certain Reclassification

Certain 2011 items were reclassified to conform to current year presentation.  Such reclassifications had no effect on 2011 net income.

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

The Company does not have any unrecognized tax benefits as of June 30, 2012 and December 31, 2011 that, if recognized, would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2012 and December 31, 2011.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its financial position and results of operations.

Note 6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

a)	Loans payable to related party

The amounts due to a related party at June 30, 2012 and December 31, 2011 of $110,582 and $89,584, respectively, represent an unsecured promissory note due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and are repayable on demand, with accumulated interest.

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

For the three months ended June 30, 2012 and 2011, TC gross revenues totaled $103,776 and $1,493,342, respectively. For the six months ended June 30, 2012 and 2011, TC gross revenues totaled $405,479 and $1,493,342, respectively.

Through June 30, 2012, payments, net of refunds, made to Director totaled $984,056.  At June 30, 2012 and December 31, 2011, contingency consideration payable to Director is $1,015,944 and $996,414, respectively, as follows:

	As of June 30, 2012	As of December 31, 2011

Contingency consideration due	$2,000,000	$2,000,000
Less: payments, net of refunds, to Director	984,056	1,003,586
	$1,015,944	$996,414

c)	Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Company incurred expenses as follows:

(i)
Consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings - for the three months ended June 30, 2012 and 2011, in the amount of $60,000 and $0, respectively.  For the six months ended June 30, 2012 and 2011, expenses totaled $120,000 and $0, respectively.   At June 30, 2012 and December 31, 2011, the Company has an accounts payable balance of $101,863 and $46,863, respectively, to this related party. Note:  In July 2012, the consulting services agreement was terminated and the accounts payable balance at June 30, 2012 was settled in full.  See Note 11. Subsequent Events for discussion.

(ii)
Strategic business and legal services provided by a company related through common shareholdings - for the three months ended June 30, 2012 and 2011, in the amount of $10,500 and $0, respectively.  For the six months ended June 30, 2012 and 2011, expenses totaled $21,000 and $0, respectively. At June 30, 2012 and December 31, 2011, the Company has an accounts payable balance of $7,000 and $0, respectively to this related party.

On or about July 9, 2011, and as further amended on December 30, 2011, the Company executed a contractor agreement (the “Contractor Agreement”), with an entity controlled by a director and shareholder of the Company (the “Contractor”), in which the Company is obligated to issue one or more warrants to acquire a total of 1,000,000 shares of restricted common stock of the Company (the “Shares”) every 90 days during the term of the Contractor Agreement (the “Warrant”). During the three months ended June 30, 2012, the Company recorded the issuance of a Warrant for 1,000,000 Shares to this Contractor.  During the six months ended June 30, 2012, the Company recorded the issuance of 2,000,000 Shares to this Contractor.  As of June 30, 2012, the Company was obligated to issue one or more Warrants totaling 8,000,000 Shares to this Contractor under the Contractor Agreement, in addition to 1,000,000 Shares every 90 days for a total of five (5) years.  All warrants are exercisable at $0.0001 per share, and have a 60 month term from the date each issuance, and are exercisable at the sole discretion of the Contractor. The amount of consideration for the services rendered by the Contractor to the Company shall be determined on the fair market value of the Shares on the date of each issuance.

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

(2)
increased authorized capital stock to 500,000,000 shares, of which 300,000,000 shares shall be common stock, par value $0.00003, and 200,000,000 shares shall be preferred stock, par value $0.0001, and to give the Board of Directors the power to fix by resolution the rights, preferences and privileges of preferred stock.

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

Issued and Outstanding

Preferred Stock

There were 7,732,824 preferred shares issued and outstanding as of June 30, 2012 and December 31, 2011.

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

Common Stock

There were 81,304,504 common shares issued and outstanding as of June 30, 2012 and December 31, 2011.

During the six-month period ended June 30, 2012, there were no common share transactions.

During the year ended December 31, 2011, the following share transactions occurred, presented on a retroactive post forward split basis:

(1)	Prior to the reverse merger and in connection to the reverse merger and recapitalization –

(i)	158,141,439 shares had been issued prior to the reverse merger;
(ii)	134,358,566 shares were acquired for cash payment of $322,000 and returned to treasury;
(iii)	45,110,076 shares were issued in connection with the reverse merger;
(iv)	6,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;
(v)	22,871,100 shares were issued on recapitalization, i.e. immediately prior to the effective time of the merger.

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

(2)	Subsequent to the reverse merger –

(i)	1,728,000 shares were issued as settlement of debt of $275,000;
(ii)	3,000,000 shares and an additional 1,065,226 shares under anti-dilutive provisions were issued for strategic business services rendered.

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

During the three months ended June 30, 2012, the Company issued one warrant for the purchase of 1,000,000 shares of common stock with a fair value of $160,000.  During the six months ended June 30, 2012, the Company issued a total of three warrants for the purchase of 2,500,000 shares of common stock with a total value of $300,000.  The following discusses the issuance of all warrants during the first six months of 2012:

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

(3)
On April 17, 2012, the Company issued a Warrant for the purchase of 1,000,000 Shares to TMDS, LLC ("TMDS"'), a company controlled by a director of the Company, as consideration for services rendered per a Contractor Agreement, dated July 9, 2011, and as further amended December 30, 2011.   TMDS receives a Warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years. The Warrants are exercisable at $0.0001 per share, and have term expiring on the fifth anniversary date from the date of each issuance. A total of 25 million stock purchase warrants are issuable over the term of the agreement.  The fair value of the stock purchase warrants issued in the second quarter is $160,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.85%, expected life of 5 years and expected volatility of 481.39%.

Warrants outstanding at June 30, 2012 are as follows:

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)		Financing Expense
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	4.02		$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	4.06
Issued October 19, 2011	3,000,000	$0.0001	$0.110	4.30	*	$659,755
Outstanding at December 31, 2011	15,000,000

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	4.55		$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	4.72		$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	4.80		$160,000
Issued in 2012	2,500,000					$300,000
Outstanding at June 30, 2012	17,500,000					$300,000

* Includes warrants issued July 21,2011.

Warrants outstanding and currently exercisable at June 30, 2012 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Outstanding	Remaining Life (Years)	Exercise Price	Outstanding

Issued July 9, 2011	9,000,000	4.02	$0.0330	3,000,000	$0.0330
Issued July 21, 2011	3,000,000	4.06	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	4.30	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	4.55	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	4.72	$0.0010	-	$0.0001
Issued April 16, 2012	1,000,000	4.80	$0.0001	1,000,000	$0.0001
	17,500,000			11,000,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement

On April 25, 2011 the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN provides strategic business services to the Company and pays the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti-dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.  During the first six months of 2012 and 2011, the Company incurred legal expenses of $21,000 and $0, respectively, under this agreement and remains obligated to issue 1,065,226 shares of common stock pursuant to the original terms of the agreement.

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

On June 30, 2012, and December 31, 2011 the Company owed the Lender $110,582 and $89,584, respectively. During the first six months of 2012 and 2011, the Company recorded interest expense of $21,787 and $0, respectively, related to the line of credit.

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

On June 30, 2012 and December 31, 2011, the Company owed  Key $101,863 and $46,863, respectively. During the first six months of 2012 and 2011, the Company recorded consulting expenses of $120,000 and $0, respectively.

In July 2012, the consulting services agreement was terminated and the accounts payable balance at June 30, 2012 was settled in full.  See Note 11. Subsequent Events for discussion.

d)	Consulting Agreement – TMDS, LLC

On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 1,000,000 shares of restricted common stock of the Company (“Shares”) every 90 days, exercisable at $0.0001 per share, with an exercise term of five (5) years from the date of each issuance.  In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

During the first six months  of 2012, the Company issued two Warrants totaling 2,000,000 Shares  (1,000,000 Shares each quarter) with a total value of $230,000 (first quarter value of $70,000 and second quarter value of $160,000) to TMDS under this agreement.  (See Note 8.)

e)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives

On March 14, 2012, the Company executed a consulting agreement with Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a 6 month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement (the “Cash Payments”) and (ii) a signing bonus in the form of immediate issuance of 125,000 shares of the Company’s restricted Common stock (the “Stock Payments”), which was issued March 19, 2012. On May 3, 2012, the Company and UEI executed a letter of execution (the “Letter of Extension”) of the consulting agreement to extend the payment terms of Cash Payments and Stock Payments from the May 7, 2012 to June 15, 2012. On August 15, 2012, the Company and UEI executed an Amendment No. 1 to the consulting agreement to extend the payment terms of Cash Payments and Stock Payments from the June 15, 2012 to September 1, 2012. The shares will be issued on the revised payment date.

f)	Stock Purchase Agreement – C.C. Crawford Retreading Company, Inc.

On March 20, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with C.C. Crawford Tire Company, Inc. (the “Seller”), pursuant to which DEDC agreed to acquire 100% of the issued and outstanding common shares of C.C. Crawford Retreading Company, Inc., a Texas corporation (“CTR”), for an aggregate purchase price of $600,000 in cash, due and payable upon the date of closing, on or before April 20, 2012, subject to the completion of certain closing conditions precedent, to be performed by both the Seller and DEDC.

On June 1, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into an assignment and assumption agreement (“Assignment Agreement”) with IWSI PS Plan, an entity controlled by  Charles R. Cronin, a shareholder and director of the Company,  and the Seller pursuant to which DEDC assigned its rights to acquire CTR to IWSI PS Plan.  The Company is currently negotiating an option with IWSI  PS plan for the purchase of CTR.  The price and terms for such option are uncertain at this time.

g)	License and Assignment Agreement – R.F.B., LLC

On May 23, 2012, Dynamic Energy IP, LLC, a Delaware corporation, a wholly owned subsidiary of Dynamic Energy Alliance Corporation, a Florida corporation (“DEAC”), entered into a definitive agreement (the “Contract”) with R.F.B., LLC (“RFB”), pursuant to which RFB licensed and assigned to Dynamic Energy LP, a Non-Provisional Patent Application (the “Application”), and the World Wide exclusive right, license and privilege of utilizing certain RFB technology and expertise. In consideration, the Company has an obligation to issue RFB 100,000 shares of the Company’s restricted common when RFB completes certain provisions of the Contract, which is anticipated to occur during the third quarter of 2012.  Further the Contract provides for payment by the Company to RFB of specified license fees based on both gallons of high value organics produced utilizing the RFB technology, and a formula percentage of net profits realized from the recovery of all energy products from oil sands or tar sands over the term of the Contract by the Company (regardless of technology used) The Contract has a term of 25 years, or 20 years from the date of issuance of patents, whichever is shorter.

The RFB Technology consists of catalysts and reactor technology relating to recovery of high value organics from the processing of rubber and tires. The Company is entitled to utilize the RFB Technology in (a) the development and manufacture of goods and products; and (b) the design, construction and modification of plants (new and existing). Further, RFB will allow Dynamic Energy IP to sell to third parties (i) goods and products produced by utilization of RFB Technology; and (ii) plants utilizing RFB Technology.

h)	Consulting Agreement – Financing and Acquisitions Advisor

On June 1, 2012, the Company executed a corporate advisory agreement (“Agreement”) with Heartland Capital Markets, LLC (“Heartland”), pursuant to which Heartland agreed to provide various advisory services, including equity and/or debt financings, strategic planning, merger and acquisition possibilities and business development activities that include various investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a three month term which is renewable for additional three month periods, and provides for the Company to pay an advisory fee of two hundred and fifty thousand (250,000) restricted shares of the Company’s restricted common stock (“Stock”).  The advisory fee is considered fully earned pro rata over the course of the term of the agreement and due to Heartland at the execution of the agreement.  On August 17, 2012, the Agreement was amended  to change the date that the advisory fee was fully earned to the date  that Heartland was issued the Stock.  The Company issued the Stock on August 8, 2012.

Note 9.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of June 30, 2012, the Company has net operating losses carried forward of $1,234,952 (December 31, 2011 – $1,022,465) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	As of June 30,
	2012	2011

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(174,245)	$506,320
Non-deductible finance costs and other	102,000	-
Change in valuation allowance	72,245	-

Income tax provision	$-	$506,320

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	June 30, 2012	December 31, 2011

Net operating loss carryforward	$419,884	$347,638
Total deferred tax assets	419,884	347,368
Less: Valuation allowance	(419,884)	(347,368

Net deferred tax assets recognized	$-	$-

The Company has approximately $1,234,952 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

Note 10.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments as follows:

a)	Consulting Services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the three months ended June 30, 2012 and 2011, TC gross revenues totaled $103,776 and $1,493,342, respectively, and during the six months ended June 30, 2012 and 2011, TC gross revenues totaled $405,479 and $1,493,342, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income (loss)
Consulting services	$34,990	$1,490,054	$280,651	$1,490,054
Recoverable energy	(317,302)	(222,662)	(771,351)	(691,634)
Total	$(268,939)	$1,267,392	$(490,700)	$798,420

Note 11.	SUBSEQUENT EVENTS

a)	Consulting Agreement – Key Services, Inc. – Addendum No. 1 to Consulting Agreement

On July 10 of last year (2011), the Company executed a five-year non-exclusive consulting agreement with Key Services, Inc. (“Consultant”), whereby Consultant agreed to locate and assist in the Company’s development and construction of future energy campus projects. The Company agreed to pay compensation to Consultant in the form of cash in an amount equal to $20,000 per month or at the Company’s option (if funds were not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the preceding 20 trading days. The Consulting Agreement also provided that Consultant would be entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project arrangement fees, in amounts and in a form to be negotiated separately, and agreed to in writing on a project-by-project basis by both parties. As of July 18, 2012, there had accrued, but remained unpaid and owing to Consultant, a total of $121,863 in consulting fees due under this Consulting Agreement.

On July 18, 2012, Dynamic Energy Alliance Corporation, a Florida corporation (“The Company”) executed an Addendum No. 1 to said Consulting Agreement (the “Addendum”), which substantially changed the terms for compensation under the Consulting Agreement, and made certain other changes, as follows:

(a)
The Company agreed to settle in full the past due and outstanding obligation for prior consulting fees to the Consultant which aggregated $121,863, at July 18, 2012, by the immediate private issuance of 609,315 shares of the Company’s restricted Common. Stock to Consultant.

(b)
The Consultant agreed to execute a separate Lock-up Agreement restricting the re sale of the above referenced Shares for a period of twelve (12) months after the date of expiration of the customary SEC Rule 144 restriction period (normally 6 months).

(c)	The Company and Consultant agreed to terminate payment of a $20,000 monthly consulting fee during the remaining term of the Consulting Agreement, beginning July 1, 2012.

(d)
Reaffirmed the Parties agreement that the Company would pay Consultant additional fees to be separately negotiated, including site development, joint venture, partnership, consulting, developer, contractor and/or project management fees, on a project by project basis.

(e)
Provided that the Company has the right to assign its obligations under the Consulting Agreement to one or more wholly owned subsidiaries or related party entities. The Amendment contains customary warranties and representations and indemnification and confidentiality provisions and provides that the Consultant is subject to noncompetition and noninterference covenants.

b)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives – Amendment No. 1

On August 15, 2012, the Company and Undiscovered Equities Inc. (“Consultant”), executed Amendment No. 1 to the Consulting Agreement (“Amendment”) to the original consulting agreement dated March 14, 2012 (“Consulting Agreement”), whereby the commencement date for the services to be provided by Consultant, including the obligation of the Company to pay the monthly compensation to Consultant, was amended to reflect a commencement date of September 1, 2012 instead of June 15, 2012, superseding the terms and conditions of the Letter of Extension, as previously disclosed in herein (see Note 9(e)).

c)	Consulting Agreement – Financing and Acquisitions Advisor

On August 17, 2012, the Company and Heartland Capital Markets, LLC (“Heartland”), executed an Amendment to the Original Agreement (“Amendment”), dated June 1, 3012, whereby the commencement date for the services to be provided by Heartland was changed to September 1, 2012.  Further, the Amendment changed  the date that the advisory fee consisting of 250,000 restricted shares of the Company’s restricted common stock (“Stock”) was considered fully earned to the date that Heartland was issued the Stock.  The Company issued the Stock on August 8, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and six month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

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

Management has plans for the staged development of our business over the next twelve months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

In our recently file Form 10-K/A, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

Results from Operations

Our operating results for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$103,776	$1,493,342	$405,479	$1,493,342
Operating expenses	372,714	225,950	896,179	694,922
Net operating loss	$(268,938)	$1,267,392	$(490,700)	$798,420

Revenue represents TC commission revenues earned after Merger on March 9, 2011, from a management service agreement that the TC had in place prior to the merger.   The decrease in 2012 is primarily due to the decrease in new business activity since the business was acquired in 2011.

Operating Expenses

Our expenses for the three and six months ended June 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Project development costs	$31,593	$-	$180,984	$15,210
Consulting services	155,500	68,078	411,000	446,078
General and administrative expenses	185,621	157,872	304,195	233,634
Total Expenses	$372,714	$225,950	$896,179	$694,922

There was no project development activity during the three months ended June 30, 2011.  The increase in consulting services during the second quarter of 2012 as compared to the second quarter of 2011 is primarily due to a Warrant issued under a consulting agreement that took effect in the third quarter of 2011.  The increase in general and administrative expenses in 2012 is primarily related to increase in public company related costs, such as accounting, auditing, legal and investor related activities.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $570 and our working capital deficit is $1,512,448.  During the six-month period ended June 30, 2012, we generated revenues of $405,479 and have a net loss of $512,487.  As of June 30, 2012, we have a cumulative net loss of $5,458,096.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)

Current assets	$1,253	$7,652
Current liabilities	1,513,701	1,307,613
Working capital deficit	$(1,512,448)	$(1,299,961)

Cash Flows

	Six Months Ended June 30,
	2012	2012
Net cash provided by (used in) operating activities	$(26,612)	$1,232,615
Net cash provided by (used in) financing activities	19,530	(1,235,977)
Net decrease in cash	$(7,082)	$(3,362)

Cash From Operating Activities

Cash used in operating activities of $26,612 in the six months ended June 30, 2012 is primarily due to net operating loss of $512,487, offset by non-cash warrants issued for services in the same period of $300,000 and an increase in accounts payable of $177,560.  Cash provided by operating activities in the six months ended June 30, 2011 is primarily due to pre-tax income of $798,420 and non-cash warrants issued for services of $548,000.

Cash From Financing Activities

Cash provided by financing activities in the six months ended June 30, 2012 is primarily due to $19,530 cash received from contingent consideration. Cash used in financing activities in 2011 is primarily due to cash payments towards contingent consideration of $1,431,768.

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

In the three and six months ended June 30, 2012, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011.  As of June 30, 2012, we had an accumulated deficit of $5,458,096 and cash on hand of $570. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2012, we had an accumulated deficit of $5,458,096.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We expect to continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 14, 2010)
10.3	Amendment to Share Purchase Agreement Dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated July 27, 2010)
10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 5, 2012)
10.17	Definitive Agreement – R.F.B., LLC (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated May 24, 2012)
10.18
Amendment No.1 to the Project Location and Consulting Agreement and Mutual Indemnification and Release Agreement (incorporated by reference to Exhibit 9.01 of the Company's Form 8-K dated July 31, 2012)

10.19	Amendment No.1 to the Consulting Agreement – Undiscovered Equities Inc., dated August 15, 2012 (incorporated by reference herein)
10.20	Amendment No.1 to Corporate Advisory Agreement - Heartland Capital Markets, LLC, dated August 17, 2012 (incorporated by reference herein)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated March 16, 2011).
101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
___________
* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
** The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC.

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