Form 10-Q
period 2012-09-30
Dynamic Energy Alliance Corp
filed 2012-11-14
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______, to _______.

Commission File Number:  0-11050

Dynamic Energy Alliance Corporation
(formerly Mammatech Corporation)
 (Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 N. Central Expressway, Suite 400, Dallas, TX 75231
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:   (214) 838-2687

Memphis Clark Tower, 5100 Popular Avenue, Ste. 2700, Memphis, TN 38137
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

As of November 13, 2012, 82,388,825 shares of registrant’s common stock, par value $0.0003, were outstanding.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

Quarterly Report on Form 10-Q for the period ended September 30, 2012

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

ITEM 1.     FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION

(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current
Cash	$2,108	$7,652
Accounts receivable	-	-
Total Assets	$2,108	$7,652

LIABILITIES
Current
Accounts payable and accrued expenses	$379,688	$159,252
Accounts payable to related parties	-	46,863
Income taxes payable	3,500	15,500
Loans payable to a related party	114,781	89,584
Contingent consideration payable	1,015,362	996,414
Total Liabilities	1,513,331	1,307,613

STOCKHOLDERS' DEFICIT
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below.)
Common stock: 300,000,000 shares authorized, par value: $0.00003 (Note 1 below.)
Issued and Outstanding:
Preferred stock: 9,327,784 shares	932	773
Common stock: 82,388,825 shares	3,071	2,710
Additional paid-in capital (Note 2 below)	4,282,166	3,642,165
Accumulated deficit	(5,797,392)	(4,945,609)
Total Stockholders’ Deficit	(1,511,223)	(1,299,961)

Total Liabilities and Stockholders’ Deficit	$2,108	$7,652
______
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

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$14,710	$56,677	$420,189	$1,550,019

Cost of revenue	-	-	-	-
Gross profit	14,710	56,677	420,189	1,550,019

Operating expenses
Project development costs	2,845	56,548	183,829	56,548
Consulting services	100,000	47,079	450,000	59,720
General and administrative expenses	246,853	75,363	612,837	713,191
	349,698	178,990	1,246,666	829,459
Net operating (loss) income	(334,988)	(122,313)	(826,477)	720,560

Other expenses
Impairment loss on intangibles	-	2,000,000	-	2,000,000
Financing charges	-	964,297	-	964,297
Interest expense	4,199	28,315	25,197	72,768
Other expenses	109	-	109	-
Total other expenses	4,308	2,992,612	25,306	3,037,065

Loss before provision for income tax	(339,296)	(3,114,925)	(851,783)	(2,316,505)
Provision for income tax	-	19,082	-	525,402

Net loss	$(339,296)	$(3,134,007)	$(851,783)	$(2,841,907)

Basic and fully diluted loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted (Note 1)	82,019,605	78,739,176	81,544,611	58,883,811

(1)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(851,783)	$(2,841,907)
Adjustments to reconcile net loss to net cash:
Non-cash consulting expenses	38,659	548,000
Impairment loss on intangibles	-	2,000,000
Issuance of warrants	480,000	964,297
Recapitalization under reverse merger	-	(255,058)

Changes in operating assets and liabilities:
Accounts receivable	-	(113,686)
Due from related parties	-	(205,809)
Accounts payable and accrued liabilities	295,435	169,256
Income taxes payable	(12,000)	775,069
Loans payable to (due from) related parties	25,197	195,361
Net cash provided by (used in) operating activities	(24,492)	1,235,523

Cash flows from financing activities:
Shares acquired and returned to treasury	-	(322,000)
Cash received from (paid on) contingent consideration	18,948	(1,431,768)
Proceeds from convertible debentures	-	240,400
Cash received from reverse merger	-	277,391
Net cash provided by (used in) financing activities	18,948	(1,235,977)

Net decrease in cash	(5,544)	(454)
Cash and cash equivalents at beginning of period	7,652	3,955
Cash and cash equivalents at end of period	$2,108	$3,501

Supplemental disclosure:
Income taxes paid	$-	$-
Interest paid	$25,197	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED September 30, 2012 and 2011

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

These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K/A The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal year ended December 31, 2011, has been omitted.  The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

Going Concern

Since inception, the Company has a cumulative net loss of $5,797,392. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties.  The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans.  There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has generated revenue in the amount of $420,189 for the first nine months of 2012. Management has continued to manage its burn rate, budget versus actual results for 2012 to ensure appropriate funding is on hand for its operation. If the Company's 2012 projections are not expected to be met, the company will be required to decrease expenses and raise additional equity and/or debt financing, which may not be available at commercially reasonable terms, if at all.

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

On March 9, 2011, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to a Stock Purchase Agreement dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively.  The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended September 30, 2012 and 2011, total development costs amounted to $2,845 and $56,548, respectively. For the nine months ended September 30, 2012 and 2011, total development costs amounted to $183,829 and $56,548, respectively. At September 30, 2012 and December 31, 2011, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At September 30, 2012 and December 31, 2011, the Company had no cash equivalents.

Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and convertible notes, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments. During the nine month ended September 30, 2012, the Company earned all revenues from one customer.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is calculated by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented, basic and diluted loss per share are the same for all periods presented. As of September 30, 2012 and December 31, 2011, there were no outstanding dilutive securities.

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

The Company does not have any unrecognized tax benefits as of September  30, 2012 and December 31, 2011 that, if recognized, would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2012 and December 31, 2011.

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

The amounts due to a related party at September 30, 2012 and December 31, 2011 of $114,781 and $89,584, respectively, represent an unsecured promissory note due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and are repayable on demand, with accumulated interest.

b)	Contingent consideration payable to related party

Pursuant to Stock Purchase Agreement between a director of the company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, No. 2 and No. 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”).  The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

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

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement are disbursed to Director.  All cash management services, pertaining to the revenues generated by TC under the Agency Agreement are managed by the Director directly from an escrow account, including deposits of revenues and payment disbursements to the Director. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.  Contingency consideration is payable based on a payment schedule as follows:

-	Payment one: the first $900,000 of gross revenues paid on receipt;

-	Payment two: the next $115,944 of gross revenues paid at the later of 90 days of receipt or June 30, 2012;

-	Payment three: the next $984,056 of gross revenues paid at the later of 90 days of receipt or December 15, 2012.

For the three months ended September 30, 2012 and 2011, TC gross revenues totalled $14,710 and $56,677 respectively. For the nine months ended September 30, 2012 and 2011, TC gross revenues totalled $420,189 and $1,550,019, respectively.  Through September 30, 2012, TC gross revenues under the TC Stock Purchase Agreement totalled approximately $2,000,000.

Through September 30, 2012, payments, net of refunds, made to Director totalled $984,638.  At September 30, 2012 and December 31, 2011, contingency consideration payable to Director is $1,015,362 and $996,414, respectively, as follows:

	As of September 30, 2012	As of December 31, 2011

Contingency consideration due	$2,000,000	$2,000,000
Less: payments, net of refunds, to Director	984,638	1,003,586
	$1,015,362	$996,414

c)	Transactions with related parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Company incurred expenses as follows:

(i)
Consulting Agreement- Key Services, Inc. - Consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings   (“Consultant”) for the three months ended September 30, 2012 and 2011, in the amount of $20,000 and $60,000, respectively.  For the nine months ended September 30, 2012 and 2011, expenses totalled $140,000 and $80,000, respectively.   At September 30, 2012 and December 31, 2011, the Company has an accounts payable balance of $0 and $46,863, respectively, to this related party.   In July 2012, the consulting services agreement was amended and the accounts payable was settled in full.  See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. - Strategic business and legal services provided by a company related through common shareholdings - for the three months ended September 30, 2012 and 2011, in the amount of $10,500 and $0, respectively.  For the nine months ended September 30, 2012 and 2011, expenses totalled $31,500 and $0, respectively. At September 30, 2012 and December 31, 2011, the Company has an accounts payable balance of $10,500 and $0, respectively, to this related party.  See Note 8, Commitments and Contractual Obligations, for discussion.

Consulting Agreement - TMDS, LLC - On or about July 9, 2011, and as further amended on December 30, 2011, the Company executed a consulting agreement (the “Consulting Agreement”), with an entity controlled by a director and shareholder of the Company (the “Consultant”), in which the Company is obligated to issue one or more warrants to acquire a total of 1,000,000 shares of restricted common stock of the Company (the “Shares”) every 90 days during the term of the Consultant Agreement (the “Warrant”). During the three months ended September 30, 2012, the Company recorded the issuance of a Warrant for 1,000,000 Shares to this Consultant.  During the nine months ended September 30, 2012, the Company recorded the issuance of 3,000,000 Shares to this Consultant.  As of September 30, 2012, the Company was obligated to issue one or more Warrants totalling 9,000,000 Shares to this Consultant under the Consulting Agreement, in addition to 1,000,000 Shares every 90 days for a total of five (5) years.  All warrants are exercisable at $0.0001 per share, and have a 60 month term from the date each issuance, and are exercisable at the sole discretion of the Consultant. The amount of consideration for the services rendered by the Consultant to the Company shall be determined on the fair market value of the Shares on the date of each issuance.

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

(i)
During the period commencing on October 10, 2013 and terminating on October 10, 2015 (“the quarterly conversion period”), each holder of convertible preferred stock may elect to convert, on each March 31, June 30, September 30 and December 31 occurring during the quarterly conversion period, that number of shares of convertible preferred stock equal to 25% of the total number of shares of convertible preferred stock initially issued to such Holder into full paid and non-assessable shares of common stock; and

(ii)
After the quarterly conversion period, each Holder may elect to convert all or any portion of its shares of convertible preferred stock then outstanding into full paid and non-assessable shares of common stock.

(iii)
At any time  after the issue date and while the convertible preferred stock are outstanding, the Company sells or grants any option to purchase or otherwise disposes or issues any common stock and/or common stock equivalents entitling any person to acquire shares of common stock at a price per share that is lower than $2.50 (such issuances, collectively, then the Company is required to issue additional shares of preferred shares “Dilutive Issuance”), based on the ratio of the number of shares of common stock and equivalents divided by the number of shares of common stock prior to the dilutive issuance, times the number of shares of preferred stock prior to the dilutive issuance.  Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

Issued and Outstanding

Preferred Stock

At September 30, 2012 and December 31, 2011, shares of preferred stock issued and outstanding totalled 9,327,784  and 7,732,824, respectively.

On October 10, 2011, the Company issued a total of 8,340,000 shares of series A convertible preferred stock, par value of $0.0001, in exchange for the purchase and cancellation of certain convertible debentures and other outstanding obligations of DEDC, a subsidiary of the Company, to four debenture holders, all directors of the Company, in the total amount of $1,146,565.

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

On September 13, 2012, the Company issued a total of 500,000 shares of series A convertible preferred stock, at par value of $0.0001 per share, to two directors of the Company, with each receiving 250,000 shares, in conjunction with the execution and completion of certain contract provisions related to the R.F.B., LLC agreement.

During the third quarter of 2012, the Company recorded a liability to issue 1,094,960 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

Common Stock

At September 30, 2012 and December 31, 2011, shares of common stock issued and outstanding  totalled 82,388,819 and 81,304,504, respectively.

During the nine month period ended September 30, 2012, the Company issued 1,084,315 shares of common stock as follows:

-	On July 18, 2012 issued 609,315 Shares to Key Services, Inc. (‘Key Services”), valued at $121,863, for settlement of accounts payable balance per amendment to Key Services’ consulting agreement;
-
On August 8, 2012, issued 250,000 Shares to Heartland Capital Markets, LLC (“Heartland”), valued at $15,000, for corporate advisory services per amendment to Heartland’s corporate advisory services agreement;

-	On August 15, 2012, issued 125,000 Shares to Undiscovered Equities, Inc. (“UEI”) valued at $17,500, for consulting services per amendment to UEI’s consulting agreement;
-	On September 13, 2012, issued 100,000 Shares to R.F.B., LLC, (“RFB”), valued at $6,000, for acquisition of exclusive license by Company per RFB’s license and assignment agreement.

During the year ended December 31, 2011, the following share transactions occurred, presented on a retroactive post forward split basis:

(1)	Prior to the reverse merger and in connection to the reverse merger and recapitalization –

(i)	158,141,439 shares had been issued prior to the reverse merger;
(ii)	134,358,566 shares were acquired for cash payment of $322,000 and returned to treasury;
(iii)	45,110,076 shares were issued in connection with the reverse merger;
(iv)	6,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;
(v)	22,871,100 shares were issued on recapitalization, i.e. immediately prior to the effective time of the merger.

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

(2)	Subsequent to the reverse merger –

(i)	1,865,478 shares were issued as settlement of debt of $275,506;
(ii)	3,000,000 shares and an additional 1,065,226 shares under anti-dilutive provisions were issued for strategic business services rendered.

On December 29, 2011, the Company executed separate securities exchange agreements with thirteen certain non-related debenture holders regarding debentures owed by DEDC, a subsidiary of the Company, in the aggregate amount of $226,500, plus accrued interest of $45,300, for a total of $271,800. These debentures were acquired, as well as accrued interest due to the debenture holders in exchange for the private issuance to the thirteen debenture holders as a group of 1,494,909 shares of restricted common stock. The fair value of the share compensation was calculated as $271,800.

Common Stock Warrants

During the three months ended September 30, 2012, the Company issued two warrants for the right to purchase 2,000,000 shares of common stock and recorded a total fair value of $180,000, based on the application of the Black-Scholes valuation model.  During the nine months ended September 30, 2012, the Company issued a total of five warrants for the purchase of 4,500,000 shares of common stock with a total value of $380,000.  The following discusses the issuance of all warrants during the first nine months of 2012:

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

(3)
On April 17, 2012, the Company issued a Warrant for the purchase of 1,000,000 Shares to TMDS.  As discussed above,  TMDS receives a Warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years.  The fair value of the stock purchase warrants issued in the second quarter is $160,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.85%, expected life of 5 years and expected volatility of 481.39%.

(4)
On July 1, 2012, the Company incurred a warrant share issuance for the purchase of 1,000,000 Shares of common stock (‘Warrant Shares’) by Joseph M. Danko, an independent contractor (“Contractor”), per a January 1, 2012 Stock Purchase Warrant Agreement that gives Contractor right to purchase 3,000,000 shares (“Warrant Shares”) of common stock, as consideration for services rendered per an Independent Contractor Agreement with the Company, effective January 1, 2012.  The contractor is entitled to purchase 3,000,000 Warrant Shares as follows:

- 1,000,000 Warrant Shares after the first six month anniversary, at an exercise price of $0.10 per share, with a term expiring on the four-year anniversary from the date of issuance;
- 1,000,000 Warrant Shares after the first year anniversary, at exercise price of $0.20 per share, with a term expiring on the four-year anniversary from the date of issuance;
- 1,000,000 Warrant Shares after the second year anniversary, at exercise price of $0.30 per share, with term expiring on the four-year anniversary from the date of issuance.

The fair value of the stock purchase warrant issued in the third quarter is $100,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.67%, expected life of 4 years and expected volatility of 486.46%.

(5)
On July 15, 2012, the Company issued a Warrant for the purchase of 1,000,000 Shares to TMDS.  As discussed above, TMDS receives a Warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years.  The fair value of the stock purchase warrants issued in the third quarter is $80,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.62%, expected life of 5 years and expected volatility of 488.56%.

Warrants outstanding at September 30, 2012 are as follows

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Total Fair Value
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	3.77	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	3.81	$-
Issued October 19, 2011	3,000,000	$0.0001	$0.110	4.05	$659,755
Outstanding at December 31, 2011	15,000,000

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	4.30	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	4.46	$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	4.55	$160,000
Issued July 1, 2012	1,000,000	$0.1000	$0.100	3.75	$100,000
Issued July 16, 2012	1,000,000	$0.0001	$0.080	4.79	$80,000
Issued in 2012	4,500,000				$480,000
Outstanding at September 30, 2012	19,500,000				$480,000

Warrants outstanding and currently exercisable at September 30, 2012 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Outstanding	Remaining Life (Years)	Exercise Price	Outstanding	Exercise Price
Issued July 9, 2011	9,000,000	3.77	$0.0330	3,000,000	$0.0330
Issued July 21, 2011	3,000,000	3.81	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	4.05	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	4.30	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	4.46	$0.0010	-	$0.0001
Issued April 16, 2012	1,000,000	4.55	$0.0001	1,000,000	$0.0001
Issued July 1, 2012	1,000,000	3.75	$0.1000	1,000,000	$0.1000
Issued July 16, 2012	1,000,000	4.79	$0.0001	1,000,000	$0.0001
Outstanding at September 30, 2012	19,500,000			13,000,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement - NBN Enterprises, Inc.

On April 25, 2011, the Company entered into an agreement with NBN Enterprises, Inc. (“NBN”), through to May 1, 2013, whereby NBN provides strategic business services to the Company and pays the cost of outside legal counsel who will advise the Company on securities, corporate and contract matters.  The agreement provides for compensation to NBN in the form of issuance of restricted Company common stock equal to 5% of outstanding shares, with anti-dilution protection through the issuance of additional shares through the term and for the succeeding 12 months, and a non-accountable expense allowance of $3,500 per month.

On September 11, 2012, the Company executed an amendment to the NBN agreement which substantially changed the terms for compensation under the original agreement, and made certain other changes, as follows:

(a)	The due and owing, but unissued Company 1,065,226 shares of common stock shall be issued to NBN with a private placement restriction.

(b)	NBN agreed to execute a separate Lock-up Agreement restricting the sale of the above referenced shares of common stock until September 21, 2013.

(c)
The Company and NBN agreed to modify the original agreement whereby the Company is no longer obligated to issue additional or catch-up shares to NBN in order to maintain total aggregate share issuances under original agreement to 5% of outstanding shares of common stock after September 21, 2012, provided that that the Company continues to pay the $3,500 per month payments through May 30, 2013.

During the first nine months of 2012 and 2011, the Company incurred legal expenses of $31,500 and $0, respectively, under this agreement.  The shares of common stock were issued in November 2012.

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

On September 30, 2012, and December 31, 2011 the Company owed the Lender $114,781 and $89,584, respectively. During the first nine months of 2012 and 2011, the Company recorded interest expense of $25,197 and $0, respectively, related to the line of credit.

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

On September 30, 2012 and December 31, 2011, the Company owed Key $0 and $46,863, respectively. During the first nine months of 2012 and 2011, the Company recorded consulting expenses of $140,000 and $80,000 respectively.

On July 18, 2012, the Company executed an amendment to the Key Services, Inc. consulting agreement which settled the accounts payable balance and substantially changed the terms for compensation under the original consulting agreement, and made certain other changes, as follows:

(a)
The Company agreed to settle in full the past due and outstanding obligation for prior consulting fees to the Consultant which aggregated $121,863, at July 18, 2012, by the immediate private issuance of 609,315 shares of the Company’s restricted Common Stock to Consultant.

(b)
The Consultant agreed to execute a separate Lock-up Agreement restricting the related sale of the above referenced Shares for a period of twelve (12) months after the date of expiration of the customary SEC Rule 144 restriction period (normally 6 months).

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

During the first nine months of 2012, the Company issued three Warrants totalling 3,000,000 Shares with a total value of $310,000 as follows:   1,000,000 Shares with value of $70,000 in the first quarter; 1,000,000 Shares with a value of  $160,000 in the second quarter; and 1,000,000 Shares with a value of $80,000 in the third quarter to TMDS under this agreement.  See Note 7, Capital Stock – Common Stock Warrants, for discussion.

e)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives

On March 14, 2012, the Company executed a consulting agreement with Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a six month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement (the “Cash Payments”) and (ii) a signing bonus in the form of immediate issuance of 125,000 shares of the Company’s restricted Common stock (the “Stock Payments”).

On May 3, 2012, the Company and UEI executed a letter of execution (the “Letter of Extension”) of the consulting agreement to extend the payment terms of Cash Payments and Stock Payments from the May 7, 2012 to June 15, 2012.

 On August 15, 2012, the Company and UEI executed Amendment No. 1 to the consulting agreement, whereby the commencement date for the services to be provided by UEI, including the obligation of the Company to pay the monthly compensation to UEI, was amended to reflect a commencement date of September 1, 2012 instead of June 15, 2012.  The shares of Common stock were issued in November 2012.

On November 8, 2012,  the commencement date was extended to December 1, 2012.

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

On October 2, 2012, the Company, through its wholly owned subsidiary, DEDC executed a right of first refusal and option agreement with IWSI PS Plan for both an option to purchase and right of first refusal to purchase CTR.  See Note 11, Subsequent Events, for discussion.

g)	License and Assignment Agreement – R.F.B., LLC

On May 23, 2012, Dynamic Energy IP, LLC, a Delaware corporation, a wholly owned subsidiary of Dynamic Energy Alliance Corporation, a Florida corporation (“DEAC”), entered into a definitive agreement (the “Contract”) with R.F.B., LLC (“RFB”), pursuant to which RFB licensed and assigned to Dynamic Energy LP, a Non-Provisional Patent Application (the “Application”), and the World Wide exclusive right, license and privilege of utilizing certain RFB technology and expertise. In consideration, the Company has an obligation to issue RFB 100,000 shares of the Company’s restricted common when RFB completes certain provisions of the Contract.  On September 13, 2012, RFB completed its contract provisions and the shares of common stock were issued in November 2012.

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
.
On August 17, 2012, the Company and Heartland amended the Agreement, whereby the commencement date for the services to be provided by Heartland was changed to September 1, 2012.  Further, the amendment changed the date that the advisory fee consisting of 250,000 restricted shares of the Company’s restricted common stock (“Stock”) was considered fully earned to the date that Heartland was issued the Stock.  The Company issued the Stock on August 8, 2012.

Note 9.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of September 30, 2012, the Company has net operating losses carried forward of $1,394,248 (December 31, 2011 – $1,022,465) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	As of September 30,
	2012	2011

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(289,606)	$(482,458)
Goodwill impairment	-	680,000
Non-deductible finance costs and other	163,200	327,861
Change in valuation allowance	126,406	-
Income tax provision	$-	$525,402

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	September 30, 2012	December 31, 2011

Net operating loss carryforward	$474,007	$347,638
Total deferred tax assets	474,007	347,368
Less: Valuation allowance	(474,007)	(347,368)

Net deferred tax assets recognized	$-	$-

The Company has approximately $1,394,139 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

Note 10.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments as follows:

a)	Consulting Services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the three months ended September 30, 2012 and 2011, TC gross revenues totalled $14,710 and $56,677, respectively, and during the nine months ended September 30, 2012 and 2011, TC gross revenues totalled $420,189 and $1,550,019, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss)
Consulting services	$(109,442)	$56,124	$171,208	$1,546,178
Recoverable energy	(225,546)	(178,437)	(997,685)	(825,618)
Total	$(334,988)	$(122,313)	$(826,477)	$720,560

Note 11.	SUBSEQUENT EVENTS

a)	Right of First Refusal and Option Agreement - C.C. Crawford Retreading Company, Inc.

On October 2, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy Development Corporation, executed a right of first refusal and option agreement (“Agreement”) with IWSI PS Plan (“IWSI”) for both an option to purchase and a right of first refusal to purchase C.C. Crawford Retreading Company Inc., a Texas corporation (the “Target Company”), a 2,000-ton per year tire reclamation, recycling repair and retreading business, which includes certain assets and liabilities, including real property consisting of 10-acres of commercial land, two (2) buildings consisting of approximately 32,000 sq. ft. in combined space, and a certain amount of tire inventory and storage on the property, located in Ennis, Texas (the “Facility”).

The option to purchase granted to the Company extends for one year from the date of execution, and provides for certain terms and conditions as follows:

1.	An option exercise price equal to $1,032,500, the original purchase price paid by IWSI (the “Option Purchase Price”) with the following adjustments;

2.	A quarterly option payment of $15,000 (the “Option Payment”, payable every 90 days during the Term of this Agreement;

3.	An amount equal to any increased accounts receivable over the Term and amount equal to five percent (5%) per month of the original purchase price paid by IWSI;

4.
All amounts expensed by CTR to advance the business, the amounts paid the Officers as employment bonuses, the closing costs on the original acquisition, and an amount equal to any increase in IWSI’s shareholder equity, less any amounts CTR received from the prior sale of any assets;

5.	Amount equal to any decrease in accounts payable, and a monthly fee of $10,000 per month, accrued monthly, for each month of use of the facility by DEAC and/or its affiliates.

The option is a conditional option in that it may only be exercised if there is no offer outstanding (the “Third Party Offeree”) to buy the Facility.  If an offer is outstanding, then Company must be given notice within 15 days of said offer (the “Offer Notice”), followed by a written offer confirmation within 30 days (the “Offer Confirmation”) verifying available funds and ability of the Third Party Offeree to close. Upon receipt of the Offer Confirmation, the Company must confirm exercise a right of first refusal to purchase the Facility at the original terms of the Agreement, provided Company deposits a nonrefundable 10% earnest money deposit, and closes the purchase within 30 days thereafter.

b)	Non-Binding Letter of Intent – Terpen Kraftig, LLC

On October 10, 2012, the Company (and its wholly owned subsidiary, Dynamic Energy IP Corporation (IP)) executed a non-binding letter of intent with Terpen Kraftig LLC (TKF), a Missouri limited liability company, having an address located at: c/o James Hutchison & Forth, P.C.,111 Westport Plaza, Suite 505, St. Louis, Missouri 63146, contemplating a definitive agreement within 45 days from said letter of intent under which TKF would assign to IP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

The letter of intent sets forth terms for a future definitive agreement that anticipates that the term of the license and assignment to Licensor of the Licensed Technology shall be the greater of (a) twenty-five (25) years, or (b) twenty (20) years from the issuance of the Licensed IP patent(s), whichever is greater, and that compensation payable to TKF from the Company and IP would consist of:

1.
A non-refundable deposit in the amount of $100,000 to secure the exclusivity of the term sheet, payable within 30 days and prior to preparation and execution of the Definitive Agreement, which shall, upon execution of the Definitive Agreement, be allocated towards to costs associated with the purchase of the equipment required to construct a prototype unit (the “Prototype”) of the Licensed Technology.

2.
A payment to Licensor in the amount of Four Hundred Thousand and No/100 Dollars (USD$400,000), on or before December 31, 2012, for the purchase of the equipment required to construct a pilot plant with input of a minimum of 50/gallons per day (the “Pilot Plant”). If Licensee fails to fund the Pilot Plant on or before December 31, 2012, the Licensor shall have the right cancel and rescind the licensing rights of the Licensed IP granted to Licensee under the Definitive Agreement.

3.
A minimum royalty cash payment of Thirty-Five Thousand and No/100 Dollars (USD $35,000) per month, from the date of execution of the Definitive Agreement forward over the term of the license, until and except when the royalty stream exceeds $35,000 per month (the “Minimum Licensing Fee”).

Two of the Company’s Directors, Cronin and Beaver, are officers, directors and shareholders in TKF, the company which would issue the license. As a result, both individuals disclosed their conflict of interest to the Company’s Board of Directors, and the Board of Directors approved the transaction on the terms presented as fair and in the best interests of the Company, with the two conflicted Directors abstaining from the vote.

The letter of intent contains customary warranties and representations and confidentiality provisions, including specific terms which are considered trade secrets, and are therefore not being released.

c)	Change of Address

On November 6, 2012, the Company’s Board of Directors approved the relocation of the Company’s headquarters to 10000 North Central Expressway, Suite 400, Dallas, Texas 75231 from 5100 Poplar Ave., Suite 2700, Memphis, Tennessee 38137.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and nine month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Overview

The Company’s business plan is focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, is currently seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable fuel and carbon products (hereinafter referred to as “plants”).  Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

The Company proposes to develop a full cycle process plant for converting discarded tires to saleable fuel and carbon products. To accomplish this plan and other milestones, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2012 and early 2013, as one of its initial milestones. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market.  Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).   Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products.  The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis.  As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2.5 and $5.0 million in equity from restricted stock sales or other acceptable financing options over the next 6-12 month period beginning in the fourth quarter of 2012 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital beyond the first 6 months of operations, if at least $2.5 million has not been raised by the end of such period, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

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

Results from Operations

Our operating results for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$14,710	$56,677	$420,189	$1,550,019
Operating expenses	349,698	178,990	1,246,666	829,459
Net operating loss	$(334,988)	$(122,313)	$(826,477)	$720,560

Revenue represents TC commission revenues earned after Merger on March 9, 2011, from a management service agreement that the TC had in place prior to the merger.   The decrease in 2012 is primarily due to the decrease in new business activity since the business was acquired in 2011.

Operating Expenses

Our expenses for the three and nine months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Project development costs	$2,845	$56,548	$183,829	$56,548
Consulting services	100,000	47,079	450,000	59,720
General and administrative expenses	246,853	75,363	612,837	713,191
Total Expenses	$349,698	$178,990	$1,246,666	$829,459

The decrease in project development costs from the third quarter of 2011 to third quarter 2012, and the increase from the nine months ended September 20, 2011 to the same period ended September 30, 2012,  is primarily due to project activities related to investigation and design of proto-type equipment that started in third quarter of 2011 and continued through the second quarter of 2012.  The increases in consulting services during the third quarter of 2012, and for the nine months September 30, 2012, as compared to the third quarter of 2011 and the nine months ended September 30, 2011, are primarily due to warrants issued under consulting agreements that took effect after the third quarter of 2011.  The increase in general and administrative expenses from the third quarter of 2011 to the third quarter 2012 is primarily due to increase in public company related costs, such as accounting, auditing, legal and investor related activities. General and administrative expenses in the first three quarters of 2011 included merger related costs.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $2,108 and our working capital deficit is $1,511,223.  During the nine-month period ended September 30, 2012, we generated revenues of $420,189 and have a net loss of $851,783.  As of September 30, 2012, we have a cumulative net loss of $5,797,392.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)

Current assets	$2,108	$7,652
Current liabilities	1,513,331	1,307,613
Working capital deficit	$(1,511,223)	$(1,299,961)

Cash Flows

	Nine Months Ended September 30,
	2012	2012

Net cash provided by (used in) operating activities	$(24,492)	$1,235,523
Net cash provided by (used in) financing activities	18,948	(1,235,977)
Net decrease in cash	$(5,544)	$(454)

Cash Flows - Operating Activities

Cash used in operating activities of $24,492 in the nine months ended September 30, 2012 is primarily due to net operating loss of $851,674, offset by non-cash warrants issued for services in the same period of $518,550 and an increase in accounts payable and accrued expenses of $295,436.  Cash provided by operating activities in the nine months ended September 30, 2011 is primarily due to net operating loss of $2,841,907, offset by non-cash impairment loss on intangibles of $2,000,000, financing charge on warrants of $964,297 and non-cash consulting expenses of $548,000 and 1,235,523 and non-cash warrants issued for services of $548,000, and an increase in loans payable and accounts payable and accrued expenses of 364,617.

Cash Flows - Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2012 is primarily due to $18,948 cash received from contingent consideration. Cash used in financing activities in 2011 is primarily due to cash payments towards contingent consideration of $1,431,768.

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

In the three and nine months ended September  30, 2012, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011.  As of September 30, 2012, we had an accumulated deficit of $5,797,392 and cash on hand of $2,108. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable.  The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are currently dependent on external financing, the source of which is uncertain

Currently, we are dependent upon external financing to fund implementation of our business plan. We estimate that within the next 12 months we will need $2,500,000 to implement the first 6-12 months of our business plan, including, but not limited to, project acquisitions, engineering, and development and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).  We will also need to negotiate, joint venture arrangements and/or other financing arrangements to provide capital for development, construction and initial operation of our first plant, which we estimate will cost approximately $15,000,000 to build out and establish commercial operations. We do not have such capital available at this date. It is imperative that we receive this external financing to implement our business plan and to finance start-up operations. New capital may not be available, adequate funds may not be sufficient to implement our business plan, or capital may not be available when needed or on commercially reasonable terms.  Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our efforts to implement our business plan and could jeopardize our ability to continue in business.

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

As of September 30, 2012, we had an accumulated deficit of $5,797,392.  We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems.  Success in implementing this business plan and thereby generating   revenues is highly uncertain.  We expect to continue to devote available resources to implement our business plan.  As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

Risks Associated with Control of Our Company through Outstanding Preferred Stock.

Our Capital Structure as currently evolved places effective control of Certain Significant Decisions in the hands of four Series A Convertible Preferred Shareholders

We currently have outstanding 9,327,784 shares of Series A Convertible Preferred Stock, which is held by four shareholders as follows (hereinafter the “Series A Shareholders”):

Charles R. Cronin	5,301,535 Shares
James Michael Whitfield	1,618,484 Shares
Harvey Dale Cheek	1,900,643 Shares
Dr. Earl Beaver	507,122 Shares

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
10.1
Share Exchange Agreement, dated March 9, 2011, by and among Dynamic Energy Development Corporation, Mammatech Corporation and Verdad Telecom (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2010).

10.2	Share Purchase Agreement Dated July 9, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated July 14, 2010)
10.3
Amendment to Share Purchase Agreement, dated July 23, 2010 by and between the Company and Verdad Telecom, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated July 27, 2010)

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated, July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q , dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated, April 5, 2012)
10.17	Definitive Agreement – R.F.B., LLC (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated, May 24, 2012)
10.18
Amendment No.1 to the Project Location and Consulting Agreement and Mutual Indemnification and Release Agreement (incorporated by reference to Exhibit 9.01of the Company's Form 8-K, dated July 31, 2012)

10.19
Amendment No.1 to the Consulting Agreement – Undiscovered Equities Inc., dated August 15, 2012 (incorporated by reference by reference to Exhibit 10.19 of the Company’s Form 10-Q, dated August 20, 2012)

10.20	Amendment No.1 to Corporate Advisory Agreement - Heartland Capital Markets, LLC, dated August 17, 2012 (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-Q, dated August 20, 2012)
10.21
Right of first refusal and option agreement to purchase C.C. Crawford Retreading Company, Inc. with IWSI PS Plan, dated October 2, 2012 (incorporated by reference to Exhibit 9.01 of the Company’s Form 8-K, dated October 2, 2012)

10.22
Non-binding letter of intent with Terpen Kraftig, LLC contemplating a definitive agreement, dated October 10, 2012 (incorporated by reference to Exhibit 9.01 of the Company’s Form 8-K, dated October 10, 2012)

10.23
Change of Address for  relocation of the Company’s headquarters to 10000 North Central Expressway, Suite 400, Dallas, Texas 75231 (incorporated by reference to the Company’s Form 8-K, dated November 6, 2012)

21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2011).
101**	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: November 14, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: November 14, 2012	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)