Form 10-K
period 2012-12-31
Dynamic Energy Alliance Corp
filed 2013-04-16
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number: 0-11050

DYNAMIC ENERGY ALLIANCE CORPORATION
 (formerly MAMMATECH CORPORATION)
(Exact name of registrant as specified in its charter)

FLORIDA	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10000 N. Central Expressway, Suite 400 Dallas, TX	75231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(214) 838-2678

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2012, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,943,000.

As of April 15, 2013, 82,508,825 shares of the common stock of the registrant were outstanding.

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

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, Mammatech and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of Mammatech and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011. The Company’s new trading symbol, DEAC, became effective in December 2011.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has a business plan to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

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

Business Plan

The Company’s business plan is focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, is currently seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

The Company proposes to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2013 and early 2014, as one of its initial milestones. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).  Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

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

Our business began recording revenues in first quarter 2011. As of December 31, 2012, we had an accumulated deficit of $5,995,557 and cash on hand of $592. A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable. The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses, fail to achieve profitability, or are unable to locate additional capital on commercially reasonable terms to implement our business plans, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2012 and 2011. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. Our business plans may not be successful in addressing these issues. If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company.

We are currently dependent on external financing, the source of which is uncertain.

Currently, we are dependent upon external financing to fund implementation of our business plan. We estimate that over the next 12 months we will need $2,500,000 to $5,000,000 to implement our business plan, including, but not limited to, project acquisitions, engineering, and development and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing). We will also need to negotiate, joint venture arrangements and/or other financing arrangements to provide capital for development, construction and initial operation of our first plant, which we estimate will cost approximately $15,000,000 to build out and establish commercial operations. We do not have such capital available at this date. It is imperative that we receive this external financing to implement our business plan and to finance start-up operations. New capital may not be available, adequate funds may not be sufficient to implement our business plan, or capital may not be available when needed or on commercially reasonable terms. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our efforts to implement our business plan and could jeopardize our ability to continue in business.

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

We anticipate that we will require up to approximately $2,500,000 to fund continued operations for the next twelve months, depending on revenue, if any, from operations. Additional capital will be required to effectively support the operations and to otherwise implement an overall business strategy. This is in addition to substantial additional capital we are proposing to raise from local joint venture partners and other financing participants on a project-by-project basis. We currently do not have any contracts or commitments for additional financing or for plant project joint ventures. There can be no assurance that financing will be available in required amounts or on commercially reasonable terms. The inability to obtain additional capital will restrict our ability to implement our business plan. If we are unable to obtain additional financing, we will likely be required to cease activities. Any additional equity financing which involves the sale of our corporate securities may involve substantial dilution to then existing shareholders, while participation arrangements in joint ventures and other arrangements will dilute the ownership interest in, and profit potential of each plant, since the ownership and fruits of plant operation will have to be shared among participating capital sources.

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

Our success depends to a significant extent upon the continued services of our current executive personnel and key consultants, including specifically James Michael Whitfield, Charles R. Cronin, Jr. and Tracy Williams. The loss of the services of any of these key persons could have a material adverse effect on our growth, revenues, and prospective business. None of these individuals currently have employment agreements and are paid compensation and they could leave us with little or no prior notice. We do not have “key person” life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our recoverable energy, and we may face challenges hiring and retaining these types of employees.

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

As of December 31, 2012, we had an accumulated deficit of $5,995,557. We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems. Success in implementing this business plan and thereby generating  revenues is highly uncertain. We expect to continue to devote available resources to implement our business plan. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

The conversion of waste products and materials to energy and alternative new products is becoming an increasingly competitive business. We will compete against several companies seeking to address the conversion of low cost scrap tires into renewable synthetic oil and consumer products. Competitors with greater access to financial resources may enter our proposed markets and compete with us. Many of our competitors will have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. We do not have any research and development underway, relying instead on a combination of current state of the art technology for the initial plants we propose to develop, build and operate, while other competitors have established budgets for such R&D. Established competitors, who have substantially greater financial resources and longer operating histories than us, are able to engage in more substantial marketing and promotion and attract a greater number of joint venture opportunities for the development, construction and operation of plants. In the event that we are not able to compete successfully, our business will be adversely affected and competition may make it more difficult for us to raise capital, establish joint ventures for plant development and implement our business plan.

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

Risks Associated with Control of Our Company through Outstanding Preferred Stock.

Our Capital Structure as currently evolved places effective control of Certain Significant Decisions in the hands of four Series A Convertible Preferred Shareholders

We currently have outstanding 11,453,804 shares of Series A Convertible Preferred Stock, which is held by four shareholders as follows (hereinafter the “Series A Shareholders”):

Charles R. Cronin	7,382,764 Shares
James Michael Whitfield	1,636,490 Shares
Harvey Dale Cheek	1,921,787 Shares
Dr. Earl Beaver	512,763 Shares

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company’s offices are located at 10000 N. Central Expressway, Suite 400, Dallas, TX 75231. These offices are leased by the Company.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is quoted in the Over-the-Counter Bulletin Board. From February 1983, through December 1985, there had been an established trading market on NASDAQ for the Company's common stock. However, in mid-December 1985, the Company's common stock was de-listed by NASDAQ. The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol DEAC-OB.

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2012:
First Quarter	$0.30	$0.05
Second Quarter	$0.19	$0.09
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.09	$0.04

Fiscal year ended December 31, 2011:
First Quarter	$0.15	$0.02
Second Quarter	$0.37	$0.01
Third Quarter	$0.38	$0.02
Fourth Quarter	$0.25	$0.01

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

As of December 31, 2012, there are approximately 4,800 shareholders of record, including beneficial holders of the Company’s common stock, with 82,508,825 shares outstanding.

The Company had no Common shares in treasury stock as of December 31, 2012.

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

Debt Securities

On July 9, 2011, the Board of Directors of the Company approved and executed a debt agreement with a related party, Charles R. Cronin, a director of the Company (the “Lender”), whereby, the Lender established, for a period extending to December 31, 2011, a revolving line of credit (“LOC - Cronin”) for the Company in the principal amount of $100,000, bearing interest at 15% per annum and payable, with accumulated interest, December 31, 2011. The LOC – Cronin was increased to $200,000 in September 2011, and further increased to $300,000 in October 2011.  As of December 31, 2012 and 2011, the Company owed the Lender a total of $119,139 and $89,584, respectively. The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment. Without funds to settle this obligation or obtaining consent from the Lender to defer payment of the amount owing, the Lender has the right to demand payment from the Company.

Stock Purchase Warrants

At December 31, 2012, the Company has issued nine warrants for the purchase of 20,500,000 shares of common stock as follows:

	Description	Number of Shares of Stock to be Issued on Exercise of Warrants	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Available for Future Issuance under Agreement

(1)	Warrants related to the Line of Credit established with a related party, Charles R. Cronin, a director of the Company, dated July 9, 2011, for the purchase of 9,000,000 shares of common shares an exercise price of $0.033 per share, expiring on the fourth anniversary date from the date of issuance.	9,000,000	$0.0330	-

(2)	Warrants related to TMDS, LLC, a company controlled by a director of the Company, consulting agreement, dated July 9, 2011, for the purchase of 1,000,000 shares of common stock, at an exercise price of $0.0001 per share, expiring on the fourth anniversary dated from the date of issuance, issuable every ninety days over the term of the agreement for a total of 25 million warrants.	10,000,000	$0.0001	15,000,000

(3)	Warrant to former Chief Financial Officer related to Board Resolution, dated March 17, 2011, for the purchase of 500,000 shares of common stock at an exercise price of $0.001 per share, exercisable after twelve months from the date of issuance, with term expiring on the fifth anniversary date from the date of issuance.	500,000	$0.0010	-

(4)	Warrant related to consulting agreement with outside consultant, dated January 1, 2012, for the purchase of 3,000,000 shares of common stock, at an exercise price of $0.10 per share for 1,000,000 shares; $0.20 per share for 1,000,000 shares and $0.30 per share for 1,000,000 shares, expiring on the fourth anniversary date from the date of issuance.	1,000,000	$0.2000	2,000,000
	Total	20,500,000	$0.0243	17,000,000

Recent Sales of Unregistered Securities

As part of the merger (acquisition) transaction completed on March 16, 2011, we issued 17,622,692 shares of the common stock of the Company, $.00003 par value per share, to the shareholders of Dynamic Energy Development Corporation in a share exchange on a one for one basis. Subsequently, Verdad Telecom returned 44,786,188 shares of common stock in the Company, $.00003 par value per share, in exchange for a cash payment of $322,000 (the “Purchase Price”). This transaction closed on March 10, 2011. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a) (10) of the Securities Act.

On December 31, 2012, the Company recorded a liability to issue 126,020 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

The issuance of the Preferred Shares to the parties referenced above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. The Company made this determination based on the representations of from the parties referenced above, that said parties were “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that said parties was acquiring the Preferred Shares for investment purposes for its own accounts and not as nominee or agent, and not with a view to the resale or distribution thereof, and that said parties understood that the Preferred Shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom. The Company has treated the above Series A Convertible Preferred Shares as issued effective December 31, 2012.

Item 6. Selected Financial Data.

As a "smaller reporting company" as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

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

Company Overview and History

Dynamic Energy Alliance Corporation (“DEAC”) was formerly Mammatech Corporation (“MAMM”) (or the “Company”), and was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, Mammatech and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of Mammatech and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. (See Merger Acquisition by way of Share Exchange discussion below.) The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011. The Company’s new trading symbol, DEAC, became effective in December 2011.

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

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, a privately held corporation, with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Development Corporation, a Delaware corporation. This company was then merged with the Company. The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed. Following the Merger, the Company abandoned its prior business and concurrently adopted DEDC’s business plan as its principal business. In addition, the director and officer of MAMM were replaced by the directors and officers of DEDC.

Plan of Operations

The Company’s business plan is focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, is currently seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

The Company proposes to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2012 and early 2013, as one of its initial milestones. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).  Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2,500,000 and $5,000,000 in equity from restricted stock sales or other acceptable financing options over the 12 month period beginning in the first quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital for the first 6 months of operations, if at least $2.5 million has not been raised by the end of such period, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

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

In our 2011 Form 10-K/A, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the years 2012 and 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal periods, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2012, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended December 31, 2011 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the years ended December 31, 2012 and 2011, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2012 and 2011, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Recently Issued Accounting Pronouncements

Refer to Note 5. Summary of Significant Accounting policies to the financial statements for a complete description of recent accounting pronouncements.

Results from Operations

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011
Revenue	$420,189	$1,580,302
Operating expenses	1,437,467	1,399,354
Net operating (loss) income	$(1,017,278)	$180,948

Revenue represents TC commission revenues earned after Merger on March 9, 2011from a management service agreement that the TC had in place prior to the merger.  The decrease in 2012 is primarily due to the decrease in new business activity since the business was acquired in 2011.

Operating Expenses

Our expenses for the years ended December 31, 2012 and 2011 are outlined in the table below:

	Twelve Months Ended December 31,
	2012	2011
Project development costs	$119,229	$338,338
Consulting services	597,221	408,506
General and administrative expenses	721,017	652,510
Total Expenses	$1,437,467	$1,399,354

The decrease in project development costs from 2011 to 2012 is primarily due to project activities related to investigation and design of proto-type equipment that started in third quarter of 2011 and continued through the second quarter of 2012. The increase in consulting services from 2011 to 2012 are primarily due to warrants issued under consulting agreements that took effect after the end of 2011. The increase in general and administrative expenses from 2011 to 2012 is primarily due to increase in public company related costs, such as accounting, auditing, legal and investor related activities. General and administrative expenses in 2011 included merger related costs.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $592 and our working capital deficit is $1,606,502. During the year ended December 31, 2012, we generated revenues of $420,189 and have a net loss of $1,049,948. As of December 31, 2012, we have a cumulative net loss of $5,995,557.  We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of December 31, 2012	As of December 31, 2011

Current assets	$592	$7,652
Current liabilities	1,607,094	1,307,613
Working capital deficit	$(1,606,502)	$(1,299,961)

Cash Flows

	Twelve Months Ended December 31,
	2012	2012

Net cash provided by (used in) operating activities	$(26,008)	$811,492
Net cash provided by (used in) financing activities	18,948	(807,795)
Net (decrease) increase in cash	$(7,060)	$3,697

Cash Flows - Operating Activities

Cash used in operating activities of $26,008 in the year ended December 31, 2012 is primarily due to net loss of $1,049,948, offset by non-cash warrant expenses for consulting services of $570,000, other non-cash consulting expenses of $173,408 and an increase in accounts payable and accrued expenses of $264,727. Cash provided by operating activities in the year ended December 31, 2011 is primarily due to net loss of $3,503,904, offset by non-cash impairment loss on intangibles of $2,000,000, non-cash warrant expenses of $1,624,052 and non-cash consulting expenses of $779,040.

Cash Flows - Financing Activities

Cash provided by financing activities in the year ended December 31, 2012 is due to $18,948 cash received from contingent consideration. Cash used in financing activities in the year ended December 31, 2011primarily due to cash payments towards contingent consideration of $1,003,586.

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

Management believes that we may generate more sales revenue within the next 12 months, but that these sales revenues will not satisfy our cash requirements to implement our business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

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

The Company and has a cumulative net loss of $5,995,557. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,500,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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
DECEMBER 31, 2012 AND 2011

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynamic Energy Alliance Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Energy Alliance Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Energy Alliance Corporation and subsidiary as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $5,995,557 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
April 15, 2013

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS
Current
Cash	$592	$7,652
Total Assets	$592	$7,652

LIABILITIES
Current
Accounts payable and accrued expenses	$470,843	$159,252
Accrued expensed payable to related parties	-	46,863
Income taxes payable	1,750	15,500
Loans payable to a related party	119,139	89,584
Contingent consideration payable to related party	1,015,362	996,414
Total Liabilities	1,607,094	1,307,613

STOCKHOLDERS' DEFICIT
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001 (Note 1 below.)
Common stock: 300,000,000 shares authorized, par value: $0.00003 (Note 1 below.)
Issued and Outstanding:
Preferred stock: 11,453,804 shares	1,145	773
Common stock: 82,508,825 shares	3,075	2,710
Additional paid-in capital (Note 2 below)	4,384,835	3,642,165
Accumulated deficit	(5,995,557)	(4,945,609)
Total Stockholders’ Deficit	(1,606,502)	(1,299,961)

Total Liabilities and Stockholders’ Deficit	$592	$7,652

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

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenue	$420,189	$1,580,302
Cost of revenue	-	-
Gross profit	420,189	1,580,302

Operating expenses
Project development costs	119,229	338,338
Consulting services	597,221	408,506
General and administrative expenses	721,017	652,510
	1,437,467	1,399,354
Net operating (loss) income	(1,017,278)	180,948

Other Expenses
Impairment loss on intangibles	-	2,000,000
Interest expense	34,098	45,300
Financing charges	-	1,624,052
Other	322	-
Total other expenses	34,420	3,669,352

Loss before income taxes	(1,051,698)	(3,488,404)
Income tax (benefit) expense	(1,750)	15,500
Net loss	$(1,049,948)	$(3,503,904)

Basic and fully diluted loss per share	$(0.01)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted (Note 1)	81,756,822	64,218,655

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

 DYNAMIC ENERGY ALLIANCE CORPORATION
 (Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares (2)	Amount	Capital	Deficit	Deficit
Balance, June 30, 2010 (Inception)	-	$-	-	$-	-	$-	$-
Issuance of common stock	-	-	30,000	1	99	-	100
Net loss for the period	-	-	-	-	-	(1,142,613)	(1,142,613)
Balance, December 31, 2010 (Note 1 below)	-	-	30,000	1	99	(1,142,613)	(1,142,513)
Private company common shares issued in shares exchange	-	-	45,110,076	1,504	(1,504)	-	-
Recapitalization	-	-	22,871,100	762	(322,762)	-	(322,000)
Additional paid-in capital adjustment to accumulated deficit	-	-	-	-	299,092	(299,092)	-
Common shares issued to debenture holder	-	-	6,000,000	200	(200)	-	-
Common share for debt exchange	-	-	1,728,000	58	274,942	-	275,000
Adjustment of settlement of debt for shares	-	-	-	-	199,084	-	199,084
Common shares issued for services	-	-	3,000,000	100	119,900	-	120,000
Common shares issued for services (under anti-dilutive provision agreement)	-	-	1,065,226	36	31,919	-	31,955
Unexchanged common shares from forward stock split	-	-	5,193	-	-	-	-
Issuance of warrants as consideration of line of credit	-	-	-	-	1,624,052	-	1,624,052
Common shares issued in exchange for debenture indebtedness	-	-	1,494,915	50	271,750	-	271,800
Preferred shares issued in exchange for debenture indebtedness	7,732,824	773	-	-	1,145,792	-	1,146,565
Net loss for the year	-	-	-	-	-	(3,503,904)	(3,503,904)
Balance, December 31, 2011	7,732,824	773	81,304,510	2,710	3,642,165	(4,945,609)	(1,299,961)
Issuance of warrants	-	-	-	-	570,000	-	570,000
Issuance of common stock			1,204,315	365	172,670	-	173,035
Issuance of preferred stock	2,500,000	250	-	-	-	-	250
Dilutive issuance	1,220,980	122	-	-	-	-	122
Net loss for the period	-	-	-	-	-	(1,049,948)	(1,049,948)
Balance, December 31, 2012	11,453,804	$1,145	82,508,825	$3,075	4,384,835	$(5,995,557)	$(1,606,502)

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

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Operating Activities:
Net loss	$(1,049,948)	$(3,503,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash consulting expenses	173,408	779,040
Impairment loss on intangible assets	-	2,000,000
Warrants issued for services	570,000	1,624,052
Operating Assets and Liabilities:
Accounts payable and accrued expenses	264,727	(192,780)
Income taxes payable	(13,750)	15,500
Loans payable to related parties	29,555	89,584
Net cash (used in) provided by operating activities	(26,008)	811,492
Financing Activities:
Shares acquired and returned to treasury	-	(322,000)
Cash received from (paid on ) contingent consideration	18,948	(1,003,586)
Proceeds from convertible debentures	-	240,400
Cash received from reverse merger	-	277,391
Net cash provided by (used in) financing activities	18,948	(807,795)
Net (decrease) increase in cash	(7,060)	3,697
Cash at beginning of period	7,652	3,955
Cash at end of period	$592	$7,652
Supplemental disclosure:
Income taxes paid	$12,025	$-
Interest paid	$-	$-
Non-cash financing activities:
Common stock issued upon reverse merger	-	$2,266
6,000,000 shares of common stock issued to debenture holder	-	$200
1,728,000 shares of common stock issued in settlement of debt	-	$275,000
Debenture issued for non-cash consideration	-	$426,600
4,065,226 shares of common stock issued for services	-	$151,955
1,494,909 shares of common stock issued in settlement of convertible debentures payable	-	$271,800
7,732,824 shares of preferred stock issued in settlement of debt	-	$1,146,565

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly MAMMATECH CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 1.	DESCRIPTION OF BUSINESS

Dynamic Energy Alliance Corporation (“DEAC”) was formerly Mammatech Corporation (“MAMM”) (or the “Company”), and was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.  From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment.  On March 9, 2011, Mammatech and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of Mammatech and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. The fiscal year end of the Company was changed to December 31 from August 31.  The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011.  The Company’s new trading symbol, DEAC, became effective in December 2011.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has a business plan to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

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

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger acquisition transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, a privately held corporation, with DEDC becoming a wholly-owned subsidiary of the Company. All of the shares of DEDC were transferred to Dynamic Energy Development Corporation, a Delaware corporation. This company was then merged with the Company. The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed.  Following the Merger, the Company abandoned its prior business and concurrently adopted DEDC’s business plan as its principal business.  In addition, the director and officer of MAMM were replaced by the directors and officers of DEDC.

Note 2.	GOING CONCERN

Since inception, the Company has a cumulative net loss of $5,995,557. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2012, the Company has generated revenue in the amount of $420,189. Management has continued to manage its costs for 2012 to ensure appropriate funding is on hand for its operation. If the Company's 2013 projections are not met, the company will be required to decrease expenses and raise additional equity and/or debt financing, which may not be available at commercially reasonable terms, if at all.

Note 3.	MERGER WITH DYNAMIC ENERGY DEVELOPMENT CORPORATATION

(a)	Description of the Merger

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

On March 9, 2011, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to a Stock Purchase Agreement between a director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively.  The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

Through December 31, 2012, TC gross revenues under the Stock Purchase Agreement totalled approximately $2,000,000.  Through December 31, 2012, payments of the purchase price, net of refunds, totalled $984,638.  At December 31, 2012, contingent consideration payable is $1,015,362.  Under an amended payment schedule, the contingent consideration owing is due December 15, 2012.  The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment. Without funds to settle this obligation or obtaining consent from the Director to defer payment of the amount owing, the Director has the right to demand payment from the Company.

Note 5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting.  All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the years ended December 31, 2012 and 2011, total development costs amounted to $119,229 and $338,338, respectively.  At December 31, 2012 and December 31, 2011, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At December 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

The fair value of the Company's cash, accounts payable, and accrued expenses approximate carrying value because of the short-term nature of these items.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of December 31, 2012 and December 31, 2011, there were no outstanding dilutive securities.

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

The Company does not have any unrecognized tax benefits as of December 31, 2012 and December 31, 2011 that, if recognized, would affect the Company's effective income tax rate.  The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2012 and December 31, 2011.

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

Not Adopted -
In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The accounting update is effective for annual periods beginning on or after January 1, 2013. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its consolidated financial position and results of operations.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its consolidated financial position and results of operations.

Note 6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

a)	Loans payable to related party - Cronin – LOC

The amounts due to a related party at December 31, 2012 and 2011 of $119,139 and $89,584, respectively, represent an unsecured promissory note (“Cronin - LOC”) due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and payable, with accumulated interest, and due December 31, 2011.  The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company.

In conjunction with the execution of the Cronin - LOC, the Company issued a Warrant to the shareholder and director for the purchase of 9,000,000 shares of common stock in July 2011.

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

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement are disbursed to Director.  All cash management services, pertaining to the revenues generated by TC under the Agency Agreement are managed by the Director directly from an escrow account, including deposits of revenues and payment disbursements to the Director. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.  Contingent consideration is payable based on a payment schedule, as amended, as follows:

-	Payment one: the first $900,000 of gross revenues paid on receipt;

-	Payment two: the next $115,944 of gross revenues paid at the later of 90 days of receipt or June 30, 2012;

-
Payment three:  the next $984,056 of gross revenues paid at the later of 90 days of receipt or December 15, 2012.

The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from the Director to defer payment of the amount owing, the Director has the right to demand payment from the Company.

For the years ended December 31, 2012 and 2011, TC gross revenues totalled $420,189 and $1,580,302, respectively.  Through December 31, 2012, TC gross revenues under the TC Stock Purchase Agreement totalled approximately $2,000,000.

Through December 31, payments, net of refunds, made to Director totalled $984,638.  At December 31, 2012 and 2011, contingent consideration payable to Director is $1,015,362 and $996,414, respectively, as follows:

	As of December 31, 2012	As of December 31, 2011

Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	984,638	1,003,586
	$1,015,362	$996,414

c)	Assignment and Assumption Agreement and Right of First Refusal and Option Agreement – IWSI PS Plan

On June 1, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into an assignment and assumption agreement (“Assignment Agreement”) with IWSI PS Plan, an entity controlled by Charles R. Cronin, Jr., a shareholder and director of the Company, and C.C. Crawford Retreading Company, Inc. (“CTR”), pursuant to which DEDC assigned its rights to acquire CTR to IWSI PS Plan (“IWSI PS”).   On March 20, 2012, DEDC had entered into a stock purchase agreement with CTR in which DEDC agreed to acquire 100% of the issued and outstanding common shares of CTR.  See Note 8. Commitments and Contractual Obligations – Stock Purchase Agreement - C.C. Crawford Retreading Company, Inc., for discussion.

On October 2, 2012, the DEDC executed a right of first refusal and option agreement (“Right of First Refusal”) with IWSI PS Plan for both an option to purchase and right of first refusal to purchase CTR.

The option to purchase granted to the DEDC extends for one year from the date of execution, and provides for certain terms and conditions as follows:

1.	An option exercise price equal to $1,032,500, the original purchase price paid by IWSI PS (the “Option Purchase Price”) with the following adjustments;

2.	A quarterly option payment of $15,000 (the “Option Payment”) , payable every 90 days during the Term of this Agreement;

3.	An amount equal to any increased accounts receivable over the Term and amount equal to five percent (5%) per month of the original purchase price paid by IWSI PS;

4.
All amounts expensed by CTR to advance the business, including tire pyrolysis, the amounts paid the Officers as employment bonuses, the closing costs on the original acquisition, and an amount equal to any increase in IWSI PS shareholder equity, less any amounts CTR received from the prior sale of any assets;

5.	Amount equal to any decrease in accounts payable, and a monthly fee of $10,000 per month, accrued monthly, for each month of use of the facility by DEAC and/or its affiliates.

After 180 days from the date of execution of the Assignment Agreement, if IWSI PS receives a bona fide offer or enters into a purchase agreement with a Third Party Offeree to purchase CTR and DEDC fails to execute the Right of First Refusal, then the Right of First Refusal is terminated.

The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from IWSI PS to defer payment of the amount owing, IWSI PS has the right to terminate its agreement with the Company.

d)	Non-Binding Letter of Intent – Terpen Kraftig LLC

On October 10, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy IP Corporation (“DEIP”), executed a Non-Binding Letter of Intent (LOI) with Terpen Kraftig LLC (TK), a company managed by two of the Company’s Directors, Charles R. Cronin, Jr. and Dr. Earl Beaver, contemplating a definitive agreement within 45 days from said letter of intent under which TK would assign to DEIP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

The LOI sets forth terms for a future definitive agreement that anticipates that the term of the license and assignment to Licensor of the Licensed Technology shall be the greater of (a) twenty-five (25) years, or (b) twenty (20) years from the issuance of the Licensed IP patent(s), whichever is greater, and that compensation payable to TK from the Company and DEIP would consist of:

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

The LOI contains customary warranties and representations and confidentiality provisions, including specific terms which are considered trade secrets, and are therefore not being released.

The Company is still seeking funding and is in default on this agreement due to non-payment.  Without funds to secure the exclusivity of the term sheet or obtaining consent from TK to defer payment of the amount required, TK has the right to terminate its agreement with the Company. The Definite Agreement is still being negotiated.

e)	Transactions in Normal Course of Operations with Related Parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(i)
Consulting Agreement- Key Services, Inc. – The Company incurred expenses for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings   (“Consultant”) for the years ended December 31, 2012 and 2011, in the amount of $140,000 and $140,000,  respectively.   At December 31, 2012 and 2011, the Company has an accounts payable balance of $0 and $46,863, respectively, to this related party.   In July 2012, the consulting services agreement was amended and the accounts payable was settled in full.  See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. (“NBN”) – The Company incurred expenses for strategic business and legal services provided by a company related through common shareholdings - for the years ended December 31, 2012 and 2011, in the amount of $42,000 and $10,500, respectively.  At December 31, 2012 and 2011, the Company has an accounts payable balance of $10,500 and $0, respectively, to this related party.  In addition, at December 31, 2011, the Company recorded $31,957 of expenses related to the issuance of 1,065,226 shares of common stock to NBN under an anti-dilution provision in NBN’s original strategic and legal services agreement.  See Note 8, Commitments and Contractual Obligations, for discussion.

(iii)	Consulting Agreement - TMDS, LLC – On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), an entity controlled by a director and shareholder of the Company. Under the consulting agreement, TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future. The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 1,000,000 shares of restricted common stock of the Company (“Shares”) every 90 days, exercisable at $0.0001 per share, with an exercise term of five (5) years from the date of each issuance. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

During the years ended December 31, 2012 and 2011, the Company recorded the issuance of four Warrants totalling 4,000,000 shares of common stock, valued at $400,000, and two Warrants totalling 6,000,000 shares of common stock, valued at $659,755, respectively, to TMDS under this agreement.  As of December 31, 2012 and 2011, the Company was obligated to issue six Warrants totalling 10,000,000 shares of common stock and two Warrants totalling 6,000,000 shares of common stocks, respectively, to TDMS under this agreement, in addition to  a Warrant of  1,000,000 shares of common stock every 90 days for a total of five (5) years.   See Note 7, Capital Stock – Common Stock Warrants, for discussion.

(iv)	Industry Consulting and Nondisclosure Agreement - Practical Sustainability - On May 25, 2012, Dynamic Energy Development Company, LLC (“DEDC”), a wholly owned subsidiary of Dynamic Energy Alliance Corporation, modified a prior agreement, Industry Consulting and Nondisclosure Agreement (“ICNA”), with Practical Sustainability, LLC (“PS”), an entity controlled by Dr. Earl Beaver, a director of the Company, dated November 19, 2010, whereby services and compensation were amended to reflect PS’s role that was effective March 1, 2011. Changes under the amended agreement include:

-
Nature of Services:  Development of Life Cycle Analysis Models, Research of Government Information on Technology for Tire Pyrolysis Oil, Analysis of various tire pyrolysis operations, evaluation of the marketability of tire pyrolysis oil and carbon black produced by vendors of tire pyrolysis processes, participation in the development of the roll-out plan for tire pyrolysis plants, participation on the analysis of vended solutions of the manufacturing of tire pyrolysis plants.  Analysis of fuels produced by third party propriety processed that reportedly produce gasoline, diesel, jet fuel and other similar fuels for the use in combustion engines.  Provide and manage a central laboratory for DEDC or its parent.

-	Compensation: The Company or DEDC shall pay to PS a flat fee of $5,000 per month. Compensation has been paid through January 2012.

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012 and there are no obligations due PS as of December 31, 2012.

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

Issued and Outstanding

Preferred Stock

At December 31, 2012 and 2011, shares of preferred stock issued and outstanding totalled 11,453,804 and 7,732,824, respectively.

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

On October 2, 2012, the Company issued a total of 2,000,000 shares of series A convertible preferred stock, at par value of $0.0001 per share, to one director of the Company, in conjunction with the execution of the C.C Crawford Option Agreement.

During 2012, the Company issued 1,220,980 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

Common Stock

At December 31, 2012 and 2011, shares of common stock issued and outstanding totalled 82,508,825 and 81,304,510, respectively.

During the year ended December 31, 2012, the Company issued 1,204,315 shares of common stock as follows:

-	On July 18, 2012 issued 609,315 Shares to Key Services, Inc. (‘Key Services”), valued at $121,862, for settlement of accounts payable balance per amendment to Key Services’ consulting agreement;

-
On August 8, 2012, issued 250,000 Shares to Heartland Capital Markets, LLC (“Heartland”), valued at $15,000, for corporate advisory services per amendment to Heartland’s corporate advisory services agreement;

-	On August 15, 2012, issued 125,000 Shares to Undiscovered Equities, Inc. (“UEI”) valued at $17,500, for consulting services per amendment to UEI’s consulting agreement;

-	On September 13, 2012, issued 100,000 Shares to R.F.B., LLC, (“RFB”), valued at $6,000, for acquisition of exclusive license by Company per RFB’s license and assignment agreement.
-	On December 31, issued 120,000 Shares to outside contractor, valued at $12,673, under the outside contractor’s consulting agreement.

During the year ended December 31, 2011, the following share transactions occurred, presented on a retroactive post forward split basis:

(1)	Prior to the reverse merger and in connection to the reverse merger and recapitalization –

(i)	158,141,439 shares had been issued prior to the reverse merger;
(ii)	134,358,566 shares were acquired for cash payment of $322,000 and returned to treasury;
(iii)	45,110,076 shares were issued in connection with the reverse merger;
(iv)	6,000,000 shares were issued to a convertible debenture holder as an investment bonus for investment;
(v)	22,871,100 shares were issued on recapitalization, i.e. immediately prior to the effective time of the merger.

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

On December 29, 2011, the Company executed separate securities exchange agreements with thirteen certain non-related debenture holders regarding debentures owed by DEDC, a subsidiary of the Company, in the aggregate amount of $226,500, plus accrued interest of $45,300, for a total of $271,800. These debentures were acquired, as well as accrued interest due to the debenture holders in exchange for the private issuance to the thirteen debenture holders as a group of 1,494,915 shares of restricted common stock. The fair value of the share compensation was calculated as $271,800.

Stock Purchase Warrants

During the year ended December 31, 2011, the Company issued a total of three warrants for the purchase of 15,000,000 shares of common stock with a total value of $1,624,052.  The following discusses the issuance of warrants during 2011:

(1)
On July 9, 2011, in connection with the Line of Credit established with a related party, Charles R. Cronin, a director of the Company (the “Lender”), the Company granted a stock purchase warrant, which entitles the warrant holder to privately purchase a total of 9,000,000 post forward split warrant shares at a purchase price of $0.033 per share. In lieu of a cash payment, the warrant holder may elect to exercise the warrant, in whole or in part, in the form of a cashless exercise. The warrant, including unexercised warrant shares, will expire on the four-year anniversary.  As of December 31, 2011, the company had issued the warrant to purchase 9,000,000 shares of common stock to Lender related to the line of credit agreement.  The fair value of the issued warrant is $964,297, based on Black-Scholes option-pricing model using risk free interest rate of 1.135.%, expected life of 4 years and expected volatility of 195.89%.

(2)
On July 9, 2011, the Board of Directors of the Company approved and the Company executed a consulting agreement with TMDS, LLC (“TMDS”), a company controlled by a director of the Company, whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of restricted shares of common stock of the Company in an amount equal to 1,000,000 restricted pre-forward split shares every 90 days. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

This agreement was amended on December 30, 2011, whereby the compensation payment was changed to a warrant for the purchase of 3,000,000 million post-forward split shares of common stock at $0.00003 per share, every 90 days, with the first payment of shares due within 10 days of the agreement signing of July 9, 2011, and the second payment of shares due on October 19, 2011.  The Company and TMDS have mutually agreed that the common stock to be issued subsequent to 2011 will not be on a forward stock split basis. A total of 25 million warrants are issuable over the term of the agreement. Of these warrants, two warrants for the purchase of 6,000,000 shares of common stock have been issued at December 31, 2011.  The fair value of the issued warrants is $659,755, based on Black-Scholes option-pricing model using risk free interest rate of 1.74.%, expected life of 5 years and expected volatility of 195.89%.

During the year ended December 31, 2012, the Company issued a total of six warrants for the purchase of 5,500,000 shares of common stock with a total value of $570,000.  The following discusses the issuance of warrants during
2012:

(1)
On January 17, 2012, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS, LLC ("TMDS"'), a company controlled by a director of the Company, as consideration for services rendered per a Contractor Agreement, dated July 9, 2011, and as further amended December 30, 2011.  TMDS receives a warrant to purchase 1,000,000 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The warrant is exercisable at $0.0001 per share, and has term expiring on the fifth anniversary date from the date of each issuance. A total of 25 warrants for the purchase of 25,000,000 million shares of common are issuable over the term of the agreement.  The fair value of the issued warrant is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.79%, expected life of 5 years and expected volatility of 473.82%.

(2)
On March 17, 2012, the Company issued a warrant for the purchase of 500,000 shares of common stock, at an exercise price of $0.001 per share, exercisable after twelve months from issue date, with a term expiring on the fifth anniversary date from the date of issuance, to a departing Chief Financial Officer, who resigned effective March 14, 2012.  The fair value of the issued warrant is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 1.13%, expected life of 5 years and expected volatility of 460.03%.

(3)
On April 16, 2012, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS.  As discussed above, TMDS receives a warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years.  The fair value of the issued warrant is $160,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.85%, expected life of 5 years and expected volatility of 481.39%.

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
The fair value of the issued warrant is $100,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.67%, expected life of 4 years and expected volatility of 486.46%.
(5)
On July 15, 2012, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS.  As discussed above, TMDS receives a warrant to purchase 1,000,000 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years.  The fair value of the issued warrant is $80,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.62%, expected life of 5 years and expected volatility of 488.56%.

(6)	On October 13, 2012, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 1,000,000 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $90,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.67%, expected life of 5 years and expected volatility of 547.10%.

Warrants outstanding at December 31, 2012 are as follows:

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Financing Expense
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	3.52	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	3.55	*
Issued October 19, 2011	3,000,000	$0.0001	$0.110	3.80	$659,755
Issued and Outstanding at December 31, 2011	15,000,000				$1,624,052

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	4.05	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	4.21	$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	4.29	$160,000
Issued July 1, 2012	1,000,000	$0.1000	$0.100	4.46	$100,000
Issued July 15, 2012	1,000,000	$0.0001	$0.080	4.54	$80,000
Issued October 13, 2012	1,000,000	$0.0001	$0.090	4.79	$90,000
Issued in 2012	5,500,000				$570,000
Outstanding at December 31, 2012	20,500,000

* Included in October 19, 2011 issued warrants.

Warrants outstanding and currently exercisable at December 31, 2012 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of Shares	Remaining Life (Years)	Exercise Price	Number of Shares	Exercise Price
Issued July 9, 2011	9,000,000	3.52	$0.0330	6,000,000	$0.0330
Issued July 21, 2011	3,000,000	3.55	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	3.80	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	4.05	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	4.21	$0.0010	-	$0.0001
Issued April 16, 2012	1,000,000	4.29	$0.0001	1,000,000	$0.0001
Issued July 1, 2012	1,000,000	4.46	$0.1000	1,000,000	$0.1000
Issued July 15, 2012	1,000,000	4.54	$0.1000	1,000,000	$0.0001
Issued October 13, 2012	1,000,000	4.79	$0.0001	1,000,000	$0.0001
	20,500,000			17,000,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement - NBN Enterprises, Inc.

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

During the years ended December 31, 2012 and 2011, the Company incurred legal expenses of $42,000 and $10,500, respectively, under this agreement. At December 31, 2012 and 2011, the Company has amounts due of $10,500 and $0, respectively, under the agreement.  In addition, at December 31, 2011, the Company recorded $31,957 of expenses related to the issuance of 1,065,226 shares of common stock to NBN under the original agreement’s anti-dilution provision. The shares of common stock were formally issued in November 2012.

b)	Line of Credit - Cronin

On July 9, 2011, the Company established a revolving line of credit (LOC – Cronin), bearing interest at 15% per annum, and payable with accumulated interest, and due December 31, 2011 with Charles R. Cronin, Jr., a shareholder and director of the Company, (the “Lender”).  On September 11, 2011 and October 5, 2011, the Board of Directors of the Company approved and the Company executed approvals of credit limit amendments to increase the Company’s outstanding line of credit to $300,000.  The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company.

On December 31, 2012, 2011 the Company owed the Lender $119,139 and $89,584, respectively. During the years December 31, 2012 and 2011, the Company recorded interest expense of $29,555 and $0, respectively, related to the line of credit.

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

(a)
The Company agreed to settle in full the past due and outstanding obligation for prior consulting fees to the Consultant which aggregated $121,862, at July 18, 2012, by the immediate private issuance of 609,315 shares of the Company’s restricted Common Stock to Consultant. The shares of common stock were issued September 28, 2012.

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

On December 31, 2012 and December 31, 2011, the Company owed Key $0 and $46,863, respectively. During the years ended December 31, 2012 and 2011, the Company recorded consulting expenses of $140,000 and $80,000 respectively.

d)	Consulting Agreement – TMDS, LLC

On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), an entity controlled by a director and shareholder of the Company, whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future.  The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 1,000,000 shares of restricted common stock of the Company (“Shares”) every 90 days, exercisable at $0.0001 per share, with an exercise term of five (5) years from the date of each issuance.  In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

During the years ended December 31, 2012 and 2011, the Company recorded the issuance of four Warrants totalling 4,000,000 shares of common stock, valued at $400,000, and two Warrants totalling 6,000,000 shares of common stock, valued at $659,755, respectively, to TMDS under this agreement.  As of December 31, 2012 and 2011, the Company was obligated to issue six Warrants totalling 10,000,000 shares of common stock and two Warrants totalling 6,000,000 shares of common stocks, respectively, to TDMS under this agreement, in addition to  a Warrant of  1,000,000 shares of common stock every 90 days for a total of five (5) years.   See Note 7, Capital Stock – Common Stock Warrants, for discussion.

e)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives

On March 14, 2012, the Company executed a consulting agreement with Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community.  The agreement has a six month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement upon the Company procuring financing of $500,000 or more, and (ii) a signing bonus in the form of immediate issuance of 125,000 shares of the Company’s restricted Common stock (the “Stock Payments”).

On May 3, 2012, the Company and UEI executed a letter of execution (the “Letter of Extension”) of the consulting agreement to extend the payment terms of Cash Payments and Stock Payments from the May 7, 2012 to June 15, 2012.

On August 15, 2012, the Company and UEI executed Amendment No. 1 to the consulting agreement, whereby the commencement date for the services to be provided by UEI, including the obligation of the Company to pay the monthly compensation to UEI upon the Company procuring financing of $500,000 or more, was amended to reflect a commencement date of September 1, 2012 instead of June 15, 2012.  The shares of common stock, valued at $17,500, were issued in November 2012.

On November 8, 2012, the Company and UEI executed Amendment No. 2 to the consulting agreement, whereby the commencement date for the services to be provided by UEI, including the obligation of the Company to pay the monthly compensation to UEI upon the Company procuring financing of $500,000 or more, was amended to reflect a commencement date of December 1, 2012 instead of September 1, 2012.

f)	Stock Purchase Agreement – C.C. Crawford Retreading Company, Inc. (“CTR”) and Assignment and Assumption Agreement and Right of First Refusal and Option Agreement – IWSI PS Plan

On March 20, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with C.C. Crawford Tire Company, Inc. (“CTR”), pursuant to which DEDC agreed to acquire 100% of the issued and outstanding common shares of CTR, for an aggregate purchase price of $600,000 in cash, due and payable upon the date of closing, on or before April 20, 2012, subject to the completion of certain closing conditions precedent, to be performed by both the Seller and DEDC.

On June 1, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into an assignment and assumption agreement (“Assignment Agreement”) with IWSI PS Plan (“IWSI PS”), an entity controlled by Charles R. Cronin, a shareholder and director of the Company, and the Seller pursuant to which DEDC assigned its rights to acquire CTR to IWSI PS Plan.

On October 2, 2012, the Company, through its wholly owned subsidiary, DEDC executed a right of first refusal and option agreement with IWSI PS for both an option to purchase and right of first refusal to purchase CTR.

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

4.
All amounts expensed by CTR to advance the business, including tire pyrolysis, the amounts paid the Officers as employment bonuses, the closing costs on the original acquisition, and an amount equal to any increase in IWSI’s shareholder equity, less any amounts CTR received from the prior sale of any assets;

5.	Amount equal to any decrease in accounts payable, and a monthly fee of $10,000 per month, accrued monthly, for each month of use of the facility by DEAC and/or its affiliates.

After 180 days from the date of execution of the Assignment Agreement, if IWSI PS receives a bona fide offer or enters into a purchase agreement with a Third Party Offeree to purchase CTR and DEDC fails to execute the Right of First Refusal, then the Right of First Refusal is terminated.

The Company is still seeking funding to fulfil its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from IWSI PS to defer payment of the amount owing, IWSI PS has the right to terminate its agreement with the Company.

g)	License and Assignment Agreement – R.F.B., LLC

On May 23, 2012, Dynamic Energy IP, LLC, a Delaware corporation, a wholly owned subsidiary of Dynamic Energy Alliance Corporation, a Florida corporation (“DEAC”), entered into a definitive agreement (the “Contract”) with R.F.B., LLC (“RFB”), pursuant to which RFB licensed and assigned to Dynamic Energy LP, a Non-Provisional Patent Application (the “Application”), and the World Wide exclusive right, license and privilege of utilizing certain RFB technology and expertise. In consideration, the Company has an obligation to issue RFB 100,000 shares of the Company’s restricted common when RFB completes certain provisions of the Contract.  On September 13, 2012, RFB completed its contract provisions and the shares of common stock, valued at $6,000, were issued in November 2012.

Further, the Contract provides for payment by the Company to RFB of specified license fees based on both gallons of high value organics produced utilizing the RFB technology, and a formula percentage of net profits realized from the recovery of all energy products from oil sands or tar sands over the term of the Contract by the Company (regardless of technology used) The Contract has a term of 25 years, or 20 years from the date of issuance of patents, whichever is shorter.  As of December 31, 2012, there are no obligations due under the Contract.

h)	Industry Consulting and Nondisclosure Agreement and Amendments – Practical Sustainability LLC

On May 25, 2012, Dynamic Energy Development Company, LLC, (“DEDC’”) a wholly owned subsidiary of Dynamic Energy Alliance Corporation, modified a prior agreement, Industry Consulting and Nondisclosure Agreement (“ICNA”), with Practical Sustainability, LLC (“PS”), an entity controlled by Dr. Earl Beaver, a director of the Company, dated November 19, 2010, whereby services and compensation were amended to reflect PS’s role that was effective March 1, 2011.  Changes under the amended agreement include:

-
Nature of Services:  Development of Life Cycle Analysis Models, Research of Government Information on Technology for Tire Pyrolysis Oil, Analysis of various tire pyrolysis operations, evaluation of the marketability of tire pyrolysis oil and carbon black produced by vendors of tire pyrolysis processes, participation in the development of the roll-out plan for tire pyrolysis plants, participation on the analysis of vended solutions of the manufacturing of tire pyrolysis plants.  Analysis of fuels produced by third party propriety processed that reportedly produce gasoline, diesel, jet fuel and other similar fuels for the use in combustion engines.  Provide and manage a central laboratory for DEDC or its parent.

-	Compensation: The Company or DEDC shall pay to PS a flat fee of $5,000 per month. Compensation has been paid through January 2012.

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012 and there are no obligations due PS as of December 31, 2012.

i)	Consulting Agreement – Financing and Acquisitions Advisor

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

On August 17, 2012, the Company and Heartland amended the Agreement, whereby the commencement date for the services to be provided by Heartland was changed to September 1, 2012.  Further, the amendment changed the date that the advisory fee consisting of 250,000 restricted shares of the Company’s restricted common stock (“Stock”) was considered fully earned to the date that Heartland was issued the Stock.  The Company issued the common stock, valued at $15,000, on August 8, 2012.

j)	Non-Binding Letter of Intent – Terpen Kraftig, LLC

On October 10, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy IP Corporation (“DEIP”), executed a non-binding letter of intent (“LOI”) with Terpen Kraftig LLC (TK), a company managed by two of the Company’s Directors, Charles R. Cronin, Jr. and Dr. Earl Beaver, contemplating a definitive agreement within 45 days from said letter of intent under which TK would assign to DEIP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

The LOI sets forth terms for a future definitive agreement that anticipates that the term of the license and assignment to Licensor of the Licensed Technology shall be the greater of (a) twenty-five (25) years, or (b) twenty (20) years from the issuance of the Licensed IP patent(s), whichever is greater, and that compensation payable to TK from the Company and DEIP would consist of:

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

The Company is still seeking funding and is in default on this agreement due to non-payment.  Without funds to secure the exclusivity of the term sheet or obtaining consent from TK to defer payment of the amount required, TK has the right to terminate its agreement with the Company.  The Definite Agreement is still being negotiated.

Note 9.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2012 and 2011, the Company has net operating losses carryforwards of $1,261,897 and $1,020,813, respectively, for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	For the Year Ended December 31,
	2012	2011

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(357,578)	$(1,186,057)
Goodwill impairment	-	680,000
Non-deductible finance costs and other	193,800	552,177
Change in valuation allowance	163,183	(40,850)
State income tax net of federal benefit	(1,155)	10,230

Income tax (benefit) provision	$(1,750)	$15,500

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	As of December 31,
	2011	2010

Net operating loss carryforward	$510,259	$347,638
Total deferred tax assets	510,259	347,638
Less: Valuation allowance	(510,259)	(347,638)

Net deferred tax assets recognized	$-	$-

The Company has approximately $1,261,879 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

Note 10.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments as follows:

a)	Consulting Services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the years ended December 31, 2012 and 2011, TC gross revenues totalled $420,189 and $1,580,302, respectively.

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

	Year Ended December 31,
	2012	2011
Operating income (loss)
Consulting services	$81,208	$1,370,560
Recoverable energy	(1,098,486)	(1,189,612
Total	$(1,017,278)	$180,948

Note 11.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements, management of the Company has evaluated events and transactions for potential recognition or disclosure through April 15, 2013, the date the consolidated financial statements were issued. Following are reportable subsequent events:

Birch First Capital Fund, LLC (Birch First) contributed $151,000 of working capital funds to the Company from August 2012 to February 2013 in contemplation of a letter of credit and other related agreements. The Company and Birch First are in a dispute over the status of the agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Charles R. Cronin, Jr.	60	Chairman of the Board of Directors
James Michael Whitfield	34	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director
Tracy Williams	38	Vice President, Secretary and Director
Dr. Earl Beaver	68	Director
Harvey Dale Cheek	63	Director
Karl Johnson	36	Director
Fiona Sutton	59	Director

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

James Michael Whitfield
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director

Mr. Whitfield developed the framework for today’s Dynamic Energy Alliance Corporation through the formation of Dynamic Energy Development, and the search for the most effective and economical methods of creating synthetic oil and solvents from a recoverable resource. His background in both marketing and operational activities includes working with some of the US’ largest builders to execute marketing and merchandising strategies. Mr. Whitfield’s financial and marketing leadership has led to the completion of more than $700 million in acquisitions and development projects for clients engaged in a diversity of industries. Mr. Whitfield graduated from Henderson State University with a Bachelor of Business Administration in Finance.

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

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2012. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the two years.

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

An official Code of Ethics has not yet been finalized by the Board of Directors, who as a new governing body, recognize the value of such a Code from a regulatory and moral standpoint. The Code will be made available on our website at www.dynamicenergyalliance.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years. Once available, a copy of the Code may be obtained by written request addressed to Tracy Williams, Vice President, Dynamic Energy Alliance Corporation, 10000 N. Central Expressway, Suite 400, Dallas, Texas 75231.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements.

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2012 and 2011, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2012, 2011 and 2010 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Compen- sation	Total
James Michael Whitfield	2012	$39,500	$-	$-	$-	$39,500
CEO, CFO, President	2011	$-	$-	$-	$-	$-
and Treasurer	2010	$-	$-	$-	$-	$-

Tracy Williams	2012	$10,500	$-	$-	$-	$10,500
Vice President and	2011	$34,994	$-	$-	$-	$34,994
Secretary	2010	$-	$-	$-	$-	$-

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers or employees.

Compensation of Directors

During the fiscal years ended December 31, 2012 and 2011, respectively, except as set forth above, James Michael Whitfield, Tracy Williams, Dr. Earl Beaver, Harvey Dale Cheek, Karl Johnson and Fiona Sutton did not receive separate compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 15, 2013, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2012, 82,388,825 shares of the Company's common stock were outstanding.

Security Ownership of Certain Beneficial Owners and Management
As of April 15, 2013
	Shares Owned of Record		Rights to Acquire		Total Shares		Percent of Ownership
Beneficial Owner	Common	Preferred	Common	Preferred	Common (1)	Preferred	Common (1) (2)	Preferred (3)	Common Percent of Actual

Officers and Directors:
James Michael Whitfield (4)	5,032,380	1,636,490	-	-	5,032,380	1,636,490	4.7%	14.3%	6.1%

Tracy Williams (5)	4,140,750	-	-	-	4,140,750	-	3.9%	0.0%	5.0%

Dr. Earl Beaver (6)	855,882	512,763	-	-	855,882	512,763	0.8%	4.5%	1.0%

Charles R. Cronin, Jr. (7)	6,000,000	7,382,764	21,000,000	-	27,000,000	7,382,764	25.5%	64.5%	7.3%

Harvey Dale Cheek (8)	2,013,945	1,921,787	-	-	2,013,945	1,921,787	1.9%	16.8%	2.4%

Karl Johnson (9)	2,953,686	-	-	-	2,953,686	-	2.8%	0.0%	3.6%

Select Contracts Canada, Inc. (Fiona Sutton) (10)	3,000,000	-	-	-	3,000,000	-	2.8%	0.0%	3.6%

All officers and directors as a group of seven (7) individuals	23,996,643	11,453,804	21,000,000	-	44,996,643	11,453,804	42.4%	100.0%	29.1%

Other Beneficial Owners:

Developer, Operator, Management South, Inc.	4,800,000	-	-	-	4,800,000	-	4.5%	0.0%	5.8%

Andrew N. Gipson	7,500,000	-	-	-	7,500,000	-	7.1%	0.0%	9.1%

Key Services, Inc.	5,822,143	-	-	-	5,822,143	-	5.5%	0.0%	7.1%

Lee Larson Elmore	4,212,400	-	-	-	4,212,400	-	4.0%	0.0%	5.1%

W.E. Trust	7,000,000	-	-	-	7,000,000	-	6.6%	0.0%	8.5%

Total other beneficial owners	29,334,543	-	-	-	29,334,543	-	27.7%	0.0%	35.6%

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

(2)
Rounded to the nearest one-tenth of one percent, based upon 82,508,825 shares of common stock, outstanding at April 15, 2013 and 23,500,000 rights to acquire common stock at within sixty days of April 15, 2013.

(3)	Rounded to the nearest one-tenth of one percent, based upon 11,453,804 shares of preferred stock outstanding at April 15, 2013.
(4)	Mr. Whitfield is our Chief Executive Officer, President, Treasurer and Chief Financial Officer and one of our Directors.
(5)	Mr. Williams is our Corporate Secretary and one of our Directors.
(6)	Dr. Beaver is our Chief Technology Officer and one of our Directors.
(7)	Mr. Cronin is our Chairman of the Board.
(8)	Mr. Cheek is one of our Directors.
(9)	Mr. Johnson is one of our Directors.
(10)	Ms. Sutton is one of our Directors.

Changes in Control Arrangements

On October 5, 2011, the Board of Directors of the Company approved and the Company executed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), which was subsequently filed with the Florida Secretary of State, designating 50,000,000 shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), par value $0.0001 per share of the Company’s previously authorized but unissued 200,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”)

The Company then issued a total of 7,732,824 Series A Convertible Preferred Stock, in exchange for settlements on debts owed by the Company to the parties referenced below, in the total amount of $1,146,565 (after adjustments made on December 31, 2011).

On September 13, 2012, the Company issued a total of 500,000 shares of series A convertible preferred stock, at par value of $0.0001 per share, to two directors of the Company, with each receiving 250,000 shares, in conjunction with the execution and completion of certain contract provisions related to the R.F.B., LLC agreement.

On September 30, 2012, the Company recorded a liability to issue 1,094,960 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

On October 2, 2012, the Company issued a total of 2,000,000 shares of series A convertible preferred stock, at par value of $0.0001 per share, to one director of the Company, in conjunction with the execution of the C.C Crawford Option Agreement.

On December 31, 2012, the Company recorded a liability to issue 126,020 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock.

As of December 31, 2012, a total of 11,453,804 shares of Series A Convertible Preferred Stock is held by the following:

     (a)  7,382,764 shares to Charles R. Cronin, Jr.;
     (b)  1,921,787 shares to Harvey Dale Cheek;
     (c)  1,636,490 shares to James Michael Whitfield; and
     (d)  512,763 shares to Dr. Earl Beaver.

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

Optional Conversion.   Each share of Convertible Preferred Stock is convertible into two fully paid and nonassessable shares of Common Stock, subject to certain adjustments and limitations.

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

As a result of the Restrictive Covenants, the Company’s Board of Directors cannot act to issue additional securities to raise capital or for other purposes, nor may the common shareholders remove, replace or re-elect directors to the Board of Directors, nor may the Company affect any acquisitions, without the approval of Holders of at least 75% of its outstanding Series A Preferred Stock.

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

Item 14.   Principal Accountant Fees and Services

Anton & Chia LLP, 4400 MacArthur Blvd, Suite 970, Newport Beach, California 92660   is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $65,502 for the year ended December 31, 2012 and $81,650 for the fiscal year ended December 31, 2011.

Tax Fees

The Company incurred $6,750 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012 and $0 expenses for year ended December 31, 2011.

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

10.4	Strategic Consulting Services Agreement with NBN Enterprises, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.5	Consulting Agreement with TMDS, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated, July 22, 2011)
10.6	Consulting Agreement with Key Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q , dated July 22, 2011)
10.9	Consulting Agreement with Enertech R.D., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.11	Line of Credit – Amendment #1 and Amendment #2 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated November 21, 2011)
10.12	Securities Exchange Agreements with thirteen debenture holders (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated January 6, 2012)
10.13	Consulting Agreement with Undiscovered Equities, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 19, 2012)
10.14	Stock Purchase Warrant to Pamela Griffin, the Company’s former CFO (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 19, 2012)
10.15	Stock Purchase Agreement with C.C. Crawford Tire Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 21, 2012)
10.16	Term Sheet with R.F.B., LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated, March 31, 2012)
10.17	Definitive Agreement – R.F.B., LLC (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated, May 24, 2012)
10.18
Amendment No.1 to the Project Location and Consulting Agreement and Mutual Indemnification and Release Agreement (incorporated by reference to Exhibit 9.01of the Company's Form 8-K, dated July 18, 2012)

10.19
Amendment No.1 to the Consulting Agreement – Undiscovered Equities Inc., dated August 15, 2012 (incorporated by reference by reference to Exhibit 10.19 of the Company’s Form 10-Q, dated August 20, 2012)

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

21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2011).
101**	Interactive Data File (Form 10-K for the annual quarterly period ended December 31, 2012 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: April 16, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities.

Date: April 16, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)