Form 10-Q
period 2013-03-31
Dynamic Energy Alliance Corp
filed 2013-05-15
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, 82,508,825 shares of registrant’s common stock, par value $0.00003, were outstanding.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

Quarterly Report on Form 10-Q for the period ended March 31, 2013

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

ITEM 1.     FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION

(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS
Current
Cash	$-	$592
Total Assets	$-	$592

LIABILITIES
Current
Accounts payable and accrued expenses	$564,229	$470,843
Accrued expenses payable to related parties	-	-
Income taxes payable	1,512	1,750
Loans payable to related party	123,663	119,139
Contingent consideration payable to related party	1,015,362	1,015,362
Total Liabilities	1,704,766	1,607,094

STOCKHOLDERS' DEFICIT
Authorized:
Preferred stock, Series A convertible : 50,000,000 shares authorized, par value: $0.0001
Common stock: 300,000,000 shares authorized, par value: $0.00003
Issued and Outstanding:
Preferred stock: 11,720,966 shares	1,172	1,145
Common stock: 82,508,825 shares	3,075	3,075
Additional paid-in capital	4,494,835	4,384,835
Accumulated deficit	(6,203,848)	(5,995,557)
Total Stockholders’ Deficit	(1,704,766)	(1,606,502)

Total Liabilities and Stockholders’ Deficit	$-	$592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012

Revenue	$-	$301,704
Cost of revenue	-	-
Gross profit	-	301,704

Operating expenses
Project development costs	-	149,391
Consulting services	50,000	130,000
General and administrative expenses	147,920	244,074
	197,920	523,465
Net operating loss	(197,920)	(221,761)

Other Expenses
Interest expense	10,343	16,953
Other	27	-
Total other expenses	10,370	16,953
Loss before income taxes	(208,290)	(238,714)
Income tax expense	-	-
Net loss	$(208,290)	$(238,714)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	82,508,825	81,304,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For Three Months Ended March 31,
	2013	2012

Operating Activities:
Net loss	$(208,290)	$(238,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	110,000	140,000

Operating Assets and Liabilities:
Accounts payable and accrued expenses	93,412	63,257
Income taxes payable	(238)	(12,000)
Loans payable to related parties	4,524	16,953
Net cash used in operating activities	(592)	(30,504)

Financing Activities:
Cash received from contingent consideration	-	29,354
Net cash provided by financing activities	-	29,354

Net decrease in cash	(592)	(1,150)
Cash at beginning of period	592	7,652
Cash at end of period	-	$6,502

Supplemental disclosure:
Income taxes paid	$-	$12,000
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREEE MONTHS ENDED March 31, 2013 and 2012

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

Since inception, the Company has a cumulative net loss of $6,203,848. The Company currently has no working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2013, the Company has generated no revenue. Management has continued to manage its costs for 2013 to ensure appropriate funding is on hand for its operation. If the Company's 2013 projections are not met, the company will be required to decrease expenses and raise additional equity and/or debt financing, which may not be available at commercially reasonable terms, if at all.

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

On March 9, 2011, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to a Stock Purchase Agreement between a director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively (“TCI Agreement”).  The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price.  If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period.  If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

Through March 31, 2013, TC gross revenues under the Stock Purchase Agreement totaled approximately $2,000,000.  Through March 31, 2013, payments of the purchase price, net of refunds, totaled $984,638.  At March 31, 2013, contingent consideration payable is $1,015,362.  Under an amended payment schedule, the contingent consideration owing is due May 26, 2013.

Note 5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.  Amounts related to disclosures of December 31, 2012, balances within those interim condensed consolidated financial statements were derived from the audited 2012 consolidated financial statements and notes thereto filed on Form 10-K on April 16, 2013.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2013 and 2012, development costs amounted to $0 and $149,391, respectively.  At March 31, 2013 and December 31, 2012, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

The three levels are defined as follows:

-	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets orliabilities in active markets.

-	Level 2
inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3	inputs to the valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash, accounts payable and accrued expenses approximate carrying value because of the short-term nature of these items.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of March 31, 2013 and December 31, 2012, there were no outstanding dilutive securities.

Certain Reclassification

Certain 2012 items were reclassified to conform to current year presentation.  Such reclassifications had no effect on 2012 net income.

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

The Company does not have any unrecognized tax benefits as of March 31, 2013 and December 31, 2012 that, if recognized, would affect the Company's effective income tax rate.  The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2013 and December 31, 2012.

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

Adopted –

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

In September 2011, the FASB issued an update that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. The adoptation of this guidance does not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.   The adoptation of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Not Adopted –

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements and related disclosures.

Note 6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

a)	Loans payable to related party - Cronin – LOC

The amounts due to a related party at March 31, 2013 and December 31, 2012 of $123,663 and $119,139, respectively, represent an unsecured promissory note (“Cronin - LOC”) due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and payable, with accumulated interest, and due December 31, 2011.  The Company is still seeking funding to fulfill its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company.  In conjunction with the execution of the Cronin - LOC, the Company issued a Warrant to the shareholder and director for the purchase of 9,000,000 shares of common stock in July 2011.

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

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement are disbursed to Director.  All cash management services, pertaining to the revenues generated by TC under the Agency Agreement are managed by the Director directly from an escrow account, including deposits of revenues and payment disbursements to the Director. As a result, the Company does not have access to the cash flow from such revenues, which are administered from said escrow account.  Contingent consideration is payable based on a payment schedule, as amended, as follows:

-	Payment one: the first $900,000 of gross revenues paid on receipt;
-	Payment two: the next $84,638, of gross revenues paid at the later of 90 days of receipt or June 30, 2012;
-	Payment three: the final $1,015,362 of gross revenues paid at the later of 180 days of receipt or May 26, 2013.

For the three months ended March 31, 2013 and 2012, TC gross revenues totaled $0 and $301,704, respectively.  Through March 31, 2013, TC gross revenues under the TC Stock Purchase Agreement totaled approximately $2,000,000.

Through March 31, 2013, payments, net of refunds, made to Director totaled $984,638.  At March 31, 2013 and December 31, 2012, contingent consideration payable to Director is $1,015,362 and $1,015,362, respectively, as follows:

	As of March 31, 2013	As of December 31, 2012

Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	984,638	984,938
	$1,015,362	$1,015,362

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

5.	Amount equal to decrease in accounts payable, a monthly fee of $10,000, accrued monthly, for each month of use of the facility by DEAC and/or its affiliates.

After 180 days from the date of execution of the Assignment Agreement, if IWSI PS receives a bona fide offer or enters into a purchase agreement with a Third Party Offeree to purchase CTR and DEDC fails to execute the Right of First Refusal, then the Right of First Refusal is terminated.  Further, the Right of First Refusal and Option Agreement is terminated if DEDC, or its affiliates, does not raise a minimum of $2,000,000 through paid in capital of debentures by March 31, 2013.

DEDC or its affiliates failed to raise the minimum of $2,000,000 as of March 31, 2013, and accordingly, the Right of First Refusal and Option agreement terminated March 31, 2013.

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

The Company is still seeking funding and is in default on this agreement due to non-payment.  Without funds to secure the exclusivity of the term sheet or obtain consent from TK to defer payment of the amount required,  there is no formal agreement between TK and the Company at this time. The  Definite Agreement is still being negotiated.

e)	Transactions in Normal Course of Operations with Related Parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(i)
Consulting Agreement- Key Services, Inc. – The Company incurred expenses for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings (“Consultant”) through June 2012. In July 2012, the consulting services agreement was amended whereby the Consultant agreed to terminate its monthly fee of $20,000 beginning July 1, 2012 and the accounts payable was settled in full. For the three months ended March 31, 2013 and 2012, the Company paid consulting services expense of $0 and $60,000, respectively, to Consultant. At March 31, 2013 and December 31, 2012, the Company has no amounts owing to Consultant. See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. (“NBN”) – The Company incurred expenses for strategic business and legal services provided by a company related through common shareholdings for the three months ended March 31, 2013 and 2012, in the amount of $10,500 and $10,500, respectively. At March 31, 2013 and 2012, the Company has an accounts payable balance of $21,000 and $10,500, respectively, to this related party. See Note 8, Commitments and Contractual Obligations, for discussion.

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

During the three months ended March 31, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $50,000 and one Warrant for 1,000,000 shares of common stock, valued at $70,000, respectively, to TMDS under this agreement. As of March 31, 2013 and December 31, 2012, the Company is obligated to issue seven Warrants totalling 11,000,000 shares of common stock and six Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of March 31, 2013 and December 31, 2012.

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

On October 5, 2011, by approval of shareholders of the Company and the Florida Secretary of State, the authorized number of Series A Convertible Preferred Stock was changed to 50,000,000 shares from the previously authorized 200,000,000 shares of preferred stock. The Certificate of Designation for these shares provides among other rights and privileges the requirement that 75% of the outstanding Series A Convertible Preferred must give their prior consent, before the Company can elect members to the Board of Directors, issue any securities of the Company or affect any fundamental transaction (defined as acquisitions, mergers, sale or purchase of substantially all assets, etc.).  The Company executed these amendments during the fourth quarter of 2011.

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

(iii)
At any time  after the issue date and while the convertible preferred stock are outstanding, the Company sells or grants any option to purchase or otherwise disposes or issues any common stock and/or common stock equivalents entitling any person to acquire shares of common stock at a price per share that is lower than $2.50 (such issuances, collectively, then the Company is required to issue additional shares of preferred shares (“Dilutive Issuance”), based on the ratio of the number of shares of common stock and equivalents divided by the number of shares of common stock prior to the dilutive issuance, times the number of shares of preferred stock prior to the dilutive issuance.  Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

Issued and Outstanding

Preferred Stock

At March 31, 2013 and December 31, 2012, shares of preferred stock issued and outstanding totaled 11,720,966 and 11,453,804, respectively.

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

During the first quarter of 2013, the Company issued 267,162 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance

Common Stock

At March 31, 2013 and December 31, 2012 shares of common stock issued and outstanding totaled 82,508,825.

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

Stock Purchase Warrants

During the three months ended March 31, 2013, the Company issued a total of two warrants for the purchase of 2,000,000 shares of common stock with a total value of $110,000.  The following discusses the issuance of warrants during 2013:

(1)
On January 1, 2013, the Company incurred a warrant share issuance for the purchase of 1,000,000 Shares of common stock (‘Warrant Shares’) by an independent contractor (“Contractor”), per a January 1, 2012 Stock Purchase Warrant Agreement that gives Contractor right to purchase 1,000,000 shares (“Warrant Shares”) of common stock, after the first anniversary at exercise price of $0.20 per share, as discussed above.  The fair value of the issued warrant is $60,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.72%, expected life of 4 years and expected volatility of 534.55%.

(2)
On January 11, 2013, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS.  As discussed above, TMDS receives a warrant to purchase 1,000,000 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years.  The fair value of the issued warrant is $50,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.80%, expected life of 4 years and expected volatility of 529.81%.

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

(4)
On July 1, 2012, the Company incurred a warrant share issuance for the purchase of 1,000,000 Shares of common stock (‘Warrant Shares’) by an independent contractor (“Contractor”), per a January 1, 2012 Stock Purchase Warrant Agreement that gives Contractor right to purchase 3,000,000 shares (“Warrant Shares”) of common stock, as consideration for services rendered per an Independent Contractor Agreement with the Company, effective January 1, 2012. The contractor is entitled to purchase 3,000,000 Warrant Shares as follows:

	-	1,000,000 Warrant Shares after the first six month anniversary, at an exercise price of $0.10 per share with a term expiring on the four-year anniversary from the date of issuance;
	-	1,000,000 Warrant Shares after the first year anniversary, at exercise price of $0.20 per share, with a term expiring on the four-year anniversary from the date of issuance;
	-	1,000,000 Warrant Shares after the second year anniversary, at exercise price of $0.30 per share, with term expiring on the four-year anniversary from the date of issuance.

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

Warrants outstanding at March 31, 2013 are as follows:

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Expense
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	3.27	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	2.31	*
Issued October 19, 2011	3,000,000	$0.0001	$0.110	2.55	$659,755
Issued and Outstanding at December 31, 2011	15,000,000				$1,624,052
* Included in October 19, 2011 issued warrants.

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	2.80	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	2.96	$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	3.05	$160,000
Issued July 1, 2012	1,000,000	$0.1000	$0.100	3.25	$100,000
Issued July 15, 2012	1,000,000	$0.0001	$0.080	3.29	$80,000
Issued October 13, 2012	1,000,000	$0.0001	$0.090	3.54	$90,000
Issued in 2012	5,500,000				$570,000
Outstanding at December 31, 2012	20,500,000

Issued in 2013
Issued January 1, 2013	1,000,000	$0.2000	$0.060	3.76	$60,000
Issued January 11,2013	1,000,000	$0.0001	$0.050	3.79	$50,000
Issued in 2013	2,000,000				110,000
Outstanding at March 31, 2013	22,500,000

Warrants outstanding and currently exercisable at March 31, 2013 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of Shares	Remaining Life (Years)	Exercise Price	Number of Shares	Exercise Price
Issued July 9, 2011	9,000,000	3.27	$0.0330	6,000,000	$0.0330
Issued July 21, 2011	3,000,000	2.31	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	2.55	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	2.80	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	2.96	$0.0010	500,000	$0.0001
Issued April 16, 2012	1,000,000	3.05	$0.0001	1,000,000	$0.0001
Issued July 1, 2012	1,000,000	3.25	$0.1000	1,000,000	$0.1000
Issued July 15, 2012	1,000,000	3.29	$0.1000	1,000,000	$0.0001
Issued October 13, 2012	1,000,000	3.54	$0.0001	1,000,000	$0.0001
Issued January 1, 2013	1,000,000	3.76	$0.2000	1,000,000	$0.2000
Issued January 11,2013	1,000,000	3.79	$0.0001	1,000,000	$0.0001
	22,500,000			19,500,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement - NBN Enterprises, Inc.

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

During the three months ended March 31, 2013 and 2012, the Company incurred legal expenses of $10,500 and $10,500, respectively, under this agreement. At March 31, 2013 and December 31, 2012, the Company has amounts due of $21,000 and $10,500, respectively, under the agreement.

b)	Line of Credit - Cronin

On July 9, 2011, the Company established a revolving line of credit (LOC – Cronin), bearing interest at 15% per annum, and payable with accumulated interest, and due December 31, 2011 with Charles R. Cronin, Jr., a shareholder and director of the Company, (the “Lender”).  On September 11, 2011 and October 5, 2011, the Board of Directors of the Company approved and the Company executed approvals of credit limit amendments to increase the Company’s outstanding line of credit to $300,000.  The Company is still seeking funding to fulfill its financial obligations under this agreement and is in default for non-payment.  Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company.

On March 31, 2013 and December 21, 2012 the Company owed the Lender $123,663 and $119,139, respectively. During the During the three months ended March 31, 2013 and 2012, the Company recorded interest expense of $4,524 and $16,953, respectively, related to the line of credit.

c)	Consulting Agreement – Key Services, Inc.

On July 9, 2011, the Company executed a consulting agreement with Key Services, Inc. (“Key Services”), whereby Key Services will locate and assist in the Company’s development and construction of an energy campus project to be undertaken by the Company in the future.  The Consulting Agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to Key Services  in the form of cash in an amount equal to $20,000 per month or at the Company’s option (if funds are not available), restricted shares of the Company’s common stock, valued at the average closing price of Company’s common stock over the preceding 20 trading days. In addition, Key Services is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

On July 18, 2012, the Company executed an amendment to the Key Services, Inc. consulting agreement which settled the accounts payable balance and substantially changed the terms for compensation under the original consulting agreement, and made certain other changes, as follows:

(a)
The Company agreed to settle in full the past due and outstanding obligation for prior consulting fees to Key Services which aggregated $121,862, at July 18, 2012, by the immediate private issuance of 609,315 shares of the Company’s restricted Common Stock to Key Services. The shares of common stock were issued September 28, 2012.

(b)
Key Services agreed to execute a separate Lock-up Agreement restricting the related sale of the above referenced Shares for a period of twelve (12) months after the date of expiration of the customary SEC Rule 144 restriction period (normally 6 months).

(c)	The Company and Key Services agreed to terminate payment of a $20,000 monthly consulting fee during the remaining term of the consulting agreement, beginning July 1, 2012.

(d)
Reaffirmed the Parties agreement that the Company would pay Key Services additional fees to be separately negotiated, including site development, joint venture, partnership, consulting, developer, contractor and/or project management fees, on a project by project basis.

(e)
Provided that the Company has the right to assign its obligations under the consulting agreement to one or more wholly owned subsidiaries or related party entities. The Amendment contains customary warranties and representations and indemnification and confidentiality provisions and provides that the Key Services is subject to noncompetition and noninterference covenants.

For the three months ended March 31, 2013 and 2012, the Company paid consulting services expense of $0 and $60,000, respectively, to Key Services.   At March 31, 2013 and December 31, 2012, the Company has no amounts owing to Key Services.

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

During the three months ended March 31, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $50,000 and one Warrant for 1,000,000 shares of common stock, valued at $70,000, respectively, to TMDS under this agreement.  As of March 31, 2013 and December 31, 2012, the Company is  obligated to issue seven Warrants totalling 11,000,000 shares of common stock and six Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

After 180 days from the date of execution of the Assignment Agreement, if IWSI PS receives a bona fide offer or enters into a purchase agreement with a Third Party Offeree to purchase CTR and DEDC fails to execute the Right of First Refusal, then the Right of First Refusal is terminated.  Further, the Right of First Refusal and Option Agreement is terminated if DEDC, or its affiliates, does not raise a minimum of $2,000,000 through paid in capital of debentures by March 31, 2013.

DEDC or its affiliates failed to raise the minimum of $2,000,000 as of March 31, 2013, and accordingly, the Right of First Refusal and Option agreement terminated March 31, 2013.

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

Further, the Contract provides for payment by the Company to RFB of specified license fees based on both gallons of high value organics produced utilizing the RFB technology, and a formula percentage of net profits realized from the recovery of all energy products from oil sands or tar sands over the term of the Contract by the Company (regardless of technology used) The Contract has a term of 25 years, or 20 years from the date of issuance of patents, whichever is shorter.  As of March 31, 2013 and December 31, 2012, there are no obligations due under the Contract.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of March 31, 2013 and December 31, 2012.

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

The Company is still seeking funding and is in default on this agreement due to non-payment.  Without funds to secure the exclusivity of the term sheet or obtain consent from TK to defer payment of the amount required,   there is no formal agreement between TK and the Company at this time.  The Definite Agreement is still being negotiated.

Note 9.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of March 31, 2013 and December 31, 2012, the Company has net operating losses carryforwards of approximately $1,310,000 and $1,262,000, respectively, for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	Three Months Ended March 31,
	2013	2012

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(70,818)	$(81,163)
Non-deductible stock based compensation	37,400	47,600
Change in valuation allowance	33,418	33,563
State income tax net of federal benefit	-	-
Income tax (benefit) expense	$-	$-

The Company's tax-effected deferred income tax assets and liabilities are estimated as follows:

	March 31, 2013	December 31, 2012

Net operating loss carryforward	$445,332	$429,039
Accrued expenses	98,346	81,220
Total deferred assets	543,678	510,259
Less: valuation allowance	(543,678)	(510,259)
Net deferred tax assets	$-	$-

The Company has approximately $1,310,000 of net operating lossses carried forward for United States income tax purposes which will expire, if not utilized, in 2030.

Note 10.	SEGMENT INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments as follows:

a)	Consulting Services

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the three months ended March 31, 2013 and 2012, TC gross revenues totaled $0 and $301,704, respectively.

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

	Three Months Ended March 31,
	2013		2012
Operating income (loss)
Consulting services	$	(67,000)	$197,298
Recoverable energy		(130,676)	(419,059)
Total		$(197,920)	$(221,761)

Note 11.	SUBSEQUENT EVENTS

 As disclosed in Form 8-K, dated April 22, 2013, the Company and a financial advisory firm and its affiliates (“Third Party”) are in a dispute over the status of  various draft agreements related to the Third Party’s providing access to funding for the Company to meet its obligations and fund its ventures.  The Third Party contributed $151,000 of working capital funds to the Company from August 2012 to February 2013 in contemplation of a letter of credit and other related agreements.

As disclosed in Form 8-K, dated May 8, 2013, effective May 7, 2013, Charles R. Cronin, Jr. (“Cronin”), a Director of the Company,  accepted the Company’s offer to have Cronin deposit funds for fees due the Auditors, Anton & Chia, LLP, and for deferral of due dates for specific payments on the TCI Agreement, previously due in 2012. In exchange for the deferral of $1,015,362 to May 26, 2013 and the deposits for the Auditors fees, the Company assumes all of the TCI related debt under the TCI Agreement on a joint and several liability basis with its subsidiary DEDC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended March 31, 2013 and 2012.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Company Overview

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

Transformation Consulting (”TC”), a wholly-owned subsidiary of DEDC, provides business development, marketing and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC receives revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement.

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

The Company proposes to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management intends to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipates the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in 2013 and early 2014, as one of its initial milestones. Specifically, the Company plans to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Once a demonstration plant has been completed and is in operation, the Company’s plan includes the development of similar freestanding facilities at different US locations (and, possibly other global markets).  Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company will seek to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. As of this date, the Company has identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and has announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed, the source for which is uncertain at this date.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2,500,000 and $5,000,000 in equity from restricted stock sales or other acceptable financing options over the 12 month period beginning in the second quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

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

In our 2012 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

Results from Operations

Our operating results for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Revenue	$-	$301,704
Operating expenses	197,920	523,465
Net operating (loss) income	$(197,920)	$(221,761)

Revenue represents TC commission revenues earned after Merger on March 9, 2011 from a management service agreement that the TC had in place prior to the merger.  The decrease in 2013 is primarily due to the decrease in new business activity since the business was acquired in 2011.

Operating expenses for the three months ended March 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended March 31,
	2013	2012
Project development costs	$-	$149,391
Consulting services	50,000	130,000
General and administrative expenses	147,920	244,074
Total operation expenses	$197,920	$523,465

The decrease in project development costs from 2012 to 2013 is primarily due to no project development activities during the first quarter of 2013. The decrease in consulting services from 2012 to 2013 is primarily due to the termination of monthly consulting fees to Key Services on July 1, 2012. The decrease in general and administrative expenses from 2012 to 2013 is primarily due to decrease in in public company related costs, such as accounting, auditing, legal and investor related activities.

Liquidity and Capital Resources

As of March 31, 2013, we had no cash and our working capital deficit is $1,704,766.  During the three months ended March 31, 2013, we generated no revenues and have a net loss of $208,290.  As of March 31, 2013, we have a cumulative net loss of $6,203,848.  We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of March 31, 2013	As of December 31, 2012

Current assets	$-	$592
Current liabilities	1,704,766	1,607,094
Working capital deficit	$(1,704,766)	$(1,606,502)

Cash Flows

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(592)	$(30,504)
Net cash provided by financing activities	-	(29,354)
Net decrease in cash	$(592)	$(1,150)

Cash Flows - Operating Activities

Cash used in operating activities of $592 in the three months ended March 31, 2013 is primarily due to net loss of $208,290, offset by non-cash warrant expenses for consulting services of $110,000 and an increase in accounts payable and accrued expenses of $93,412. Cash used in operating activities of $30,504 in the three months ended March 31, 2012 is primarily due to net loss of $238,714, offset by non-cash warrant expenses for consulting services of $140,000 and an increase in accounts payable and accrued expenses of $63,257.

Cash Flows - Financing Activities

There were no financing activities in the three months ended March 31, 2013. Cash provided by financing activities in the three months ended March 31, 2012 is due to cash received from contingent consideration of $29,354.

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

The Company and has a cumulative net loss of $6,203,848. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,500,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

In the three months ended March 31, 2013, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business began recording revenues in first quarter 2011. As of March 31, 2013, we had an accumulated deficit of $6,203,848 and no cash on hand.  A significant amount of capital will be necessary to initiate our business plan to the point where we have one or more plants up and operating which are commercially viable. The source and availability of such capital is uncertain, and we may be unable to obtain such capital, or obtain it on commercially reasonable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

If we continue incurring losses, fail to achieve profitability, or are unable to locate additional capital on commercially reasonable terms to implement our business plans, we may have to cease activities. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of December 31, 2012.  These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”. Our ability to achieve status as a “going concern” is dependent upon our generating cash flow sufficient to fund operations. Our business plans may not be successful in addressing these issues. If we cannot achieve status as a “going concern”, you may lose your entire investment in the Company.

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

As of March 31, 2012, we had an accumulated deficit of $6,203,848. We expect to derive our future revenues by implementation of our business plan, which contemplates establishment of joint ventures and other financing arrangements for the development, construction and operation of plants, and the sales of our systems. Success in implementing this business plan and thereby generating revenues is highly uncertain. We expect to continue to devote available resources to implement our business plan. As a result, we expect that our operating losses will increase and that we may incur operating losses for the foreseeable future.

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

Risks Associated with Control of Our Company through Outstanding Preferred Stock.

Our Capital Structure as currently evolved places effective control of Certain Significant Decisions in the hands of four Series A Convertible Preferred Shareholders

We currently have outstanding 11,720,966 shares of Series A Convertible Preferred Stock, which is held by four shareholders as follows (hereinafter the “Series A Shareholders”):

Charles R. Cronin	7,554,968 Shares
James Michael Whitfield	1,674,662 Shares
Harvey Dale Cheek	1,966,613 Shares
Dr. Earl Beaver	524,723 Shares

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

10.24	Other Events, dated April 22, 2013 (incorporated by reference to Company’s Form 8-K, dated April 22, 2013)
10.25	Other Events, dated May 8, 2013 (incorporated by reference to Company’s Form 8-K, dated May 8, 2013)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2011).
101**	Interactive Data File
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
___________
*      In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
**    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: May 15, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: May 15, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)