Form 10-Q
period 2013-06-30
Dynamic Energy Alliance Corp
filed 2013-09-03
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 27, 2013, 82,508,825 shares of registrant’s common stock, par value $0.00003, were outstanding.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

Quarterly Report on Form 10-Q for the period ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
 Condensed Consolidated Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)

Current Assets
Cash	$-	$592

Total Assets	$-	$592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$541,591	$470,843
Income taxes payable	1,512	1,750
Loans payable to a related party	183,045	119,139
Contingent consideration payable to related party	1,015,362	1,015,362
Total Current Liabilities	1,741,510	1,607,094

Stockholders' Deficit
Authorized:
Preferred Stock, Series A Convertible: 50,000,000 shares authorized, par value $0.0001
Common Stock: 300,000,000 shares authorized, par value $0.00003
Issued and Outstanding:
Preferred stock: 11,846,986, shares	1,185	1,145
Common stock: 82,505,825 shares	3,075	3,075
Additional paid-in capital	4,514,835	4,384,835
Accumulated deficit	(6,260,605)	(5,995,557)

Total Stockholders' Deficit	(1,741,510)	(1,606,502)

Total Liabilities and Stockholders' Deficit	$-	$592

The accompany notes are integral part of these condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended,		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$-	$103,776	$-	$405,479
Gross profit	-	103,776	-	405,479

Operating Expenses
Project development costs	-	31,593	-	180,984
Consulting services	20,000	155,500	70,000	411,000
General and administrative expenses	26,284	185,621	174,204	304,195
Total Operating Expenses	46,284	372,714	244,204	896,179

Net operating loss	(46,284)	(268,938)	(244,204)	(490,700)

Other expenses

Interest expense	10,460	4,834	20,803	21,787
Other	-	-	41	-
Total other expense	10,460	4,834	20,844	21,787

Loss before income taxes	(56,744)	(273,772)	(265,048)	(512,487)

Provision for income taxes	-	-	-	-

Net Loss	$(56,744)	$(273,772)	$(265,048)	$(512,487)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	82,508,825	81,304,504	82,508,825	81,304,504

The accompany notes are integral part of these condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net loss	$(265,048)	$(512,487)
Adjustments to reconcile net loss to net cash used in opearting activities
Non-cash consulting expenses	-	300,000
Warrants issued for services	130,000	-
Operating Assets and Liabilities:
Accounts receivable	-	(683)
Accounts payable and accrued expenses	77,741	177,560
Income tax payable	(238)	(12,000)
Net cash used in operating activities	(57,545)	(47,610)

Financing Activities
Cash received from contingent consideration	-	19,530
Proceeds from related party loan	56,953	20,998
Net cash provided by financing activities	56,953	40,528

Net decrease in cash	(592)	(7,082)

Cash at beginning of period	592	7,652

Cash at end of period	$-	$570

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompany notes are integral part of these condensed consolidated financial statements.

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Since inception, the Company has a cumulative net loss of $265,048. The Company currently has no working capital with which to continue its operating activities. As of June 30, 2013, the Company has an accumulated deficit of $6,260,605. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Through June 30, 2013, TC gross revenues under the Stock Purchase Agreement totaled approximately $2,000,000 Through June 30, 2013, payments of the purchase price, net of refunds, totaled $984,638.  At June 30, 2013, contingent consideration payable is $1,015,362.  Under an amended payment schedule, the contingent consideration owing is due May 26, 2013.

As disclosed in Form 8-K, dated May 8, 2013, effective May 7, 2013, Charles R. Cronin, Jr. (“Cronin”), a Director of the Company,  accepted the Company’s offer to have Cronin deposit funds for fees due the Auditors, Anton & Chia, LLP, and for deferral of due dates for specific payments on the TCI Agreement, previously due in 2012. In exchange for the deferral of $1,015,362 to May 26, 2013 and the deposits for the Auditors fees, the Company assumes all of the TCI related debt under the TCI Agreement on a joint and several liability basis with its subsidiary DEDC

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

The accompanying unaudited consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.  Amounts related to disclosures of December 31, 2012, balances within those interim condensed consolidated financial statements were derived from the audited 2012 consolidated financial statements and notes thereto filed on Form 10-K on April 16, 2013.

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

Development costs are as follows:

	3 Months Ended		6 Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Development Costs	$-	$31,593	$-	$180,984

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. As of June 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to affect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of June 30, 2013 and December 31, 2012, there were no outstanding dilutive securities.

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

The Company does not have any unrecognized tax benefits as of June 30, 2013 and December 31, 2012 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2013 and December 31, 2012.

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

The amounts due to a related party at June 30, 2013 and December 31, 2012 of $183,045 and $119,139, respectively, represent an unsecured promissory note (“Cronin - LOC”) due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and payable, with accumulated interest, and due December 31, 2011. The Company is still seeking funding to fulfill its financial obligations under this agreement and is in default for non-payment. Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company. In conjunction with the execution of the Cronin - LOC, the Company issued a Warrant to the shareholder and director for the purchase of 9,000,000 shares of common stock in July 2011.

As disclosed in Form 8-K, dated May 8, 2013, effective May 7, 2013, Charles R. Cronin, Jr. (“Cronin”), a Director of the Company,  accepted the Company’s offer to have Cronin deposit funds for fees due the Auditors, Anton & Chia, LLP, and for deferral of due dates for specific payments on the TCI Agreement, previously due in 2012. In exchange for the deferral of $1,015,362 to May 26, 2013 and the deposits for the Auditors fees, the Company assumes all of the TCI related debt under the TCI Agreement on a joint and several liability basis with its subsidiary DEDC (See Note 4).

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

For the three months ended June 30, 2013 and 2012, TC gross revenues totaled $0 and $103,776, respectively. For the six months ended June 30, 2013 and 2012, TC gross revenues totaled $0 and $405,479, respectively.

Through June 30, 2013, payments, net of refunds, made to Director totaled $0. At June 30, 2013 and December 31, 2012, contingent consideration payable to Director is $1,015,362 and $1,015,362, respectively, as follows:

	As of June 30, 2013	As of December 31, 2012
	(unaudited)
Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	984,938	984,938
	$1,015,362	$1,015,362

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

(i)
Consulting Agreement- Key Services, Inc . – The Company incurred expenses for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings (“Consultant”) through June 2012. In July 2012, the consulting services agreement was amended whereby the Consultant agreed to terminate its monthly fee of $20,000 beginning July 1, 2012 and the accounts payable was settled in full. For the six months ended June 30, 2013 and 2012, the Company paid consulting services expense of $0 and $120,000, respectively, to Consultant. At June 30, 2013 and December 31, 2012, the Company has no amounts owing to Consultant. See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. (“NBN”) – The Company incurred expenses for strategic business and legal services provided by a company related through common shareholdings for the three months ended June 30, 2013 and 2012, in the amount of $7,000 and $10,500, respectively.  For the six months ended June 30, 2013 and 2012, expenses totaled $17,500 and $21,000, respectively. As of June 30, 2013 and 2012, the Company has an accounts payable balance of $28,000 and $7,000, respectively, to this related party. See Note 8, Commitments and Contractual Obligations, for discussion. This agreement expired as of May 1, 2013.

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

During the three months ended June 30, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $20,000 and $160,000, respectively, to TMDS under this agreement. During the six months ended June 30, 2013 and 2012, the Company recorded the issuance of one Warrant for 2,000,000 shares of common stock, valued at $70,000 and $230,000, respectively, to TMDS under this agreement.

As of June 30, 2013 and December 31, 2012, the Company is obligated to issue seven Warrants totaling 10,000,000 shares of common stock and six Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of June 30, 2013 and December 31, 2012.

Note 7.	CAPITAL STOCK

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.00003 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a post-split basis, except where noted.

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

Issued and Outstanding

Preferred Stock

At June 30, 2013 and December 31, 2012, shares of preferred stock issued and outstanding totaled 11,846,986 and 11,453,804, respectively.

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

During the six months ended June 30, 2013, the Company issued 393,182 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rata portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

Common Stock

At June 30, 2013 and December 31, 2012 shares of common stock issued and outstanding totaled 82,508,825.

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

Stock Purchase Warrants

During the six months ended June 30, 2013, the Company issued a total of three warrants for the purchase of 3,000,000 shares of common stock with a total value of $130,000.  The following discusses the issuance of warrants during 2013:

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

(3)
On April 11, 2013, the Company issued a warrant for the purchase of 1,000,000 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 1,000,000 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $20,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.74%, expected life of 4 years and expected volatility of 429.77%.

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

Warrants outstanding at June 30, 2013 are as follows:

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Expense
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	3.02	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	2.05	*
Issued October 19, 2011	3,000,000	$0.0001	$0.110	2.30	$659,755
Issued and Outstanding at December 31, 2011	15,000,000				$1,624,052
* Included in October 19, 2011 issued warrants.

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	2.55	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	2.71	$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	2.79	$160,000
Issued July 1, 2012	1,000,000	$0.1000	$0.100	3.00	$100,000
Issued July 15, 2012	1,000,000	$0.0001	$0.080	3.04	$80,000
Issued October 13, 2012	1,000,000	$0.0001	$0.090	3.29	$90,000
Issued in 2012	5,500,000				$570,000
Outstanding at December 31, 2012	20,500,000

Issued in 2013
Issued January 1, 2013	1,000,000	$0.2000	$0.060	3.51	$60,000
Issued January 11,2013	1,000,000	$0.0001	$0.050	3.53	$50,000
Issued April 11, 2013	1,000,000	$0.0001	$0.020	3.78	$20,000
Issued in 2013	3,000,000				110,000
Outstanding at June 30, 2013	23,500,000

Warrants outstanding and currently exercisable at June 30, 2013 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of Shares	Remaining Life (Years)	Exercise Price	Number of Shares	Exercise Price
Issued July 9, 2011	9,000,000	3.02	$0.0330	6,000,000	$0.0330
Issued July 21, 2011	3,000,000	2.05	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	2.30	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	2.55	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	2.71	$0.0010	500,000	$0.0001
Issued April 16, 2012	1,000,000	2.79	$0.0001	1,000,000	$0.0001
Issued July 1, 2012	1,000,000	3.00	$0.1000	1,000,000	$0.1000
Issued July 15, 2012	1,000,000	3.04	$0.1000	1,000,000	$0.0001
Issued October 13, 2012	1,000,000	3.29	$0.0001	1,000,000	$0.0001
Issued January 1, 2013	1,000,000	3.51	$0.2000	1,000,000	$0.2000
Issued January 11,2013	1,000,000	3.53	$0.0001	1,000,000	$0.0001
Issued April 11, 2013	1,000,000	3.78	$0.0001	1,000,000	$0.0001
	23,500,000			20,500,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement - NBN Enterprises, Inc.

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

During the six months ended June 30, 2013 and 2012, the Company incurred legal expenses of $17,500 and $21,000, respectively, under this agreement. At June 30, 2013 and December 31, 2012, the Company has amounts due of $28,000 and $10,500, respectively, under the agreement.

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

On June 30, 2013 and December 21, 2012 the Company owed the Lender $183,045 and $119,139, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded interest expense of $20,803 and $21,787, respectively, related to the line of credit.

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

For the three and six months ended June 30, 2013 and 2012, the Company recorded consulting services expense of $0 and $120,000, respectively, to Key Services.   At June 30, 2013 and December 31, 2012, the Company has no amounts owing to Key Services.

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

During the three months ended June 30, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $20,000 and $160,000, respectively, to TMDS under this agreement. During the six months ended June 30, 2013 and 2012, the Company recorded the issuance of one Warrant for 2,000,000 shares of common stock, valued at $70,000 and $230,000, respectively, to TMDS under this agreement.   As of June 30, 2013 and December 31, 2012, the Company is  obligated to issue seven Warrants totaling 11,000,000 shares of common stock and six Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

g )	License and Assignment Agreement – R.F.B., LLC

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

Further, the Contract provides for payment by the Company to RFB of specified license fees based on both gallons of high value organics produced utilizing the RFB technology, and a formula percentage of net profits realized from the recovery of all energy products from oil sands or tar sands over the term of the Contract by the Company (regardless of technology used) The Contract has a term of 25 years, or 20 years from the date of issuance of patents, whichever is shorter.  As of June 30, 2013 and December 31, 2012, there are no obligations due under the Contract.

h )	Industry Consulting and Nondisclosure Agreement and Amendments – Practical Sustainability LLC

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012.  Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of June 30, 2013 and December 31, 2012.

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

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011.  During the three months ended June 30, 2013 and 2012, TC gross revenues totaled $0 and $103,776, respectively, and during the six months ended June 30, 2013 and 2012, TC gross revenues totaled $0 and $405,479, respectively

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

	Three Months Ended June 30,
	2013	2012
Operating loss
Consulting services	$	$34,990
Recoverable energy		(317,302)
Total	$	$(282,312)

	Six Months Ended June 30,
	2013	2012
Operating loss
Consulting services	$	$280,651
Recoverable energy		(771,351)
Total	$	$(490,700)

Note 10.	CONTINGENCIES

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

Note 11.	SUBSEQUENT EVENTS

As disclosed in Form 8-K, dated August 8, 2013, Mr. Earl R. Beaver resigned as Director and Chief Technical Officer of Dynamic Energy Alliance Corporation (the “Company” or the “Registrant”), effective immediately.  Mr. Beaver’s resignation from the Company was not made in connection with any specific disagreement with us on any matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended June 30, 2013 and 2012.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Company Overview

Dynamic Energy Alliance Corporation (“DEAC”) was formerly Mammatech Corporation (“MAMM”) (or the “Company”), and was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has a business plan to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company is hoping to develop a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

Transformation Consulting (”TC”), a wholly-owned subsidiary of DEDC, provides business development, marketing and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement.  The last payment for this agreement was made in June 2012.

Plan of Operations

The Company’s business plan has been focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, was seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

Initially, the Company proposed to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management intended to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produce shredded tire feedstock usable in the plants. The Company’s business plan anticipated the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in 2013 and early 2014, as one of its initial milestones. So far we have been unsuccessful in this endeavour. Specifically, the Company planned to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Once a demonstration plant was completed and entered into full operations, the Company planned to development similar freestanding facilities at different US locations. Creation of such an initial plant requires obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. Although the Company sought to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis, we have been unable to find a suitable partner to date. The Company had identified a location in Ennis, Texas as a potential site upon which it could develop its first Energy Campus, and announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed. Unfortunately we have been unsuccessful in obtaining this capital and there is no indication that we will be able to obtain financing for this project at any point in the future.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $2,500,000 and $5,000,000 in equity from restricted stock sales or other acceptable financing options over the 12 month period beginning in the third quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary, or seek out potential acquisition or merger candidates.

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

Results from Operations

 Our operating results for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$-	$103,776	$-	$405,479
Operating expenses	46,284	372,714	244,204	896,179
Net operating loss	$(46,284)	$(268,938)	$(244,204)	$(490,700)

Our previous revenue represented TC commission revenues earned after Merger on March 9, 2011 from a management service agreement that the TC had in place prior to the merger.  The decrease in 2013 is primarily due to the decrease in new business activity since the business was acquired in 2011.

Our expenses for the three and six months ended June 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Project development costs	$-	$31,593	$-	$180,984
Consulting services	20,000	155,500	70,000	411,000
General and administrative expenses	26,284	185,621	174,204	304,195
Total Expenses	$46,284	$372,714	$244,204	$896,179

The decrease in project development costs from 2012 to 2013 is primarily due to no project development activities during the first or second quarter of 2013. The decrease in consulting services from 2012 to 2013 is primarily due to the termination of monthly consulting fees to Key Services on July 1, 2012. The decrease in general and administrative expenses from 2012 to 2013 is primarily due to decrease in in public company related costs, such as accounting, auditing, legal and investor related activities.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash and our working capital deficit is $1,741,510.  During the six months ended June 30, 2013, we generated no revenues and have a net loss of $265,048.  As of June 30, 2013, we have a cumulative deficit of $6,620,605. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of June 30, 2013	As of December 31, 2012

Current assets	$-	$592
Current liabilities	1,741,510	1,607,094
Working capital deficit	$(1,741,510)	$(1,606,502)

Cash Flows

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(57,545)	$(47,610)
Net cash provided by (used in) financing activities	56,953	40,528
Net decrease in cash	$(592)	$(7,082)

Cash Flows - Operating Activities

Cash used in operating activities of $57,545 in the six months ended June 30, 2013 is primarily due to net loss of $265,048, offset by non-cash warrant expenses for consulting services of $130,000 and general and administrative expenses of $77,503.

Cash Flows - Financing Activities

For the six months ended June 30, 2013, cash provided by financing activities is primarily due to proceeds from related party loan of $56,953. Cash provided by financing activities in the six months ended June 30, 2012 is due to cash received from contingent consideration of $19,530.

Going Concern Uncertainties

Management believes that our current financial condition, liquidity and capital resources may not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that if we generate sales revenue within the next 12 months, these sales revenues will not satisfy our cash requirements to implement our business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

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

The Company has a cumulative net loss of $6,260,605 as of June 30, 2013. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,500,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

In the six months ended June 30, 2013, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661.99.  The Company believes that the claims made by Birch First are baseless and without merit.  The Company is currently drafting a response and counterclaim against Birch First and its principles Pier S. Bjorklund and Helmut Wyzisk  for fraud.

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

10.24	Other Events, dated April 22, 2013 (incorporated by reference to Company’s Form 8-K, dated April 22, 2013)
10.25	Other Events, dated May 8, 2013 (incorporated by reference to Company’s Form 8_K, dated May 8, 2013)
21.1	List of Subsidiaries
99.1	Audited financial statements of DYNAMIC for the fiscal year ended December 31, 2010 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, dated March 16, 2011).
99.2	Audited financial statements of TC for the fiscal years ended December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2011).
101**	Interactive Data File (Form 10-K for the annual quarterly period ended December 31, 2012 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2*	Certification of the registrant's Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2*	Certification of the Company's Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

DYNAMIC ENERGY ALLIANCE CORPORATION (formerly Mammatech Corporation)

Date: August 30, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: August 30, 2013	By:	/s/ James Michael Whitfield
James Michael Whitfield,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)