Form 10-Q
period 2013-09-30
Dynamic Energy Alliance Corp
filed 2013-11-19
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______, to _______.

Commission File Number:  0-11050

Dynamic Energy Alliance Corporation
 (Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4447 N Central Expressway Suite 110-135, Dallas, TX 75403
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code: (972) 885-3981

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

196,050,937 shares of $0.0001 par value common stock on November 12, 2013

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)

Quarterly Report on Form 10-Q for the period ended September 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$7,269	$592
Prepaid expense	1,560	-

Total Current Assets	8,829	592

Total Assets	$8,829	$592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$532,946	$470,843
Income taxes payable	1,512	1,750
Loans payable to a related party	189,512	119,139
Contingent consideration payable to related party	1,015,362	1,015,362
Total Current Liabilities	1,739,332	1,607,094

Commitments and Contingencies

Stockholders' Deficit
Authorized:
Preferred Stock, Series A Convertible: 50,000,000 shares authorized, par value: $0.0001
0 issued and outstanding as of September 30, 2013 and December 31, 2012.	-	1,145
Common Stock: 300,000,000 shares authorized, par value $0.00003
173,550,937 and 82,508,825 issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively.	5,807	3,075
Additional paid-in capital	4,613,295	4,384,835
Accumulated deficit	(6,349,605)	(5,995,557)

Total Stockholders' Deficit	(1,730,503)	(1,606,502)

Total Liabilities and Stockholders' Deficit	$8,829	$592

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Unaudited Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended,		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$-	$14,710	$-	$420,189
Cost of revenue	-	-	-	-
Gross profit	-	14,710	-	420,189

Operating Expenses
Project development costs	-	2,845	-	183,829
Consulting services	-	100,000	70,000	450,000
General and administrative expneses	78,360	246,853	252,564	612,837
Total Operating Expenses	78,360	349,698	322,564	1,246,666

Loss from operations	(78,360)	(334,988)	(322,564)	(826,477)

Other Expenses

Interest expense	10,679	4,199	31,482	25,197
Other	-	109	40	109
Total other expense	10,679	4,308	31,522	25,306

Loss before income taxes	(89,039)	(339,296)	(354,086)	(851,783)

Provision for income taxes	-	-	-	-

Net Loss	$(89,039)	$(339,296)	$(354,086)	$(851,783)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year Basic and Diluted	82,508,825	82,019,605	82,508,825	81,544,611

DYNAMIC ENERGY ALLIANCE CORPORATION
(formerly Mammatech Corporation)
Unaudited Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net loss	$(354,086)	$(851,783)
Adjustments to reconcile net loss to net cash used in operations
Non-cash consulting expenses	-	38,659
Warrants issued for services	130,000	480,000
Operating Assets and Liabilities:
Prepaid expense	(1,560)
Accrued interest payable	62,181	295,435
Accounts payable	13,420
Decrease in income taxes payable	(238)	(12,000)
Net cash used in operating activities	(150,283)	(49,689)

Financing Activities:
Cash received from contingent consideration	-	18,948
Cash received from shareholder	100,007	-
Proceeds from related parties loan	56,953	25,197
Net cash provided by financing activities	156,960	44,145

Net (increase) decrease in Cash	6,677	(5,544)

Cash at Beginning of Period	592	7,652

Cash at End of Period	$7,269	$2,108

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$25,197
Cash paid for taxes	$-	$-

DYNAMIC ENERGY ALLIANCE CORPORATION
(Formerly Mammatech Corporation)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company has a business plan to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it is focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company has developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

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

On September 30, 2013 Habanero Properties LTD entered into an Assignment and Assumption Agreement with Harvey Dale Cheek, and Charles R. Cronin, Jr. (the “Assignment”). Pursuant to the Assignment, Habanero Properties LTD acquired 102,693,795 shares of Common Stock equal to 52.38% of the Company. As a result of the acquisition of these shares pursuant to the Assignment, a change of control of the Company has occurred and Habanero Properties LTD is now our majority shareholder.

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

For the nine months ended September 30, 2013, the Company sustained a net loss of $354,086 The Company currently has a working capital deficit with which to continue its operating activities. As of September 30, 2013, the Company has an accumulated deficit of $6,349,605. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Through September 30, 2013, TC gross revenues under the Stock Purchase Agreement totaled approximately $2,000,000. Through September 30, 2013, payments of the purchase price, net of refunds, totaled $984,638. At September 30, 2013, contingent consideration payable is $1,015,362. Under an amended payment schedule, the contingent consideration owing is due May 26, 2013.

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

The accompanying unaudited consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. Amounts related to disclosures of December 31, 2012 balances within those interim condensed consolidated financial statements were derived from the audited 2012 consolidated financial statements and notes thereto filed on Form 10-K on April 16, 2013.

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

Development costs are as follows:

	3 Months Ended		9 Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Development Costs	$-	$2,845	$-	$183,829

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

In accordance with ASC Topic 360-10-15 (prior authoritative literature: SFAS 144), the Company performed an assessment as of December 31, 2011. The Company assessed the recoverability of the carrying value of its intangible assets based on estimated undiscounted cash flows to be generated from this asset. For the year ended December 31, 2011, the Company determined that, based on estimated future cash flows, the intangible asset was fully impaired; accordingly, an impairment loss of the carrying amount of $2,000,000 was recognized as of December 31, 2011.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to affect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of September 30, 2013 and December 31, 2012, there were no outstanding dilutive securities.

Certain Reclassification

Certain 2012 items were reclassified to conform to the current year presentation. Such reclassifications had no effect on 2012 net income.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the accounting standards codified in ASC 740, Income Taxes as of its inception. Pursuant to those standards, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

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

The Company does not have any unrecognized tax benefits as of September 30, 2013 and December 31, 2012 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2013 and December 31, 2012.

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

The amounts due to a related party at September 30, 2013 and December 31, 2012 of $189,512 and $119,139, respectively, represent an unsecured promissory note (“Cronin - LOC”) due to a shareholder and director of the Company. These amounts are unsecured, bear interest at 15% per annum and payable, with accumulated interest, and due December 31, 2011. The Company is still seeking funding to fulfill its financial obligations under this agreement and is in default for non-payment. Without funds to settle this obligation or obtaining consent from the related party to defer payment of the amount owing, the related party has the right to demand payment from the Company. In conjunction with the execution of the Cronin - LOC, the Company issued a Warrant to the shareholder and director for the purchase of 9,000,000 shares of common stock in July 2011.

As disclosed in Form 8-K, dated May 8, 2013, effective May 7, 2013, Charles R. Cronin, Jr. (“Cronin”), a Director of the Company, accepted the Company’s offer to have Cronin deposit funds for professional fees, and for deferral of due dates for specific payments on the TCI Agreement, previously due in 2012. In exchange for the deferral of $1,015,362 to May 26, 2013 and the deposits for the Auditors fees, the Company assumes all of the TCI related debt under the TCI Agreement on a joint and several liability basis with its subsidiary DEDC (See Note 4).

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

For the three months ended September 30, 2013 and 2012, TC gross revenues totaled $0 and $103,776, respectively. For the nine months ended September30, 2013 and 2012, TC gross revenues totaled $0 and $405,479, respectively.

Through September 30, 2013, payments, net of refunds, made to Director totaled $0. At September 30, 2013 and December 31, 2012, contingent consideration payable to Director is $1,015,362 and $1,015,362, respectively, as follows:

	As of September 30, 2013	As of December 31, 2012

Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	984,938	984,938
	$1,015,362	$1,015,362

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

On October 10, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy IP Corporation (“DEIP”), executed a Non-Binding Letter of Intent (LOI) with Terpen Kraftig LLC (TK), a company managed by t wo of the Company’s Directors, Charles R. Cronin, Jr. and Dr. Earl Beaver, contemplating a definitive agreement within 45 days from said letter of intent under which TK would assign to DEIP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

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

(i)
Consulting Agreement- Key Services, Inc . – The Company incurred expenses for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings (“Consultant”) through June 2012. In July 2012, the consulting services agreement was amended whereby the Consultant agreed to terminate its monthly fee of $20,000 beginning July 1, 2012 and the accounts payable was settled in full. For the nine months ended September 30, 2013 and 2012, the Company paid consulting services expense of $0 and $120,000, respectively, to Consultant. At September 30, 2013 and December 31, 2012, the Company has no amounts owing to Consultant. See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. (“NBN”) – The Company incurred expenses for strategic business and legal services provided by a company related through common shareholdings for the three months ended September 30, 2013 and 2012, in the amount of $7,000 and $10,500, respectively. For the nine months ended September 30, 2013 and 2012, expenses totaled $17,500 and $21,000, respectively. At September30, 2013 and 2012, the Company has an accounts payable balance of $28,000 and $7,000, respectively, to this related party. See Note 8, Commitments and Contractual Obligations, for discussion. This agreement expired as of May ___, 2013.

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

During the three months ended September30, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $20,000 and $160,000, respectively, to TMDS under this agreement. During the nine months ended September30, 2013 and 2012, the Company recorded the issuance of one Warrant for 2,000,000 shares of common stock, valued at $70,000 and $230,000, respectively, to TMDS under this agreement.

As of September30, 2013 and December 31, 2012, the Company is obligated to issue seven Warrants totaling 10,000,000 shares of common stock and nine Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012. Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of September 30, 2013 and December 31, 2012.

f)
Cash contributed by related parties

During the nine months ended September 30, 2013, the related parties contributed $100,007 to the Company for the operating expenses. The transaction was recorded as an increase to the additional paid in capital.

Note 7.	CAPITAL STOCK

Authorized

The Company is authorized to issue 50,000,000 shares (previously 200,000,000 shares) of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares (previously 150,000,000 shares) of common stock having a par value of $0.00003 per share.

Forward Stock Split and Authorized Capital Stock

Effective September 15, 2011, by Articles of Amendment, the Company effected the following changes:

(1)	forward split all outstanding shares of the Corporation’s common stock on a 3 for 1 basis. Accordingly, common share disclosure has been presented on a post- split basis, except where noted.

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

(i)
During the period commencing on October 10, 2013 and terminating on October 10, 2015 (“the quarterly conversion period”), each holder of convertible preferred stock may elect to convert, on each March 31, September30, September 30 and December 31 occurring during the quarterly conversion period, that number of shares of convertible preferred stock equal to 25% of the total number of shares of convertible preferred stock initially issued to such Holder into full paid and non-assessable shares of common stock; and

(ii)
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

Issued and Outstanding

Preferred Stock

At September 30, 2013 and December 31, 2012, shares of preferred stock issued and outstanding totaled 0 and 11,453,804, respectively.

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

During the nine months ended September 30, 2013, the Company issued 393,182 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

On September 30, 2013, the Company entered into a series of repurchasing agreements with each of the shareholders of its Series A Convertible Preferred Stock. The Company entered into the agreement to eliminate future dilutive issuance as a result the Company was able to reduce its convertible share exposure by 33% and eliminate 75% control held by the Series A Preferred Stock. In exchange for the agreement, each of the Series A Preferred Stock holders were issued common stock in the Company based on weighted average conversation rate of 67% of the conversion rate. As a result the Company issued 91,042,112 shares of common stocks at par value of $.00003 in exchange for the repurchase each of the Series A Preferred stockholders.

Common Stock

At September 30, 2013 and December 31, 2012 shares of common stock issued and outstanding totaled 173,550,937 and 82,508,825, respectively.

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

Stock Purchase Warrants

During the nine months ended September30, 2013, the Company issued a total of three warrants for the purchase of 3,000,000 shares of common stock with a total value of $130,000. The following discusses the issuance of warrants during 2013:

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

Warrants outstanding at September30, 2013 are as follows:

	Outstanding Warrants
	Number of Shares	Exercise Price	Fair Value	Remaining Contractual Term (Years)	Expense
Issued in 2011
Issued July 9, 2011	9,000,000	$0.0330	$0.107	2.77	$964,297
Issued July 21, 2011	3,000,000	$0.0001	$0.110	1.80	*
Issued October 19, 2011	3,000,000	$0.0001	$0.110	2.05	$659,755
Issued and Outstanding at December 31, 2011	15,000,000				$1,624,052
* Included in October 19, 2011 issued warrants.

Issued in 2012
Issued January 17, 2012	1,000,000	$0.0001	$0.070	2.30	$70,000
Issued March 17, 2012	500,000	$0.0010	$0.140	2.46	$70,000
Issued April 16, 2012	1,000,000	$0.0001	$0.160	2.54	$160,000
Issued July 1, 2012	1,000,000	$0.1000	$0.100	2.75	$100,000
Issued July 15, 2012	1,000,000	$0.0001	$0.080	2.79	$80,000
Issued October 13, 2012	1,000,000	$0.0001	$0.090	3.04	$90,000
Issued in 2012	5,500,000				$570,000
Outstanding at December 31, 2012	20,500,000

Issued in 2013
Issued January 1, 2013	1,000,000	$0.2000	$0.060	3.25	$60,000
Issued January 11, 2013	1,000,000	$0.0001	$0.050	3.28	$50,000
Issued April 11, 2013	1,000,000	$0.0001	$0.020	3.53	$20,000
Issued in 2013	3,000,000				110,000
Outstanding at September 30, 2013	23,500,000

Warrants outstanding and currently exercisable at September 30, 2013 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of Shares	Remaining Life (Years)	Exercise Price	Number of Shares	Exercise Price
Issued July 9, 2011	9,000,000	2.77	$0.0330	6,000,000	$0.0330
Issued July 21, 2011	3,000,000	1.80	$0.0001	3,000,000	$0.0001
Issued October 19, 2011	3,000,000	2.05	$0.0001	3,000,000	$0.0001
Issued January 17, 2012	1,000,000	2.30	$0.0001	1,000,000	$0.0001
Issued March 17, 2012	500,000	2.46	$0.0010	500,000	$0.0001
Issued April 16, 2012	1,000,000	2.54	$0.0001	1,000,000	$0.0001
Issued July 1, 2012	1,000,000	2.75	$0.1000	1,000,000	$0.1000
Issued July 15, 2012	1,000,000	2.79	$0.1000	1,000,000	$0.0001
Issued October 13, 2012	1,000,000	3.04	$0.0001	1,000,000	$0.0001
Issued January 1, 2013	1,000,000	3.25	$0.2000	1,000,000	$0.2000
Issued January 11, 2013	1,000,000	3.28	$0.0001	1,000,000	$0.0001
Issued April 11, 2013	1,000,000	3.53	$0.0001	1,000,000	$0.0001
	23,500,000			20,500,000

Note 8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a)	Strategic Business and Legal Services Agreement - NBN Enterprises, Inc.

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

During the nine months ended September 30, 2013 and 2012, the Company incurred legal expenses of $17,500 and $21,000, respectively, under this agreement. At September 30, 2013 and December 31, 2012, the Company has amounts due of $28,000 and $10,500, respectively, under the agreement.

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

On September 30, 2013 and December 21, 2012 the Company owed the Lender $183,045 and $119,139, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of $20,803 and $21,787, respectively, related to the line of credit.

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

For the three and nine months ended September 30, 2013 and 2012, the Company recorded consulting services expense of $0 and $120,000, respectively, to Key Services. At September 30, 2013 and December 31, 2012, the Company has no amounts owing to Key Services.

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

During the three months ended September30, 2013 and 2012, the Company recorded the issuance of one Warrant for 1,000,000 shares of common stock, valued at $20,000 and $160,000, respectively, to TMDS under this agreement. During the nine months ended September30, 2013 and 2012, the Company recorded the issuance of one Warrant for 2,000,000 shares of common stock, valued at $70,000 and $230,000, respectively, to TMDS under this agreement. As of September30, 2013 and December 31, 2012, the Company is obligated to issue seven Warrants totaling 11,000,000 shares of common stock and six Warrants totaling 10,000,000 shares of common stocks, respectively, to TDMS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

Further, the Contract provides for payment by the Company to RFB of specified license fees based on both gallons of high value organics produced utilizing the RFB technology, and a formula percentage of net profits realized from the recovery of all energy products from oil sands or tar sands over the term of the Contract by the Company (regardless of technology used) The Contract has a term of 25 years, or 20 years from the date of issuance of patents, whichever is shorter. As of September30, 2013 and December 31, 2012, there are no obligations due under the Contract.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012. Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2012, and there are no obligations due PS as of September30, 2013 and December 31, 2012.

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

On October 10, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy IP Corporation (“DEIP”), executed a non-binding letter of intent (“LOI”) with Terpen Kraftig LLC (TK), a company managed by t wo of the Company’s Directors, Charles R. Cronin, Jr. and Dr. Earl Beaver, contemplating a definitive agreement within 45 days from said letter of intent under which TK would assign to DEIP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

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

Through its wholly owned subsidiary TC, the Company receives revenues from a related party based on billings received from certain of its direct to consumer membership club products after merger on March 9, 2011. During the three months ended September 30, 2013 and 2012, TC gross revenues totaled $0_ and $103,776, respectively, and during the nine months ended September 30, 2013 and 2012, TC gross revenues totaled $0 and $405,479, respectively.

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

	Three Months Ended September 30,
	2013	2012
Operating expenses
Consulting services	$	$34,990
Recoverable energy		(317,302)
Total	$	$(268,939)

	Nine Months Ended September 30,
	2013	2012
Operating expenses
Consulting services	$	$280,651
Recoverable energy		(771,351)
Total	$	$(490,700)

Note 10.	CONTINGENCIES

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

On November 4, 2013 by Board of Directors minutes, the Company effected the following changes:

(1)
Reverse stock split all outstanding shares of the Corporation’s common stock on a 1,300 for 1 basis. The reverse stock split will be authorized immediately and will become effective after proper notification and filing has been made to the regulators and securities markets. As of September 30, 2013, the stock split is not effective and the financial statements have not been retroactively restated.

(2)	The name change to Elite Data Services, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three month period ended September 30, 2013 and 2012.  This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Company Overview

Dynamic Energy Alliance Corporation (“DEAC”) was formerly Mammatech Corporation (“MAMM”) (or the “Company”), and was incorporated in the State of Florida on November 23, 1981 as Mammatech Corporation.

Through its wholly owned subsidiary, Dynamic Energy Development Corporation (“DEDC”), the Company had a business plan to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process was to be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company had hoped to develop a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

The Company was not able to successfully execute on this business plan and since then has been in a period of restructuring.  Management for the Company has changed significantly.  The majority owners of the Company has also changed.  During this transition the Company has endeavoured to streamline its business, tighten its capital structure and clean up many of its outstanding liabilities.

Plan of Operations

The Company’s business plan has been focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, was seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.  This line of business proved to ultimately be unsuccessful.  Currently, management for the Company is evaluating new potential lines of business and determining the best course of action for future implementation of its corporate strategies.

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $500,000 and $1,000,000 in equity from restricted stock sales or other acceptable financing options over the 12 month period beginning in the third quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary, or seek out potential acquisition or merger candidates.

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

Results from Operations

Our operating results for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenue	$-	$420,189	$-	$14,710
Operating expenses	322,564	1,246,666	78,360	349,988
Net operating loss	$(322,564)	$(826,477)	$(78,360)	$(334,988)

Our expenses for the three and nine months ended September 30, 2013 and 2012 are outlined in the table below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Project development costs	$-	$183,829	$-	$2,845
Consulting services	70,000	450,000	-	100,000
General and administrative expenses	252,564	612,837	78,360	246,853
Total Expenses	$322,564	$1,246,666	$78,360	$349,698

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

Liquidity and Capital Resources

As of September 30, 2013, we had no cash and our working capital deficit is $ 1,748,161.  During the nine months ended September 30, 2013, we generated no revenues and have a net loss of $ 354,086. We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed marketing and sales operations.

Working Capital

	As of September 30, 2013	As of December 31, 2012

Current assets	$8,829	$592
Current liabilities	1,739,332	1,607,094
Working capital deficit	$(1,748,161)	$(1,606,502)

Cash Flows

	Nine Months Ended September 30,
	2013	2012

Net cash used in operating activities	$(150,283)	$(49,689)
Net cash provided by financing activities	156,960	444,145
Net (increase) decrease in cash	$6,677	$(5,544)

Cash Flows - Operating Activities

Cash used in operating activities of $150,283 in the nine months ended September 30, 2013 is primarily due to net loss of $354,086, offset by non-cash warrant expenses for consulting services of $130,000 and general and administrative expenses of $73,765

Cash Flows - Financing Activities

For the nine months ended, September 30, 2013 shareholders made total contributions of $100,007 to pay for operating expenses.

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

The Company and has a cumulative net loss of $354,086. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $1,000,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

In the nine months ended September 30, 2013, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661.99.  The Company believes that the claims made by Birch First are baseless and without merit.  The Company is currently drafting a response and counterclaim against Birch First and its principles for unspecified damages relating to Birch First’s fraudulent inducement and violation of U.S. securities law.

On November 18, 2013 the Company became aware of litigation threatened by Birch First and Birch First Capital Management, LLC against the Company and Mr. Charles Cronin and Dr. Earl Beaver.  This threatened litigation relates to the August 16, 2013 complaint filed by Birch First.  If the threatened litigation is filed against the Company, we will continue to vigorously defend ourselves and pursue our counterclaims against Birch First and Birch First Capital Management, LLC.

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

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation

3.2	Articles of Amendment to Articles of Incorporation

3.3	By-Laws

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DYNAMIC ENERGY ALLIANCE CORPORATION

Date: November 19, 2013	By:	/s/ Steven Frye
Steven Frye,
Chief Executive Officer
(Duly Authorized and Principal Executive Offer)

Date: November 19, 2013	By:	/s/ Josh Stocks
Josh Stocks,
Chief Information Officer (Treasurer)
(Duly Authorized and Principal Financial Officer)