Form 10-Q/A
period 2013-09-30
Elite Data Services, Inc.
filed 2014-01-17
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________, to __________.

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

As of November 12, 2013, 196,050,937 shares of $0.0001 par value common stock were outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Form 10-Q, or this Amendment, to amend the Form 10-Q for the fiscal quarter ended September 30, 2013 (Commission File Number: 0-11050), or the Form 10-Q, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on November 19, 2013. The purpose of this Amendment is to amend, restate, and clarify Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations for disclosures to the quarter ending on September 30, 2013 and clarify that Item 6. Exhibit 3.1 refers to the Company’s Articles of Incorporation and Exhibit 3.2 refers to the Company’s Amended Articles of Incorporation (and shall always be so when future referenced), which have been filed in the State of Florida, with the Department of Corporations. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(a) Company Overview

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

The Company was not able to successfully execute on this business plan and since then has been in a period of restructuring. Management for the Company has changed significantly. The majority owners of the Company has also changed. During this transition the Company has endeavored to streamline its business, tighten its capital structure and clean up many of its outstanding liabilities. During this time, the Company’s management has also diligently pursued other potentially valuable technologies and assets in the automotive intellectual property sector with which it will include as its primary business model. The Company’s management, certain employees and independent contractors have been working with the Company’s existing business affiliations to maintain the good will of the Company and to transition itself into the automotive intellectual property sector. The Company continues to operate to exploit these opportunities, its current affiliations and its business transition plans.

(b) Plan of Operations

The Company’s business plan has been focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, was seeking to locate joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants which provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company has identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant. This line of business proved to ultimately be unsuccessful and the Company has been winding down that aspect of its business plan by working with its current affiliations to maintain the Company’s good will and assets, including its network of industry specific businesses and professionals. Simultaneously with the wind down of its recoverable energy plans, the Company has actively pursuing certain types of valuable technologies and assets in the automotive intellectual property sector. Management continues to explore, evaluate and negotiate with several new potential lines of business to transition its “tires to energy” business into an intellectual property based business in the automotive industry . Management is in the process of determining the best course of action for the immediate future implementation of its corporate strategies.

PART II – OTHER INFORMATION

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Articles of Incorporation of the Registrant, filed with the Secretary of State of the State of Florida on November 23, 1981, filed with the Department of Corporations

3.2*	Articles of Amendment to Articles of Incorporation of the Registrant, as amended and restated with the Secretary of State of the State of Florida, filed with the Department of Corporations

3.3	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (filed on October 2, 2013) dated September 30, 2013)

31.1*	Certification of Steven Frye, Chief Executive Officer , pursuant to Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 *	Certification of Josh Stocks, Principal Financial Officer, pursuant to Rule 13a-14(a)/15(d)-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 *	Certification of Steven Frye, Chief Executive Officer, pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes- Oxley Act)

32.2 *	Certification of Josh Stocks, Principal Financial Officer, pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-OxleyAct)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Report on Form 10-Q for the quarter ended September 30, 2013 to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC ENERGY ALLIANCE CORPORATION

Date: January 15, 2014	By:	/s/ Steven Frye
Steven Frye
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date: January 15, 2014	By:	/s/ Josh Stocks
Josh Stocks
Controller and Principal Financial Officer
(Duly Authorized and Principal Financial Officer)