Form 10-K
period 2013-12-31
Elite Data Services, Inc.
filed 2014-05-12
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

Commission file number: 0-11050

ELITE DATA SERVICES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4447 N. Central Expressway Ste 100-135 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(972) 885-3981

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,053,150.

As of May 6, 2014, 14,915,450 shares of the common stock of the registrant were outstanding.

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

PART I

Item 1. Business

Background

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that the Company was formerly Mammatech Corporation. We were originally incorporated in the State of Florida in 1981, under the name Mammathetics Corp.

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of the Company, shifting its focus to the recoverable energy sector. In connection with this the Company planned to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it was focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process will be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company had developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

In conjunction with the acquisition of DEDC, the Company acquired Transformation Consulting (‘TC”), a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement. As the Company continues its operations, it has decided to focus more on the advertising and marketing plan that generated revenues in the Company’s past.

Company History

DEDC’s business plan focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, sought joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants to provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

DEDC proposed to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management attempted to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produced shredded tire feedstock usable in the plants. The Company’s business plan anticipated the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2013 and early 2014, as one of its initial milestones. Specifically, the Company planned to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Creation of such an initial plant required obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company hoped to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. The Company had identified a potential site in Ennis, Texas upon which it could develop its first Energy Campus, and announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed. However, to date, the Company was unable to obtain the necessary financing to secure the Energy Campus.

As a result of the Company not being able to obtain the necessary funding to develop its plan as set forth above during the third quarter of 2013 new management joined the Company and the Company decided to focus mainly on the marketing and advertising sector with dynamic and complex web platforms whose assets include web systems operated for profit. The Company’s focus was mainly, but not limited to, the marketing and advertising sector within the automotive domain ranging from services to include third party advertisers, affiliate networks, private sellers, and automotive dealerships.

Since September 30, 2013, the Company has been focused on the marketing and advertising sector based on TC’s business model of developing, marketing, administering, and selling various consumer products and services including its membership club products. As of the year ended 2013, we entered into negotiations to purchase assets related to the Company’s alternative business strategy that had demonstrated positive revenues in the Company’s past.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 1B. Unresolved Staff Comments

As the Company is neither an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), or is a well-known seasoned issuer the Company is not required to provide disclosure pursuant to this Item.

Item 2. Properties.

The Company’s office is located at 4447 N. Central Expressway Ste 110-135 Dallas, Texas 75205.

Item 3. Legal Proceedings.

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The Company filed a response and counterclaim against Birch First and its principal for unspecified damages relating to Birch First’s fraudulent inducement and violation of U.S. securities law. Both claims are currently pending.

On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. The litigation is correlated to conduct by the former board members named above in relation to energy sector technologies. A motion to dismiss has been filed by the Company concerning this derivative lawsuit, ascertaining, among other things, that Birch First’s representation of the shareholder class is inconsistent based on his position to directly recover a judgment from the company, which in turn negatively impacts the very class of shareholders Birch alleges to represent. At this point in time, the Company has no evidence that supports Birch’s litigation, but believes it is the proper party to take action in recovery if evidence to the contrary is provided in further proceedings that is in the Company’s and shareholder’s best interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol DEAC.

The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2013:
First Quarter	$0.06	$0.02
Second Quarter	$0.04	$0.01
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.03	$0.00

Fiscal year ended December 31, 2012:
First Quarter	$0.30	$0.05
Second Quarter	$0.19	$0.09
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.09	$0.04

* Number not adjusted for reverse stock split of 1300-1 conducted by the Company on November 4, 2013.

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

As of April 25, 2014, there are approximately 386 shareholders of record, including beneficial holders of the Company’s stock, with 14,915,450 shares outstanding of common stock.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation, as amended, and By-Laws.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Debt Securities

On July 9, 2011, the Board of Directors of the Company approved and executed a debt agreement with a related party, Charles R. Cronin, a former director of the Company (the “Lender”), whereby, the Lender established, for a period extended to December 31, 2011, a revolving line of credit (“LOC - Cronin”) for the Company in the principal amount of $100,000, bearing interest at 15% per annum and payable, with accumulated interest, December 31, 2011. The LOC – Cronin was increased to $200,000 in September 2011, and further increased to $300,000 in October 2011. As of December 31, 2013 and 2012, the Company owed the Lender a total of $-0- and $119,139, respectively.

Stock Purchase Warrants

On September 17, 2013 a warrant holder exercised 385 warrants at the cashless exercise price on as provided for in the warrant.

On September 30, 2013, in conjunction with the repurchase agreements with the holders of the Series A Convertible Preferred Stock and the Assignment and Assumption Agreement entered into by Charles Cronin (former director of the Company) and Habanero Properties, Ltd. (former majority shareholder), Mr. Cronin assigned his warrants and those of TMDS at their strike price and 16,923 shares of common stock to Habanero Properties, Ltd, for $298,300. The purchase price was offset by amounts due under Habanero’s line of credit agreement that amounted to $189,512 at the time of exercise with the remaining balance of of $108,788 being offset against the Contingent Consideration Payable Amount assigned to Habanero Properties in the Assignment and Assumption Agreement dated September 30, 2013.

Recent Sales of Unregistered Securities

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

On September 30, 2013, the Company entered into a series of repurchase agreements with each of the shareholders of its Series A Convertible Preferred Stock. Pursuant to the terms of the repurchase, each of the Series A Preferred Stock holders were issued common stock in the Company based on weighted average conversation rate of 67% of the applicable conversion rate. As a result, the Company issued an aggregate of 70,032 shares of common stock in exchange for the repurchase each of the Series A Preferred stockholders. The shares of common stock issued in connection with the Repurchase were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Repurchase, the following individuals were issued shares of common stock (adjusted for the 1 for 1,300 reverse split) in exchange for the repurchase of their Series A Preferred Stock. (The individuals listed in the table below shall be collectively referred to as the “Preferred Holders”)

Name	Shares of Common Stock
Charles R. Cronin Jr.	42,272
James Michael Whitfield	11,611
Harvey Dale Cheek	13,635
Dr. Earl Beaver	2,514
TOTAL	70,032

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

Company Overview and History

Our business is focused mainly, but not limited to, the marketing and advertising sector with dynamic and complex web platforms whose assets include web systems operated for profit. Currently, the Company’s focus is mainly, but not limited to, the marketing and advertising sector within the automotive domain ranging from services to include third party advertisers, affiliate networks, private sellers, and automotive dealerships.

For the last two years, the Company has executed its business plan in the recoverable energy sector. As management awaits a joint venture opportunity if it is to continue in the recoverable energy sector, the Company has devoted its energy towards the marketing and advertising sector of the Company’s wholly owned subsidiary Transformation Consulting, Inc. (“TC”) that generated the most revenue in its past operations. TC is in the business of developing, marketing, administering and selling various consumer products and services including its membership club products. In March 9, 2011, DEDC acquired all of the outstanding shares, of Transformation Consulting (“TC”) pursuant to a Stock Purchase Agreement between a former director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively. As of September 2013, the Company has devoted its energy towards the marketing and advertising sector that generated the most revenue for the Company in its past operations.

History

Elite Data Services, Inc., (“DEAC”), formerly Dynamic Energy Alliance Corporation (the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammathetics Corp. On November 4, 2013 the Board of Directors approved the proposal to change the name of the company from Dynamic Energy Alliance Corporation to Elite Data Services, Inc. The name change was effected by means of an amendment to the Articles of Incorporation of the Company in accordance with applicable Florida state laws. The action was approved by the written consent of a majority of all shareholders entitled to vote on the record date.

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of the Company and DEDC staff began to operate the Company, shifting its focus to the recoverable energy sector. The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011. The Company’s new trading symbol, DEAC, became effective in December 2011 and the Company is still currently trading under this symbol.

Through its wholly owned subsidiary, DEDC, the Company’s business plan was to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, DEDC focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste. This process was to be accomplished with limited residual waste product and significant reductions in greenhouse gases, compared to traditional processing. To maximize this opportunity, the Company developed a scalable, commercial development strategy to build "Energy Campuses" with low operational costs and long-term, recurring revenues.

In conjunction with the acquisition of DEDC, the Company acquired TC, a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement. As the Company continues its operations, it has decided to focus more on the advertising and marketing model that generated revenues in the Company’s past.

DEDC’s business plan focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, sought joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants to provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

DEDC proposed to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management attempted to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produced shredded tire feedstock usable in the plants. The Company’s business plan anticipated the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2013 and early 2014, as one of its initial milestones. Specifically, the Company planned to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Creation of such an initial plant required obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company hoped to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. The Company had identified a potential site in Ennis, Texas upon which it could develop its first Energy Campus, and announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed. However, to date, the Company was unable to obtain the necessary financing to secure the Energy Campus.

As a result of the Company not being able to obtain the necessary funding to develop its plan as set forth above during the third quarter of 2013 new management joined DEAC and decided to focus mainly on the marketing and advertising sector with dynamic and complex web platforms whose assets include web systems operated for profit. This business model was not foreign to the Company as its wholly owned subsidiary, TC, had been engaged in developing, marketing, administering, selling various consumer products and services including membership club products two years prior. As of December 31, 2013, the Company worked on securing its operations under the marketing and advertising sector and review transactional history of liabilities and assets pertaining to the Company’s operating history while solely engaged in the energy sector.

Change of Control of Registrant

On September 30, 2013 Habanero Properties LTD entered into an Assignment and Assumption Agreement with Harvey Dale Cheek, and Charles R. Cronin, Jr. (the “Assignment”). Pursuant to the Assignment, Habanero Properties LTD acquired 78,995 shares of Common Stock equal to 52.38% of the outstanding shares of Common Stock of the Company. As a result of the acquisition of these shares pursuant to the Assignment, a change of control of the Company occurred.

On September 30, 2013 the Company entered into a series of repurchase agreements (the “Repurchase”) with each of the holders of its Series A Convertible Preferred Stock. Pursuant to the terms of the Repurchase, each of the Series A Preferred Stockholders were issued common stock in the Company based on a weighted average conversion rate of 67% of the conversion rate owed to each of the Series A Preferred Stock holders pursuant to the current terms of the Series A Preferred Stock.

Pursuant to the terms of the Repurchase, the following individuals were issued shares of common stock (adjusted for the 1 for 1,300 reverse split) in exchange for the repurchase of their Series A Preferred Stock. (The individuals listed in the table below shall be collectively referred to as the “Preferred Holders”)

Name	Shares of Common Stock
Charles R. Cronin Jr.	42,272
James Michael Whitfield	11,611
Harvey Dale Cheek	16,635
Dr. Earl Beaver	2,514
TOTAL	70,032

On September 30, 2013, in connection with the acquisition by Habanero Properties LTD. of approximately 52.38% of the issued and outstanding shares of common stock of the Registrant each of the then Officers and Directors of the Company tendered their resignation. Immediately prior to tendering their resignation, the Board of directors unanimously approved the appointment of three new Officers and three new Directors as set forth below.

Appointment of Directors

●	Jim Ricketts
●	Sarah Myers
●	Steven Frye

Appointment of Officers

●	Steven Frye – Chief Executive Officer (President)
●	Sarah Myers – Chief Operations Officer (Secretary)
●	Josh Stocks – Chief Information Officer (Treasurer)

Acceptance of Resignation

●	Charles R. Cronin, Jr.– Chairman of the Board of Directors
●	James Michael Whitfield – Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director
●	Tracy Williams – Vice President, Secretary and Director
●	Harvey Dale Cheek – Director
●	Karl Johnson – Director
●	Fiona Sutton – Director

Plan of Operations

For the last two years, the Company’s business plan has focused on developing and implementing recoverable energy technologies. As the Company has been unable to secure financing or a plant location, management has shifted its operations to focus on the marketing and advertising sector of TC. In support of this business direction, the Company entered into two asset purchase agreements in January 14, 2014 for classifiedride.com and autoglance.com. Classfiedride.com is a website where end users can search or list their vehicle, boat, RV, (anything with a motor) for sale. To offer a different approach to the car purchasing and selling market, the ClassifiedRide team works on aiding the private seller buy and trade their vehicle using social media and mobile application enhancements. The Company has been in the development of creating mobile marketing and social mediate tools for integrated maximum exposure to connect with traders and sellers on a more personal level. The Company’s mission is to expand its offerings to revolutionize each sector of its industries. Our management team has over 45 years of experience in the advertising and marketing industry; however, the Company’s goal is to eventually penetrate different markets by utilizing the Company’s technology and network-maximizing software. Currently, the Company is intently focused on the automotive sector, yet the potential application of the Company’s software aligns to a multitude of other industries and products. Whether the industry expansion is done in-house or on a licensed/leased basis is to be determined, but the Company’s purpose with this business model is to be first to market in a complete offering of technology-oriented networks. In addition, the Company is creating our own advertising network that will be used to generate traffic and revenue to further the Company’s operations.

Requirements and Utilization of Funds

To implement our plan of operations in the marketing and advertising sector, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount of $2,000,000 in equity from restricted stock sales or other acceptable financing options over the twelve month period beginning in the first quarter of 2014 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. To date management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, is uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Management has plans for the staged continued development of our business over the next twelve months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

Going Concern

In their report for our2012 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products.

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

Use of Estimates

Preparation of the our financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

We account for the fair value of financial instruments in accordance with the FASB ASC Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

●	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument;

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the years 2013 and 2012, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal periods, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2013, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended December 31, 2011 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the years ended December 31, 2013 and 2012, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2013 and 2012, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting year did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results from Operations

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2013	2012
Revenue	$0	$420,189
Operating and other expenses	472,154	1,470,137
Net operating (loss) income	$(472,154)	$(1,049,948)

In 2012, revenue figure above represents TC commission revenues earned after merger on March 9, 2011 from a management service agreement that TC had in place prior to the merger. In 2013, the revenue figure above reflects membership subscriptions efforts inspired by TC’s former business model in which the Company currently is exercising. No revenues were generated from the Company’s efforts in the Recoverable Energy Sector.

Operating Expenses

Our expenses for the years ended December 31, 2013 and 2012 are outlined in the table below:

	Twelve Months Ended December 31,
	2013	2012
Project development costs	$21,999	$119,229
Consulting services	261,536	597,221
General and administrative expenses	147,434	721,017
Total Operating Expenses	$430,969	$1,437,467

The decrease in project development costs from 2012 to 2013 is primarily due to project activities related to investigation and design of proto-type equipment that started in third quarter of 2012 and was contingent upon external financing, which the Company did not receive. The decrease in consulting services from 2012 to 2013 are primarily due to the Company budgeting its expenses. The decrease in general and administrative expenses from 2012 to 2013 is primarily due to Company budget of expenses.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $2,884 and our working capital deficit was $1,485,316. As of December 31, 2013, we generated no revenues and have a net loss of $472,154. As of December 31, 2012, we had cash of $592 and a working capital deficit is $1,606,502. During the year ended December 31, 2012, we generated revenues of $420,189 and had a net loss of $1,049,948. As of December 31, 2012, we have a cumulative net loss of $5,995,557. We are illiquid and need cash infusions from investors and/or current shareholders to support our marketing and sales operations.

Cash Flows

	Twelve Months Ended December 31,
	2013	2012

Net cash used in operating activities	$(233,507)	$(26,008)
Net cash provided by financing activities	235,799	18,948
Net (decrease) increase in cash	$2,292	$(7,060)

Cash Flows - Operating Activities

Cash used in operating activities of $233,507 in the year ended December 31, 2013 is primarily due to loans the Company partook to pay for expenses related to operations and Company general expenses. Cash used in operating activities of $26,008 in the year ended December 31, 2012 is primarily due to net loss of $1,049,948, offset by non-cash warrant expenses for consulting services of $570,000, other non-cash consulting expenses of $173,408 and an increase in accounts payable and accrued expenses of $264,727.

Cash Flows - Financing Activities

Cash provided by financing activities in the year ended December 31, 2013 is due to subscription agreements of $155,000 and proceeds from related parties of $80,799. Cash provided by financing activities in the year ended December 31, 2012 was due to $18,948 net cash received from contingent consideration.

15

Going Concern Uncertainties

Management believes that our current financial condition, liquidity and capital resources may not satisfy our cash requirements for the next twelve months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate more sales revenue within the next 12 months, but that these sales revenues may not satisfy our cash requirements to implement our business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

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

The Company and has a cumulative net loss of $6,482,711 at December 31, 2013. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements

ELITE DATA SERVICES, INC.
 (Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Elite Data Services, Inc. and Subsidiaries (formerly Dynamic Energy Alliance Corporation)

We have audited the accompanying consolidated balance sheets of Elite Data Services, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. Our audits also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $6,467,711 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
May 12, 2014

ELITE DATA SERVICES, INC. AND SUBSIDIARIES
(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$2,884	$592
Total Assets	$2,884	$592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$460,278	$470,843
Income taxes payable	—	1,750
Loans to a related party	41,348	119,139
Contingent consideration payable	906,574	1,015,362
Total Current Liabilities	1,408,200	1,607,094

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 50,000,000 shares Series A authorized; issued and outstanding 0 and 8,811, respectively (1)	—	1
Common stock, $0.00003 par value; 300,000,000 shares authorized; issued and outstanding 150,488 and 63,468, respectively (1)	5	2
Stock subscriptions	155,000	—
Additional paid-in capital	4,907,390	4,389,052
Deficit accumulated	(6,467,711)	(5,995,557)
Total Stockholders’ Deficit	(1,405,316)	(1,606,502)
Total Liabilities and Stockholders’ Deficit	$2,884	$592

(1) On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1for 1300. This has been presented on a retroactive bass in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES
 (Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

REVENUES	$—	$420,189

OPERATING EXPENSES
Project development costs	21,999	119,229
Consulting services	261,536	597,221
General and administrative	147,434	721,017
Total Operating Expenses	430,969	1,437,467

LOSS FROM OPERATIONS	(430,969)	(1,017,278)

OTHER (EXPENSE):
Interest expense	41,185	34,098
Other	—	322
Total Other Expense	41,185	34,420

LOSS BEFORE PROVISION FOR INCOME TAXES	(472,154)	(1,051,698)

PROVISION FOR INCOME TAX(BENEFIT)	—	(1,750)

NET LOSS	$(472,154)	$(1,049,948)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(5.70)	$(16.70)

Weighted Average Common Shares Outstanding:
Basic and diluted (1)	85,640	62,890

(1) On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1for 1300. This has been presented on a retroactive bass in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDARIES
(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2011	5,949	$1	62,542	$2	$—	$3,645,645	$(4,945,609)	$(1,299,961)
Issuance of warrants	—	—	—	—	—	570,000	—	570,000
Issuance of common stock	—	—	926	—	—	173,035	—	173,035
Issuance of preferred stock	1,923	—	—	—	—	250	—	250
Dilutive issuance	939	—	—	—	—	122	—	122
Net loss for the year	—	—	—	—	—	—	(1,049,948)	(1,049,948)
Balance, December 31, 2012	8,811	$1	63,486	$2	$—	$4,389,052	$(5,995,557)	$(1,606,502)

Issuance of warrants	—	—	—	—	—	140,000	—	140,000
Issuance of preferred stock	302	—	—	—	—	40	—	40
Cashless conversion of warrants to common stock	—	—	385	—	—	—	—	—
Conversion of warrants to common stock	—	—	16,923	1	—	298,299	—	298,300
Forgiveness of debt by former CEO	—	—	—	—	—	80,000	—	80,000
Issuance of common stock in exchange for preferred stock	(9,113)	(1)	70,032	2	—	(1)	—	—
Subscription agreements	—	—	—	—	155,000	—	—	155,000
Effect of reverse stock split	—	—	(320)	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(472,154)	(472,154)
Balance, December 31, 2013	—	$—	150,488	$5	$155,000	$4,907,390	$(6,467,711)	$(1,405,316)

(1) On the effective date of the reverse split, all outstanding shares of the Company’s Common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES
(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(472,154)	$(1,049,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash consulting expenses	40	173,408
Warrants issued for services	140,000	570,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	69,435	264,727
Income taxes payable	(1,750)	(13,750)
Loans payable to related parties	30,922	29,555
Net cash used in operating activities	(233,507)	(26,008)

FINANCING ACTIVITIES:
Proceeds from subscription agreements	155,000	-
Cash received from contingent consideration	-	18,948
Proceeds from related parties	80,799	-
Net cash provided by financing activities	235,799	18,948
NET INCREASE (DECREASE) IN CASH	2,292	(7,060)
CASH BEGINNING OF THE YEAR	592	7,652
CASH END OF THE YEAR	$2,884	$592
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$12,025
Interest paid	$-	$-

Non-Cash Transactions:
Warrants converted to common stock as settlement for related loans	$298,300	$-
Forgiveness of related party loans	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES
(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Note 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp. From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of the Company, shifting its focus to the recoverable energy sector. In connection with this the Company planned to develop, commercialize, and sell innovative technologies in the recoverable energy sector. Specifically, it was focused on identifying, combining and enhancing existing industry technologies with proprietary recoverable production and finishing processes to produce synthetic oil, carbon black, gas, and carbon steel from discarded or waste tires waste.

In conjunction with the acquisition of DEDC, the Company acquired Transformation Consulting (‘TC”), a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement. As the Company continues its operations, it has decided to focus more on the advertising and marketing plan that generated revenues in the Company’s past.

History

DEDC’s business plan focused on developing and implementing recoverable energy technologies. DEDC, the Company’s wholly owned subsidiary, sought joint venture partners or other financing partners (hereinafter collectively “joint venture partners”), on a project by project basis, for the purpose of development, construction and operation of free standing plants to provide full cycle processing to convert discarded tires into shelf ready, saleable synthetic oil and solvents and carbon products (hereinafter referred to as “plants”). Although, the Company identified various plant locations and potential joint venture opportunities, as of today, it has not executed any agreements for the development of a plant.

DEDC proposed to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management attempted to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produced shredded tire feedstock usable in the plants. The Company’s business plan anticipated the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2013 and early 2014, as one of its initial milestones. Specifically, the Company planned to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Creation of such an initial plant required obtaining a location that has a dependable supply of waste feed stock for the plant, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company hoped to partner with other companies who can provide tire feedstock, land for a plant, and/or capital, on a joint venture basis. The Company had identified a potential site in Ennis, Texas upon which it could develop its first Energy Campus, and announced its intention to purchase such site, pending the completion of favorable due diligence and the obtaining of the necessary capital required to proceed. However to date, the Company was unable to obtain the necessary financing to secure the Energy Campus.

As the market for high end financing suffered to the downtown in the economy, the Company’s management began to assess the future of the Company for acquisitions relating to TC’s marketing strategies. Beginning in August 2013, the Company introduced new management to assist with the Company’s priorities and determine the best course of action to implement its business plan. This included evaluating all business opportunities related to the Company’s subsidiaries.

During this period, the Company evaluated DEDC’s potential assets to assess the feasibility of going forward on DEDC’s business plan and determined conclusively it was not in the Company’s best interest based on past operations and significant reliance on external financing. As the Company plans to continue and concentrate on the marketing and advertising solutions in which Transformation Consulting, Inc. had generated the most revenue for the Company in the past, the Company will not be exclusively focusing on DEDC’s business plan absent a joint partnership if these operations of the Company are to continue. As of December 31, 2013, no reasonably acceptable joint partnership has surfaced, prompting the Company to focus on the marketing and advertising sector of its wholly owned subsidiary Transformation Consulting, Inc.

History of Transformation Consulting, Inc.

Since September 30, 2013, the Company has been focused on its wholly owned subsidiary, Transformation Consulting, Inc.’s (“TC”) business model involving advertising, consulting and marketing services. More specifically, TC is in the business of developing, marketing, administering and selling various consumer products and services including its membership club products. In March 9, 2011, DEDC acquired all of the outstanding shares, of TC pursuant to a Stock Purchase Agreement between a former director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price. Under the original agreement (which is not currently in effect to date), if TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

Through December 31, 2012, TC’s gross revenues under the Stock Purchase Agreement totaled approximately $2,000,000. Through December 31, 2012, payments of the purchase price, net of refunds, totaled $984,638. At December 31, 2012 and 2013, the contingent consideration payable was $1,015,362 and $906,574, respectively. Under an amended payment schedule, the contingent consideration owing was due December 15, 2012. Under this original agreement, the Company needed funding to fulfill its financial obligations and was in default for non-payment. TC’s past revenues were primarily related to a January 2013, Management Services and Agency Agreement (“Agency Agreement”). On September 30, 2013, Charles R. Cronin assigned to Habanero Properties, Ltd, all of its rights under this note.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, a privately held corporation, with DEDC becoming a wholly-owned subsidiary of the Company. The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed. Following the Merger, the Company abandoned its prior business and concurrently adopted DEDC’s business plan as its principal business. In addition, the director and officer of the Company were replaced by the directors and officers of DEDC. On October 2, 2013, an Assignment and Assumption Agreement was entered into by the Company and Habanero Properties in which Habanero Properties purchased controlling ownership of the Company’s outstanding common stock.

Note 2. GOING CONCERN

Since inception, the Company has a cumulative net loss of $6,467,711. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

During 2012, the Company has generated revenue in the amount of $420,189. Management has continued to manage its costs for 2013 to ensure appropriate funding is on hand for its operation. The Company's 2013 projections were not met.

Note 3. MERGER WITH DYNAMIC ENERGY DEVELOPMENT CORPORATATION

(a)	Description of the Merger

This merger acquisition was transacted as follows (The Company’s shares of common stock disclosures in this note have been presented on a post forward stock split basis.):

The Company, DEDC and Verdad Telecom (“Controlling Shareholder”) entered into a Share Exchange Agreement, pursuant to which Controlling Shareholder, owning an aggregate of 44,786,188 shares of common stock of the Company (“Common Stock”), equivalent to 85.5% of the issued and outstanding Common Stock (the “Old Shares”) would return its shares to treasury and DEDC shareholders would exchange 17,622,692 DEDC shares on a one for one basis of newly issued shares of the Company. On return of such shares to treasury, the Controlling Shareholder received a cash payment of $322,000 (the “Purchase Price”). In addition, prior to the effective time of the Merger, 6,000,000 shares of the Company’s common stock were issued to a debenture holder pursuant to an investment bonus feature in the convertibility of debenture notes. Immediately prior to the effective time of the Merger, 22,871,100 shares of the Company’s common stock were issued and outstanding. Upon completion of the Merger, the DEDC shareholders owned approximately 69.8% of the Company’s issued and outstanding common stock.

All references to share and per share amounts in these financial statements have been restated to retroactively reflect the number of shares of common stock issued pursuant to the Merger.

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

The Company’s historical accumulated deficit for periods prior to March 9, 2011, in the amount of $3,075,165 was eliminated by offset against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of common stock as having been issued pursuant to the Merger on March 9, 2011. The shares of common stock of the Company issued to the DEDC stockholders in the Merger are presented as having been outstanding since December 13, 2010, the month when DEDC first sold its equity securities.

Because the Merger was accounted for as a reverse acquisition under Generally Accepted Accounting Principles (“GAAP”), the financial statements for periods prior to March 9, 2011 reflect only the operations of DEDC.

Note 4. ACQUISITION OF TRANSFORMATION CONSULTING, INC.

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

Through December 31, 2012, TC gross revenues under the Stock Purchase Agreement totaled approximately $2,000,000. Through December 31, 2012, payments of the purchase price, net of refunds, totaled $984,638. At December 31, 2012 and 2013, contingent consideration payable is $1,015,362 and $906,574, respectively. Under an amended payment schedule, the contingent consideration owing was due December 15, 2012. On September 30, 2013, Charles R. Cronin assigned this debt to Habanero Properties, Ltd.

Note 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc.. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the years ended December 31, 2013 and 2012, total development costs amounted to $21,999 and $119,229, respectively. At December 31, 2013 and December 31, 2012, the Company had no deferred product development costs.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

•	Level 3	inpuinputs to the valuation methodology are unobservable and significant to the fair measurement.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of December 31, 2013 and December 31, 2012, there were no outstanding dilutive securities.

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

The Company does not have any unrecognized tax benefits as of December 31, 2013 and December 31, 2012 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2013 and December 31, 2012.

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

Recently and Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 6. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

a)	Loans payable to related party - Cronin – LOC

The amounts due to a related party at December 31, 2013 and 2012 of $-0- and $119,139 , respectively, represent an unsecured promissory note (“Cronin - LOC”) due to a former shareholder and former director of the Company. These amounts are unsecured, bear interest at 15% per annum and payable, with accumulated interest. This financial instrument has no outstanding balance at December 31, 2013, as the outstanding balance owed at the time of exercise of his warrants was offset towards partial payment of the warrants exercised at their strike price and aggregated $189,512.

In conjunction with the execution of the Cronin - LOC, the Company issued a Warrant to the shareholder and director for the purchase of 6,923 shares of common stock in July 2011, which were exercised in September 2013.

b)	Loans payable to related party – Myers - LOC

The amounts due to a related party at December 31, 2013 of $41,348, represents an unsecured promissory note (“Myers – LOC”) due to a shareholder and director of the Company. These amounts are unsecured and bear interest at the rate of 12%. The note is due and payable in August 2014.

c)	Contingent consideration payable to related party

Pursuant to Stock Purchase Agreement between a former director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, No. 2 and No. 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, DEDC acquired all of the outstanding shares, of Transformation Consulting, Inc. (“TC”). The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price. If TC’s gross revenues during the two years following the closing are less than $2,000,000, then the purchase price for the shares shall be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares shall be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

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

For the years ended December 31, 2013 and 2012, TC gross revenues totaled $-0- and $1,580,302, respectively. Through December 31, 2012, TC gross revenues under the TC Stock Purchase Agreement totaled approximately $2,000,000.

Through December 31, 2013, payments, net of refunds, made to Director under the TC Stock Purchase Agreement totaled $984,638. Part of the outstanding balance owed at the time of exercise of the warrants was offset towards the payment of the warrants exercised at their strike price and aggregated $108,788. As part of the Assignment and Assumption Agreement entered into by the Company and Habanero Properties, TC assigned this debt to Habanero Properties, Ltd. At December 31, 2013 and 2012, the contingent consideration payable is $906,574 and $1,015,362, respectively, as follows:

	As of December 31, 2013	As of December 31, 2012

Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	(984,638)	984,638
Payment of exercise of warrants	(108,788)	-
	$906,574	$1,015,362

d)	Assignment and Assumption Agreement and Right of First Refusal and Option Agreement – IWSI PS Plan

On June 1, 2012, the Company, through its wholly owned subsidiary, DEDC, entered into an assignment and assumption agreement (“Assignment Agreement”) with IWSI PS Plan, an entity controlled by Charles R. Cronin, Jr., a shareholder and former director of the Company, and C.C. Crawford Retreading Company, Inc. (“CTR”), pursuant to which DEDC assigned its rights to acquire CTR to IWSI PS Plan (“IWSI PS”). On March 20, 2012, DEDC had entered into a stock purchase agreement with CTR in which DEDC agreed to acquire 100% of the issued and outstanding common shares of CTR. See Note 8. Commitments and Contractual Obligations – Stock Purchase Agreement - C.C. Crawford Retreading Company, Inc., for discussion.

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

5.	Amount equal to any decrease in accounts payable, and a monthly fee of $10,000 per month, accrued monthly, for each month of use of the facility by DEAC and/or its affiliates.

As of December 31, 2013, the assignment and assumption agreement and right of first refusal and option agreement “IWSI PS Plan” have terminated.

e)	Non-Binding Letter of Intent – Terpen Kraftig LLC

On October 10, 2012, the Company, through its wholly owned subsidiary, Dynamic Energy IP Corporation (“DEIP”), executed a Non-Binding Letter of Intent (LOI) with Terpen Kraftig LLC (TK), a company managed by two of the Company’s former Directors, Charles R. Cronin, Jr. and Dr. Earl Beaver, contemplating a definitive agreement within 45 days from said letter of intent under which TK would assign to DEIP the exclusive, worldwide license and right in and to Licensor’s catalyst(s), reactor and fractionator technology relating to the recovery of high valued organics from the processing of waste tires (the “Licensed Technology”).

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

As of December 31, 2013, TK had terminated this agreement.

f)	Transactions in Normal Course of Operations with Related Parties

Related party transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

(i)
Consulting Agreement- Key Services, Inc. – The Company incurred expenses for consulting services for development and construction of the Company’s energy campus project, provided by a company related through common shareholdings (“Consultant”) for the years ended December 31, 2013 and 2012, in the amount of $-0- and $140,000 respectively. At December 31, 2013 and 2012 the Company has an accounts payable balance of $-0- and $0, respectively, to this related party. In July 2012, the consulting services agreement was amended and the accounts payable was settled in full. See Note 8, Commitments and Contractual Obligations, for discussion.

(ii)
Consulting Agreement – NBN Enterprises, Inc. (“NBN”) – The Company incurred expenses for strategic business and legal services provided by a company related through common shareholdings - for the years ended December 31, 2013 and 2012, in the amount of $-0- and $42,000, respectively. At December 31, 2013 and 2012, the Company has an accounts payable balance of $-0- and $10,500, respectively, to this related party. See Note 8, Commitments and Contractual Obligations, for discussion.

(iii)
Consulting Agreement - TMDS, LLC – On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), an entity controlled by a former director and shareholder of the Company. Under the consulting agreement, TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future. The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 1,000,000 shares of restricted common stock of the Company (“Shares”) every 90 days, exercisable at $0.0001 per share, with an exercise term of five (5) years from the date of each issuance. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis. This agreement was terminated effective September 30, 2013.

During the years ended December 31, 2013 and 2012, the Company recorded, the issuance of Warrants valued at $80,000 and 400,000 respectively to TMDS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

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

On January 17, 2013, the ICNA agreement was further amended to terminate the agreement effective February 1, 2012. Under this amendment, DEDC and PS have agreed that all work under the ICNA agreement has been performed for those services through January 2013 and there are no obligations due PS as of December 31, 2013.

Note 7. CAPITAL STOCK

Authorized

The Company is authorized to issue 200,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 300,000,000 shares of common stock, having a par value of $0.00003 per share.

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

Issued and Outstanding

Preferred Stock

At December 31, 2013 and 2012, shares of preferred stock issued and outstanding totaled -0- and 8,811, respectively.

On September 13, 2012, the Company issued a total of 386 shares of series A convertible preferred stock, at par value of $0.0001 per share, to two directors of the Company, with each receiving 193 shares, in conjunction with the execution and completion of certain contract provisions related to the R.F.B., LLC agreement.

On October 2, 2012, the Company issued a total of 1,537 shares of series A convertible preferred stock, at par value of $0.0001 per share, to one director of the Company, in conjunction with the execution of the C.C Crawford Option Agreement.

During 2012, the Company issued 939 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement, to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

During the year ended September 30, 2013, the Company issued 302 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

On September 30, 2013, the Company entered into a series of repurchasing agreements with each of the shareholders of its Series A Convertible Preferred Stock. The Company entered into the agreement to eliminate future dilutive issuance as a result the Company was able to reduce its convertible share exposure by 33% and eliminate 75% control held by the Series A Preferred Stock. In exchange for the agreement, each of the Series A Preferred Stock holders were issued common stock in the Company based on weighted average conversation rate of 67% of the conversion rate. As a result the Company issued 70,032 shares of common stocks at par value of $.00003 in exchange for the repurchase each of the Series A Preferred Stock.

Common Stock

At December 31, 2013 and 2012, shares of common stock issued and outstanding totaled 150,488 and 63,468, respectively.

During the year ended December 31, 2013, the Company issued 87,340 shares of common stock as follows:

On September 30, 2013, in conjunction with the repurchase agreements with the holders of the Series A Convertible Preferred Stock, Mr. Cronin exercised his warrants and those of TMDS at their strike price and 17,308 shares of common stock were issued for $298,300. The purchase price offset amounts due him under his line of credit and amount due under the contingent liability amount from the Company.

On September 30, 2013, the Company issued 70,032 shares of common stock under the repurchase agreements in exchange all of the outstanding Series A Convertible Preferred Stock.

Effective November 4, 2013, the Company received an affirmative vote by the shareholders for a reverse split of all the outstanding shares of the Company at a reverse split ratio of 1:1,300. No fractional shares were issued and cash was paid in lieu of the fractional shares. As a result of the fractional shares, outstanding shares were reduced by 320 post split shares.

During the year ended December 31, 2012, the Company issued 926 shares of common stock as follows:

On July 18, 2012, issued 469 shares to Key Services, Inc. (‘Key Services”), valued at $121,862, for settlement of accounts payable balance per amendment to Key Services’ consulting agreement;

On August 8, 2012, issued 192 shares to Heartland Capital Markets, LLC (“Heartland”), valued at $15,000, for corporate advisory services per amendment to Heartland’s corporate advisory services agreement;

On August 15, 2012, issued 96 shares to Undiscovered Equities, Inc. (“UEI”) valued at $17,500, for consulting services per amendment to UEI’s consulting agreement;

On September 13, 2012, issued 77 shares to R.F.B., LLC, (“RFB”), valued at $6,000, for acquisition of exclusive license by Company per RFB’s license and assignment agreement.

On December 31, issued 92 shares to outside contractor, valued at $12,673, under the outside contractor’s consulting agreement.

Stock Purchase Warrants

During the year ended December 31, 2012, the Company issued a total of six warrants for the purchase of 4,231shares of common stock with a total value of $570,000.

(1)
On January 17, 2012, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS, LLC ("TMDS"'), a company controlled by a director of the Company, as consideration for services rendered per a Contractor Agreement, dated July 9, 2011, and as further amended December 30, 2011. TMDS receives a warrant to purchase 769 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The warrant is exercisable at $0.13 per share, and has term expiring on the fifth anniversary date from the date of each issuance. The fair value of the issued warrant is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.79%, expected life of 5 years and expected volatility of 473.82%.

(2)
On March 17, 2012, the Company issued a warrant for the purchase of 385 shares of common stock, at an exercise price of $1.30 per share, exercisable after twelve months from issue date, with a term expiring on the fifth anniversary date from the date of issuance, to a departing Chief Financial Officer, who resigned effective March 14, 2012. The fair value of the issued warrant is $70,000, based on Black-Scholes option-pricing model using risk free interest rate of 1.13%, expected life of 5 years and expected volatility of 460.03%. The warrant was exercised in September 2013 under the cashless provision contained in the warrant.

(3)
On April 16, 2012, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $160,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.85%, expected life of 5 years and expected volatility of 481.39%.

(4)
On July 1, 2012, the Company issued a warrant share issuance for the purchase of 769 Shares of common stock (‘Warrant Shares’) ~~by~~ to Joseph M. Danko, an independent contractor (“Contractor”), per a January 1, 2012 four year Stock Purchase Warrant Agreement that gives Contractor right to purchase 2,307 shares (“Warrant Shares”) of common stock, as consideration for services rendered per an Independent Contractor Agreement with the Company, effective January 1, 2012. The contractor is entitled to purchase 2,307 Warrant Shares as follows:

769 Warrant Shares after the first year anniversary, at exercise price of $260.00 per share, with a term expiring on on January 1, 2016;

769 Warrant Shares after the second the second anniversary and expiring on January 1, 2016;

The fair value of the issued warrant is $100,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.67%, expected life of 4 years and expected volatility of 486.46%.

(5)
On July 15, 2012, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 Shares every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $80,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.62%, expected life of 5 years and expected volatility of 488.56%.

(6)
On October 13, 2012, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $90,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.67%, expected life of 5 years and expected volatility of 547.10%.

During the year ended December 31, 2013, the Company issued a total of four warrants for the purchase of 3,077 shares of common stock with a total value of $140,000. The following discusses the issuance of warrants during 2013:

On January 1, 2013, the Company incurred a warrant share issuance for the purchase of 769 Shares of common stock (‘Warrant Shares’) by an independent contractor (“Contractor”), per a January 1, 2012 Stock Purchase Warrant Agreement that gives Contractor right to purchase 769 shares (“Warrant Shares”) of common stock, after the first anniversary at exercise price of $260.00 per share, as discussed above. The fair value of the issued warrant is $60,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.72%, expected life of 4 years and expected volatility of 534.55%.

On January 11, 2013, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $50,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.80%, expected life of 4 years and expected volatility of 529.81%.

On April 11, 2013, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $20,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.74%, expected life of 4 years and expected volatility of 429.77%.

On July 15, 2013, the Company issued a warrant for the purchase of 769 shares of common stock to TMDS. As discussed above, TMDS receives a warrant to purchase 769 shares of common stock every ninety days during the term of the Contractor Agreement for a total of five (5) years. The fair value of the issued warrant is $10,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.34%, expected life of 2 years and expected volatility of 420.04%.

On September 30, 2013, in conjunction with the repurchase agreements with the holders of the Series A Convertible Preferred Stock, Mr. Cronin exercised his warrants and those of TMDS at their strike price and 17,308 shares of common stock were issued for $298,800. The purchase price offset amounts due him under his line of credit and amount due under the contingent liability amount from the Company.

As of December 31, 2013 and 2012 were 1,538 and 15,769 warrants outstanding, respectively.

The following table summarizes the warrant activity for the years ended December 31, 2013 and 2012:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2011	11,538	$25.79
Granted	4,231	$23.85
Exercised	—	—
Expired/Cancelled	—	$—
Balance, December 31, 2012	15,769	$25.27
Granted	3,077	$65.10
Exercised	(17,308)	(17.26)
Expired/Cancelled	—	—
Balance, December 31, 2013	1,538	$195.00
Exercisable at December 31, 2013	1,538	$195.00

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2013 were $130.00 to 260.00, $195.00 and two years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2013 was $-0-.

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

As the Company failed to make payments under this agreement, this agreement has terminated.

During the years ended December 31, 2013 and 2012, the Company incurred legal expenses of $10,500 and $10,500, respectively, under this agreement. At December 31, 2013 and 2012, the Company has amounts due of $-0- and $10,500, respectively, under the agreement

b)	Line of Credit - Cronin

On July 9, 2011, the Company established a revolving line of credit (LOC – Cronin), bearing interest at 15% per annum, and payable with accumulated interest, and due December 31, 2011 with Charles R. Cronin, Jr., a shareholder and former director of the Company, (the “Lender”). On September 11, 2011 and October 5, 2011, the Board of Directors of the Company approved and the Company executed approvals of credit limit amendments to increase the Company’s outstanding line of credit to $300,000.

On September 30, 2013, in conjunction with the repurchase agreements with the holders of the Series A Convertible Preferred Stock, Mr. Cronin exercised his warrants and those of TMDS at their strike price and 17,308 shares of common stock were issued for $298,800. A portion of the purchase price was offset by an amounts due him under his line of credit that amounted to $189,512 at the time of exercise.

On December 31, 2013 and December 21, 2012 the Company owed the Lender $-0-and $183,045, respectively. During year ended December 31, 2013 and 2012, the Company recorded interest expense of $17,845 and $29,555, respectively, related to the line of credit.

c)	Loans payable to related party – Myers - LOC

The amounts due to a related party at December 31, 2013 of $41,348, represents an unsecured promissory note (“Myers – LOC”) due to a shareholder and director of the Company. These amounts are unsecured and bear interest at 12% per annum.

d)	Consulting Agreement – Key Services, Inc.

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

For the year ended December 30, 2013 and 2012, the Company recorded consulting services expense of $0 and $140,000, respectively, to Key Services.

As of December 31, 2013, the Company had no amounts owing to Key Services and the contract was effectively terminated.

e)	Consulting Agreement – TMDS, LLC

On July 9, 2011, as amended December 30, 2011, Company executed a consulting agreement with TMDS, LLC (“TMDS”), an entity controlled by a director and shareholder of the Company, whereby TMDS will locate and assist in the Company’s development and construction of energy campus projects to be undertaken by the Company in the future. The consulting agreement is non-exclusive and runs for a period of five years. As consideration, the Company has agreed to pay compensation to TMDS in the form of one or more Warrants for the purchase of 729 shares of restricted common stock of the Company (“Shares”) every 90 days, exercisable at $0.13 per share, with an exercise term of five (5) years from the date of each issuance. In addition, TMDS is entitled to additional fees, including but not limited to, joint venture, partnership, consulting, developer, contractor and/or project management fees, to be negotiated separately, and agreed to in writing on a project-by-project basis.

During the years ended December 31, 2013 and 2012, the Company recorded the issuance of three Warrants totaling 2,308 shares of common stock, valued at $80,000, and four Warrants totaling 3,077 shares of common stock, valued at $400,000, respectively, to TMDS under this agreement. See Note 7, Capital Stock – Common Stock Warrants, for discussion.

This Agreement was terminated September 26, 2013.

f)	Consulting Agreement – Investor and Broker Dealer Relations and Financing Alternatives

On March 14, 2012, the Company executed a consulting agreement with Undiscovered Equities, Inc. (“UEI”), pursuant to which UEI has agreed to provide various consulting services, including retention and supervision of various public relations services and investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community. The agreement has a six month term, but may be terminated early after 60 days, and provides for the Company to pay consulting fees as follows: (i) the sum of $25,000 per month over the term of the agreement upon the Company procuring financing of $500,000 or more, and (ii) a signing bonus in the form of immediate issuance of 96 shares of the Company’s restricted Common stock (the “Stock Payments”).

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

As of December 31, 2013, this consulting agreement had officially lapsed.

g)	Stock Purchase Agreement – C.C. Crawford Retreading Company, Inc. (“CTR”) and Assignment and Assumption Agreement and Right of First Refusal and Option Agreement – IWSI PS Plan

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

As of December 31, 2013, all options and agreements relating to the purchase of CTR are officially terminated.

h)	License and Assignment Agreement – R.F.B., LLC

On May 23, 2012, Dynamic Energy IP, LLC, a Delaware corporation, a wholly owned subsidiary of Dynamic Energy Alliance Corporation, a Florida corporation (“DEAC”), entered into a definitive agreement (the “Contract”) with R.F.B., LLC (“RFB”), pursuant to which RFB licensed and assigned to Dynamic Energy LP, a Non-Provisional Patent Application (the “Application”), and the World Wide exclusive right, license and privilege of utilizing certain RFB technology and expertise. In consideration, the Company has an obligation to issue RFB 77 shares of the Company’s restricted common when RFB completes certain provisions of the Contract. On September 13, 2012, RFB completed its contract provisions and the shares of common stock, valued at $6,000, were issued in November 2012.

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

As of December 31, 2013 and 2012, there are no obligations due under the Contract.

i)	Industry Consulting and Nondisclosure Agreement and Amendments – Practical Sustainability LLC

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

j)	Consulting Agreement – Financing and Acquisitions Advisor

On June 1, 2012, the Company executed a corporate advisory agreement (“Agreement”) with Heartland Capital Markets, LLC (“Heartland”), pursuant to which Heartland agreed to provide various advisory services, including equity and/or debt financings, strategic planning, merger and acquisition possibilities and business development activities that include various investor relations services, strategic business planning, broker dealer relations, financing alternatives and sources, and due diligence meetings for the investor community. The agreement has a three month term which is renewable for additional three month periods, and provides for the Company to pay an advisory fee of one hundred ninety-two (192) restricted shares of the Company’s restricted common stock (“Stock”). The advisory fee is considered fully earned pro rata over the course of the term of the agreement and due to Heartland at the execution of the agreement.

On August 17, 2012, the Company and Heartland amended the Agreement, whereby the commencement date for the services to be provided by Heartland was changed to September 1, 2012. Further, the amendment changed the date that the advisory fee consisting of 192 restricted shares of the Company’s restricted common stock (“Stock”) was considered fully earned to the date that Heartland was issued the Stock. The Company issued the common stock, valued at $15,000, on August 8, 2012.

 As of December 31, 2013, this agreement was no longer in effect.

k)	Non-Binding Letter of Intent – Terpen Kraftig, LLC

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

As of December 31, 2013, this agreement had not been exercised by the Company and was terminated.

l)	Birch First Capital Fund, LLC

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The Company filed a response and counterclaim against Birch First and its principal for unspecified damages relating to Birch First’s fraudulent inducement and violation of U.S. securities law. Both claims are currently pending.

On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. The litigation is correlated to conduct by the former board members named above in relation to energy sector technologies. A motion to dismiss has been filed by the Company concerning this derivative lawsuit, ascertaining, among other things, that Birch First’s representation of the shareholder class is inconsistent based on his position to directly recover a judgment from the company, which in turn negatively impacts the very class of shareholders Birch alleges to represent. At this point in time, the Company has no evidence that supports Birch’s litigation, but believes it is the proper party to take action in recovery if evidence to the contrary is provided in further proceedings that is in the Company’s and shareholder’s best interest.

The disputed liability amount, including accrued interest, of $178,818 is currently classified in accounts payable.

Note 9. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2013 and 2012, the Company has net operating losses carryforwards of approximately $1,609,051 and $1,261,897, respectively, for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	For the Year Ended December 31,
	2013	2012

Corporate income tax rate	34%	34%
Expected income tax (recovery)	$(165,632)	$(357,578)
Non-deductible finance costs and other	47,600	193,800
Change in valuation allowance	118,032	163,183
State income tax net of federal benefit	-	(1,155)
Income tax (benefit) provision	$-	$(1,750)

The Company’s tax-effected deferred income tax asset is estimated as follows:

	As of December 31,
	2013	2012

Net operating loss carryforward	$547,077	$429,045
Total deferred tax asset	547,077	429,045
Less: Valuation allowance	(547,077)	(429,045)
Net deferred tax asset after valuation allowance	$-	$-

The Company has approximately $1,609,051 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized in various amounts through 2033.

Note 10. SUBSEQUENT EVENTS

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers LLC”) to acquire www.classifiedride.com, whose platform was designed to revolutionize the selling and buying platform for online automotive markets. As consideration for the sale, the Company entered into a promissory note for $3,000,000 and 14,000,000 shares of the Company’s common stock with an interest rate calculated at $17,500 per month. Ms. Myers is the sole managing member of Baker Myers LLC and currently serves the Company as Chief Operating Officer and director. The classifiedride.com website was officially launched to the public in February 2012. Currently, ClassifiedRide provides a classified listing platform where users can list their vehicle truck, boat (i.e. anything that has a motor) to the Company’s website ether by free or paid listing options. The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives. These relationships are used to generate revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers. Part of the initial strategy will be to implement TC’s subscription agreements to produce reoccurring revenues.

On January 15, 2014, the Company entered into an Asset Purchase Agreement with Baker Myers LLC for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”). The Company tendered 765,000 shares of common stock as consideration to this agreement. Ms. Myers is the sole managing member of Baker Myers LLC and currently serves the Company as Chief Operating Officer and director. Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. Autoglance currently has a provisional patent for this method of organizing and displaying vehicles. More specifically, Autoglance’s invention groups vehicles of the same make and model in a market location to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The user can easily see hidden cars if he/she wishes by the click of a button.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.
As of December 31, 2013, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2013, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts smaller reporting companies from providing attestation of their internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. As a result, this report does not provide such an attestation, and the Company will be exempted from providing such an attestation until such time as it reaches $75 million in market capitalization.

Item 9B. Other Information.

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws provide that the board of directors shall consist of that number of members as the board of directors may from time to time determine by resolution or election, but not less than five and not more than seven. Our board of directors currently consists of three members. The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position
Dr. James Ricketts	75	Chairman of the Board of Directors
Stephen Frye	45	Chief Executive Officer, President, Chief Financial Officer, and Director
Sarah Myers	29	Chief Operations Officer, Secretary, Director
Joshua Stocks	32	Chief Information Officer, Treasurer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Dr. James Ricketts
Chairman

James G. Ricketts Ph.D., Dr. Ricketts has had a diverse career path spanning multiple areas, including education, government and the private sector. After college he entered the education field while still furthering his studies at the graduate level. While completing his doctorate he held executive level positions in education. In the government capacity he has held numerous administrative and management level posts which resulted in his being appointed to cabinet level positions in two states. In the private sector he conceptualized and designed a RF tracking system which he then applied for and received a patent for this technology. Ultimately he founded the resulting company which developed under his supervision from a patent level startup to the actual sales and marketing of the product. Dr. Ricketts has held positions as President and CEO and served on the Board of Directors of several public companies, first as a Director and then two times as Chairman of the Board.

Steven Frye
Chief Executive Officer, President, and Director

Mr. Frye graduated from the University of Southern California, Los Angeles in 1992 with a B.S. in Business Administration. He began his career at Lehman Brothers in the Los Angeles, CA office where he worked while attending classes. He was licensed as a securities broker in 1992 while working for Lehman Brothers. In 1998 Mr. Frye began working as a business consultant, specializing in small and microcap equities which he continues to focus on today.

Sarah Myers
Chief Operations Officer, Secretary and Director

Ms. Myers graduated from the University of Tennessee at Chattanooga in 2007 manga cum laude and received her Juris Doctor from Nashville School of Law in 2012. While completing her degree, Ms. Myers began her career with SMA Alliance, Inc, focusing primarily on Project and Technology Management, Graphic Design, Customer Support, US Marketing and Legal Compliance. Since 2012, Ms. Myers began working with Baker Myers & Associates, where she focuses on Project Management for ClassifiedRide and Autoglance and also continues to provide Graphic Design, Customer Support, Sales Support and Legal Compliance services related to her industry.

Joshua Stocks
Treasurer

Mr. Stocks brings a wealth of IT experience to the Company including Perl script development, application development, database administration, project management in a wide variety of business applications. Mr. Stocks Perl scripts and applications are developed to work with online and local databases for the purpose of website interaction and include the set-up and maintenance with several database platforms such as MySQL, MS-SQL, MonogDB, and PostgreSQ and XEN, VM and HyperV servers.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our officers and directors, during the past five years.

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2013. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings for the period served.

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

Shareholder Communications

The Company provides access for its shareholders to the Company via telephone and its web site, www.edscompanies.com. Shareholders are able to, and encouraged to, view all of the Company’s SEC filings as well as gain knowledge about the Company’s activities and developments that affect the shareholder’s relationship with the Company. The Company has retained the services of a dedicated professional that provides functions related to the development and distribution of shareholder communications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and the holders of 10% or more of our Common Stock failed to comply with all Section 16(a) filing requirements.

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

Audit Committee and Financial Expert

We are not required to have and we do not have an Audit Committee. The Company's sole director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2013 and 2012, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2013 and 2012 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards(1)	All Other Compensation	Total
James Whitfield	2013	$-	$-	$-	$-		$-
Former CEO, CFO, President and Treasurer	2012	$39,500	$-	$-	$-		$39,500

Tracy Williams (1)	2013	$-	$-	$-	$-	$
Former Vice President and Secretary	2012	$10,500	$-	$-	$-		$10,500

Steven Frye (2)	2013	$-	$-	$-	$-	$-
CEO, and President

Sarah Myers (2)	2013	$-	$-	$-	$-	$-
COO, and Secretary

Joshua Stocks (2)	2013	$-	$-	$-	$-	$-
CIO, and Treasurer
______________
(2) Became officer of the Company on September 30, 2013.

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers.

Compensation of Directors

During the fiscal years ended December 31, 2013 and 2012, respectively, except as set forth above, Steven Frye, Sarah Myers nor Dr. James Ricketts, James Michael Whitfield, Tracy Williams, Dr. Earl Beaver, Harvey Dale Cheek, Karl Johnson and Fiona Sutton did not receive separate compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on May 6, 2014, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At May 6, 2014, 14,915,450 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership (1)
Steven Frye (2)
Sarah Myers (3)	14,765,000	98.89%
Josh Stocks (4)
Dr. James Ricketts (5)

All executive officers and directors as a group (four persons)	14,765,000	98.89%

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 14,915,450 shares of common stock, outstanding at May 7, 2014.

(2)	Mr. Frye is our Chief Executive Officer, and one of our Directors.
(3)	Ms. Myers is our Chief Operations Officer, Secretary, and one of our Directors.
(4)	Mr. Stocks is our Chief Information Officer and Treasurer.
(5)	Dr. Rickets is one of our Directors.

Securities authorized for issuance under equity compensation plans.

The Company has no securities authorized for issuance under equity compensation plans.

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

Item 14. Principal Accountant Fees and Services

Anton & Chia LLP, 4400 MacArthur Blvd, Suite 970, Newport Beach, California 92660 is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $21,260 for the year ended December 31, 2013 and $65,502 for the fiscal year ended December 31, 2012.

Tax Fees

The Company incurred $-0 - expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013 and $6,750 expenses for year ended December 31, 2012.

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

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, filed with the Secretary of State of the State of Florida on November 23, 1981
3.2	Articles of Amendment to Articles of Incorporation, as amended and restated with the Secretary of State of the State of Florida,
3.3	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (filed on October 2, 2013) dated September 30, 2013)
3.4	Amendments to By-Laws
3.5	Amendment to Articles of Incorporation to reflect Name Change (incorporated as Exhibit 5.03 in the Company’s Form 8-k, dated January 19, 2014)
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
10.21
Right of first refusal and option agreement to purchase C.C. Crawford Retreading Company, Inc. with IWSI PS Plan, dated October 2, 2012 (incorporated by reference to Exhibit 9.01 of the Company’s Form 8-K, dated October 2, 2012)

10.22
Non-binding letter of intent with Terpen Kraftig, LLC contemplating a definitive agreement, dated October 10, 2012 (incorporated by reference to Exhibit 9.01 of the Company’s Form 8-K, dated October 10, 2012)

10.23
Change of Address for relocation of the Company’s headquarters to 10000 North Central Expressway, Suite 400, Dallas, Texas 75231 (incorporated by reference to the Company’s Form 8-K, dated November 6, 2012)

10.24
Form of Repurchase Agreement, dated September 29, 2013, by and between Dynamic Energy Alliance Corporation and Earl Beaver (incorporated as Exhibit 10.1 of the Company's Form 8-K, dated October 2, 2013).

10.25
Assignment and Assumption Agreement, dated September 30, 2013 by and between Harvey Dale Cheek and Charles R. Cronin, Jr and Habanero Properties, LTD (incorporated as Exhibit 10.2 of the Company's Form 8-K, dated October 2, 2013).

21.1	List of Subsidiaries
101**	Interactive Data File (Form 10-K for the annual quarterly period ended December 31, 2013 furnished in XBRL).
31.1*	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1*
Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_________________
* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC. (formerly Dynamic Energy Alliance Corporation)

Date: May 12, 2014	By:	/s/ Steven Frye
Steven Frye
President, Chief Executive Officer, Director and Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities.

Date: May 12, 2014	By:	/s/ Steven Frye
Steven Frye,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)