Form 10-Q
period 2014-06-30
Elite Data Services, Inc.
filed 2014-08-19
CIK 704366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-11050

ELITE DATA SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4447 N. Central Expressway Ste 110-135 Dallas, TX 75205

 (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (972) 885-3981

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2014, the Company had 16,179,108 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC. AND ITS SUBSIDARIES

 Quarterly Report on Form 10-Q for the period ended June 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE DATA SERVICES, INC. AND SUBSIDIARIES

 (Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$1,074	$2,884
Total Current Assets	1,074	2,884

OTHER ASSETS:
Intangible assets (Note 3)	589,041	—
	589,041	—
Total Assets	$590,115	$2,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$377,165	$313,202
Loans from a related parties	141,432	37,424
Line of credit payable	151,000	151,000
Contingent consideration payable	791,212	906,574
Total Current Liabilities	1,460,809	1,408,200

LONG TERM DEBT:
Note payable to related party (Note 3)	587,564	—
Total liabilities	2,048,373	1,408,200

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; issued and outstanding and 0, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding 16,179,108 and 150,488, respectively	1,618	15
Stock subscriptions	100,000	155,000
Additional paid-in capital	4,962,369	4,907,380
Deficit accumulated	(6,522,245)	(6,467,711)
Total Stockholders’ Deficit	(1,458,258)	(1,405,316)
Total Liabilities and Stockholders’ Deficit	$590,115	$2,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$2,214	$—	$9,429	$—

OPERATING EXPENSES:
Consulting services (Note 3)	(5,700)	20,000	32,500	70,000
Project development costs (Note 3)	2,000	—	29,000	—
General and administrative	40,444	26,284	80,614	174,204
Total Operating Expenses	36,744	46,284	142,114	244,204

LOSS FROM OPERATIONS	(34,530)	(46,284)	(132,685)	(244,204)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	—	—	115,247	—
Interest expense - other	(5,662)	(10,460)	(11,325)	(20,803)
Interest expense – related parties	(12,853)	—	(25,771)	—
Other	—	—	—	(41)
Total Other Income (Expense)	(18,515)	(10,460)	78,151	(20,844)

NET LOSS	$(53,045)	$(56,744)	$(54,534)	$(265,048)
Net loss per common share, basic and diluted	$(0.00)	$(0.89)	$(0.00)	$(4.18)
Weighted average number of common shares outstanding, basic and diluted	16,117,460	63,468	16,093,417	63,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SixMonths Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(54,534)	$(265,048)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(115,247)	—
Warrants issued for services	—	130,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	63,963	77,741
Income taxes payable	—	(238)
Net cash used in operating activities	(105,818)	(57,545)

FINANCING ACTIVITIES:
Proceeds from related parties	104,008	56,953
Net cash provided by financing activities	104,008	56,963
NET DECREASE IN CASH	(1,810)	(592)
CASH BEGINNING OF THE PERIOD	2,884	592
CASH END OF THE PERIOD	$1,074	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with the purchase of classifiedride.com	$1,400	$—
Issuance of common stock in connection with the purchase of Autoglance, LLC	$77	$—
Issuance of common stock for conversion of debt	$115,362	$—
Note payable for the purchase of classifiedride.com (Note 3)	$587,564	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE DATA SERVICES, INC. AND SUBSIDIARIES

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp.

The Company is engaged primarily in the marketing and advertising sector pertaining to the following:www.classifiedride.com (“ClassifiedRide”) and www.autoglance.com (“Autoglance”). Launched to the public in February 2012, ClassifiedRide’s platform was designed to revolutionize the selling and buying for online automotive markets. Currently, ClassifiedRide provides a classified listing platform where users can list their vehicle, truck, boat (i.e. anything that has a motor) to the Company’s website (either by free or paid listing options). The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives. These relationships are used to generate revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers.

Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. Autoglance currently has a provisional patent for this method of organizing and displaying vehicles. More specifically, Autoglance’s invention group’s vehicles of the same make and model in a market location to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The user may easily see hidden cars if he/she wishes by the click of a button.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on May 12, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2013, has been omitted. The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

Going Concern

Since inception, the Company has a cumulative net loss of $6,522,245. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in Statement of Operations during the quarter ended June 30, 2014. These reclassifications impacted the classification of certain items within the Statement ofOperations: relating to classification of consulting expenses and project development costs. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' equity.

Valuation of Intangible Assets and Note Payable to Related Party

The Company’s intangible asset value and note balance to a related party were reduced to the appropriate carrying value of $589,041 as of June 30, 2014. The change was done in accordance with Generally Accepted Accounting Principles, ASC 805-50-30 which relates to the carrying value of assets and liabilities at the date of transfer by related parties.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the period ended June 30, 2014 and 2013, total development costs amounted to $29,000 and $0, respectively. At December 31, 2013 and June 30, 2014, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2014 and December 31, 2013 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2014 and December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At the period ended June 30, 2014, the Company had no cash equivalents as at June 30, 2014.

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

4. RELATED PARTY TRANSACTIONS

a) Loans payable to related party – Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at June 30, 2014 was $128,107.07, represents an unsecured promissory note (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC is due and payable on December 1, 2014. The accrued interest under the Myers – LOC as of June 30, 2014 was $10,305.

b) Loans payable to related party – Frye

On April 14, 2014, the Company entered into a promissory note with Stephen Frye, an executive officer (President) and director of the Company, for $13,500. The principle amount due Mr. Frye as of June 30, 2014 was $13,325. These amounts are unsecured and bear interest at the rate of 12% per annum. The note is due and payable in April 2015. The accrued interest under the Note as of June 30, 2014 was $348.

c) January 13, 2014Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers ”) to acquire certain assets including, www.classifiedride.com, whose platform was designed to revolutionize the selling and buying platform for online automotive markets. Ms. Myers (our Chief Operations Officer and Director), is the managing member and sole owner of Baker Myers. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate of 7% per annum and issued 14,000,000 shares of the Company’s common stock. At June 30, 2014, the carrying value of the assetswas reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587,564 and interest re-calculated from the contract date based on the reduced principal balance of the note. At June 30, 2014, the note balance and accrued interest was $587,564 and $19,042, respectively.

d) January 15, 2014 Agreement - Autoglance

On January 15, 2014, the Company entered into an Agreement with Baker Myers for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares the Company’s common stock as consideration.

5. CAPITAL STOCK

Authorized Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 50,000,000 shares of common stock, having a par value of $0.0001 per share.

Issued and Outstanding

Preferred Stock

As of June 30, 2014, the Company had not issued any preferred stock.

Common Stock

At June 30, 2014, the Company had 16,179,108 shares of common stock issued and outstanding.

During the six months ended June 30, 2014, the Company issued 16,028,620 shares of common stock as follows:

On January 13, 2014, the Company issued 14,000,000 shares of the Company’s Common Stockin conjunction with its asset purchase agreement to acquire www.classifiedride.com.See further discussion at Note 1.

On January 15, 2014, the Company issued 765,000 shares of the Company’s Common Stock for 51% of the membership interests of Autoglance, LLC, a Tennessee Limited Liability Company. See discussion at Note 1.

On March 14, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert 12.725% of the note balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,153,620 shares of Common Stock at $0.10 per share, as partial payment for $115,362, thereby reducing the balance owed to $791,212. The Company recognizeda gain of $115,247 on extinguishment of the debt, as a result of this transaction. Below is a summary of the Contingent Consideration Payable at June 30, 2014:

	As of June 30, 2014	As of December 31, 2013
	(Unuadited)	(Unuadited)
Contingent consideration due	$2,000,000	$2,000,000
Less payments	(984,638)	(984,638)
Payment of exercise of warrants	(108,788)	(108,788)
Conversion of contingent consideration to common stock	(115,362)	-
	$791,212	$906,574

On May 22, 2014, the Board of Directors approved three subscription agreements aggregating $55,000 and authorized issuance of 110,000 shares of common stock pursuant to the terms of the subscription agreements.

6. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Birch First Capital Fund, LLC On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The Company filed a response and counterclaim. On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. As of June 30, 2014, the Company has entered into settlement negotiations with Birch First and hopes to resolve this matter by settlement , although there is no guarantee the Company will be able to settle this matter or if the settlement will be on terms deemed favorable to the Company.The disputed liability amount, including accrued interest, as of June 30, 2014 is $190,144.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six-month period ended June 30, 2014. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Company Overview

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp. Through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company completed a merger transaction pursuant to a Share Exchange Agreement with Dynamic Energy Development Company, LLC(“DEDC”), with DEDC becoming a wholly-owned subsidiary of the Company,shifting its focus to the recoverable energy sector. In conjunction with the acquisition of DEDC, the Company acquired Transformation Consulting (‘TC”), a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related party under the Agency Agreement. As the Company continues its operations, it has decided to direct its focuson the advertising and marketing plan as evidenced by its recent purchases of the domain classfiedride.com and 51% of the membership interests in Autoglance, LLC.

Plan of Operations

The Company’s plan of operation is to continue development on ClassifiedRide’s website from end user’s private upgrades, third party advertising, dealership servicesand affiliate lead programs on the ClassfiedRide website (www.classifiedride.com) , and continue development on Autoglance’s (www.autoglance.com) platform . On ClassifiedRide, end users can search or list their vehicle, boat, RV, (anything with a motor) for sale.Development on Autoglance will include the enhancement for end users to search for a vehicle and view the best deal based on the market value grouping of similar cars for sale in the searched demographic area.

ClassifiedRide’s mission is to establish relationships through the car buying process and help private sellers buy, trade, and sell their vehicles by connecting with other local buyers, sellers, and dealerships. To offer a different approach to the car purchasing and selling market, the ClassifiedRide team works on aiding the private seller buy and trade their vehicle using social media and mobile application enhancements. The Company has been in the development of creating mobile marketing and social media tools for integrated maximum exposure to connect with traders and sellers on a more personal level. The Company’s mission is to expand its offerings to revolutionize each sector of its industries. Our management team is experienced in the advertising and marketing industry; however, the Company’s goal is to eventually penetrate different markets by utilizing the Company’s technology and network-maximizing software. Currently, the Company is intently focused on the automotive sector, yet we believe the potential application of the Company’s software aligns to a multitude of other industries and products.

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

•

Build Great Products and Widgets to Increase Engagement. We prioritize product development investments that we believe will create engaging interactions between our usersand advertisers on our website, across the web, and on mobile devices.

•

Provide Users with Innovative Resources and Tools. ClassifiedRideaims to provide innovative technology that is designed to aid the user reach their end goal (buying, selling, and/or trading their vehicle, boat, etc).

•

Build Engaging Mobile Experiences. In our quest, we are devoting substantial importance to developing mobile friendly products for a wide range of platforms, including smartphones and feature phones. Reaching buyers through mobile applications is a commitment that we strive to keep on-going.

Some of Our Milestones

•

The Carline Negotiator. As part of the user experience, our software developers have created the CarLine Negotiator that gives the end user the ability to have us assistthem find what vehicle they are looking for and at what price range. After talking to our users, we found that the most cumbersome process of buying a vehicle is having to provide personal information such as email addresses and phone numbers just to get a bottom line idea of certain vehicle features The CarLine Negotiator acts as the middle man in the vehicle searching process and offers vehicles based on the user’s specifications available in the searched market area of dealerships who are subscribed on ClassifiedRide services. This feature is currently on www.classifiedride.com.

14

•

The VIP Salesmen Directory. One of the largest concerns for users is being bombarded or harassed by dealerships when they are in the stages of searching for a vehicle. To combat this problem, our software developers created the VIP Salesmen directory that enables users to view salesmen’s profile from dealerships and interact with them online before having to commit or walk onto a dealership lot. With user friendly review systems and ratings, end users can easily do research and ask questions, establishing a relationship based on community review and peer systems. This Directory is currently available for subscription on www.classifiedride.com.

•

Carline Evaluator.Our software developers have completed the betalaunch of the CarLine Evaluator. This will allow the dealer to login and have access to an interactive algorithm designed to evaluate the dealership’s inventory by a scoring system, which is, in part, generated by buyers and sellers input in dealerships’ local market. In early December 2013, the popular website craigslist began charging $5 per vehicle in the dealership section. This inspired us to have our developers launch the CarLine Evaluator as a special tool that would give dealerships the ability to categorize vehicles by people’s popularity based in their local market. By analyzing the algorithm with our system, the dealership’s inventory is displayed by tier levels: Top, Tier 1, Tier 2, and Tier 3 which gives dealerships the ability to easily view and post the vehicles in their inventory that produce better responses.

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

As depicted in the picture, Autoglance’s unique method groups all vehicles in the local market and places them in a graph where a user can easily see the best deals available “in a glance” (if you hover your mouse over the car icon, a picture of the actual vehicle along with information will appear). Under this algorithm, vehicles in each retrospective market compete with one another for priority to be viewed by the end user.

RESULTS OF OPERATIONS

Results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues and Net Loss From Operations

	Three Months Ended June 30,
	2014	2013
	Unuadited	Unuadited
Revenue	$2,214	$-
Operating and other expenses	(97,520)	(56,744)
Net (loss) from operations	$(95,306)	$(56,744)

In 2013, no revenues were generated from the Company’s efforts in their business plan under the recoverable energy sector. For three month period ended June 30, 2014, the Company generated $2,214 in revenue from classifiedride.com.

Operating Expenses and Other Expenses

	Three Months Ended June 30,
	2014	2013
	Unuadited	Unuadited
Project development costs	$2,000	$-
Consulting services	(5,700)	20,000
General and administrative expenses	40,444	26,284
Interest expense	60,776	10,460
Total Operating and Other Expenses	$97.520	$56,744

The increase in project development costs from 2013 to 2014 is primarily due to project activities related to development and web design of networks that started in the fourth quarter of 2013 and was contingent upon external financing, which the Company did not receive. The decrease in consulting services from 2013 to 2014 is primarily due to the Company budgeting its expenses and decreasing costs under current operating capital restrictions. The increase in general and administrative expenses from 2013 to 2014 is primarily due to Company legal, audit and accounting fees incurred relating to the acquisition of the former company and the pending litigation of Birch First.

Results for the sixmonths ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues and Net Loss From Operations

	Six Months Ended June 30,
	2014	2013
	Unuadited	Unuadited
Revenue	$9,429	$-
Operating and other expenses	(142,313)	(265,048)
Net (loss) from operations	$(132,884)	$(265,048)

In 2013, no revenues were generated from the Company’s efforts in their business plan under the recoverable energy sector. For the six month period ended June 30, 2014, the Company generated $9,429 in revenue from classifiedride.com.

Operating Expenses and Other Expenses and (Income)

	Six Months Ended June 30,
	2014	2013
	Unuadited	Unuadited
Project development costs	$29,000	$-
Consulting services	32,500	70,000
General and administrative expenses	80,614	174,204
Gain on extinguishment of debt	(115,247)	-
Interest expense and other	115,446	20,844
Total Operating and Other Expenses	$142,313	$265,048

The increase in project development costs from 2013 to 2014 is primarily due to project activities related to development and web design of networks that started in the fourth quarter of 2013 and was contingent upon external financing, which the Company did not receive. The decrease in consulting services from 2013 to 2014is primarily due to the Company budgeting its expenses and decreasing costs. The decrease in general and administrative expenses from 2013 to 2014 is primarily due to Company budgeting its expenses and decreasing costs under current operating capital restrictions. We approved a note conversion agreement with Rocky Road to convert 12.725% of the note balance into 1,153,620 common shares at $0.10 per share, as partial payment for $115,362, thereby reducing the balance owed to $791,212. We recognized a gain of $115,247 on extinguishment of the debt, as a result of this transaction.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Company had cash on hand of $1,074 and $2,884, respectively. The Company had decreased cash flow of $1,810 for six months ended June 30, 2014 resulting primarily from the operations of the Company’s activities in the advertising and marketing sector.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months to effectively deploy our business plan. The capital will be needed for continued development of the Company’s network strategy and development of its website platform assets. The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. Company presently does not have any available credit, bank financing or other external sources of liquidity.

The Company has a working capital deficit at June 30, 2014 of $1,538,085.

Going Concern Uncertainties

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations, and accumulated deficit of $6,522,245 at June 30, 2014. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt or equity financing, which would be extremely difficult for an early stage company to secure and may not be available to us. However, if such financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

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

In the fiscal quarter ended June 30, 2014, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The Company filed a response and counterclaim. On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit.As if June 30, 2014, the Company has entered into settlement negotiations with Birch First. The disputed liability amount, including accrued interest, as of June 30, 2014 is $190,144.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period ended June 30, 2014, the Company issued 110,000 shares of common stock as follows:

On May 22, 2014, the Board of Directors approved three subscription agreements aggregating $55,000 and authorized issuance of 110,000 shares of common stock pursuant to the terms of the subscription agreements. These sales were not registered under the Securities Act of 1933, as amended (the “Securities Act”). For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder, based on the Company’s belief that the offer and sale of the shares did not involve a public offering, as each investor was “accredited” and no general solicitation was involved in the Offering.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

N/A

ITEM 6. EXHIBITS.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit

10.30*	Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers &Associates, LLC dated January 13, 2014.
10.31*	Restated Convertible Promissory Note between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014.
10.32*	Addendum to Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated June 30, 2014.
10.33*	Promissory Note in the principal amount of $13,500 between Elite Data Services, Inc. and Steven Frye dated April 15, 2014.
21.1	List of Subsidiaries
101***	Interactive Data File
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

___________

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: August 19, 2014	By:	/s/ Steven Frye
Steven Frye,
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Steven Frye
Steven Frye,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

