Form 10-Q
period 2014-09-30
Elite Data Services, Inc.
filed 2014-11-14
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2014, the Company had 18,429,108 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,571	$2,884
Total Current Assets	1,571	2,884

OTHER ASSETS:
Intangible assets	589,041	—
	589,041	—
Total Assets	$590,612	$2,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$433,375	$313,202
Subscriptions repayable	80,000	-
Loans from a related parties	149,924	37,424
Line of credit payable	151,000	151,000
Contingent consideration payable	566,212	906,574
Total Current Liabilities	1,380,511	1,408,200

LONG TERM DEBT:
Note payable to related party	587,564	—
Total liabilities	1,968,075	1,408,200

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; issued and outstanding and 0, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding 18,429,108 and 150,488, respectively	1,843	15
Stock subscriptions	20,000	155,000
Additional paid-in capital	5,022,145	4,907,380
Accumulated Deficit	(6,421,451)	(6,467,711)
Total Stockholders’ Deficit	(1,377,463)	(1,405,316)
Total Liabilities and Stockholders’ Deficit	$590,612	$2,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES	3,192	$—	$12,621	$—

OPERATING EXPENSES:
Consulting services	6,000	—	38,500	70,000
Project development costs	—	—	29,000	—
General and administrative	31,323	78,360	111,937	252,564
Total Operating Expenses	37,323	78,360	179,437	322,564

LOSS FROM OPERATIONS	(34,131)	(78,360)	(166,816)	(322,564

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	164,999	—	280,246	—
Interest expense - other	(8,418)	(10,679)	(19,743)	(31,482)
Interest expense – related parties	(21,656)	—	(47,427)	—
Other	—	—	—	(40)
Total Other Income (Expense)	134,925	(10,679)	213,076	(31,522)
NET INCOME (LOSS)	$100,794	$(89,039)	$46,260	$(354,086)

Net income (loss) per common share, basic and diluted	$0.00	$(1.41)	$0.00	$(5.58)

Weighted average number of common shares outstanding, basic and diluted	17,423,673	63,468	15,582,842	63,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$46,260	$(354,086)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on extinguishment of debt	(280,246)	—
Warrants issued for services	—	130,000
Changes in operating assets and liabilities:
Prepaid expense	—	(1,560)
Accounts payable and accrued expenses	120,173	75,601
Income taxes payable	—	(238)
Net cash used in operating activities	(113,813)	(150,283)

FINANCING ACTIVITIES:
Cash received from shareholder	—	100,007
Proceeds from loan from related parties	112,500	56,953
Net cash provided by financing activities	112,500	156,960
NET (DECREASE) INCREASE CASH	(1,313)	6,677

CASH BEGINNING OF THE PERIOD	2,884	592
CASH END OF THE PERIOD	$1,571	$7,269
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with the purchase of classifiedride.com	$1,400	$—
Issuance of common stock in connection with the purchase of Autoglance, LLC	$77	$—
Issuance of common stock for conversion of debt	$340,362	$—
Note payable for the purchase of classifiedride.com (Note 3)	$587,564	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp.

The Company is engaged primarily in the marketing and advertising sector pertaining to the following:www.classifiedride.com (“ClassifiedRide”) and www.autoglance.com ( “Autoglance”). Launched to the public in February 2012, ClassifiedRide’s platform was designed to revolutionize the selling and buying for online automotive markets. Currently, ClassifiedRide provides a classified listing platform where users can list their vehicle, truck, boat (i.e. anything that has a motor) to the Company’s website (either by free or paid listing options). The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives. These relationships are used to generate revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on May 12, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s consolidated financial statements for the fiscal year ended December 31, 2013, has been omitted. The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of results for the entire year ending December 31, 2014.

Going Concern

The Company has a net loss from operation of $166,816 and accumulated deficit of $6,421,451. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘GAAP’) and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated.

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

Valuation of Intangible Assets and Note Payable to Related Party

The Company’s intangible asset value and note balance to a related party were reduced to the appropriate carrying value of $589,041as of June 30, 2014. The change was done in accordance with GAAP, ASC 805-50-30 which relates to the carrying value of assets and liabilities at the date of transfer by related parties.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the period ended September 30, 2014 and 2013, total development costs amounted to $29,000 and $0, respectively. At September 30, 2014 and December 31, 2013, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of September 30, 2014 and December 31, 2013 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2014 and December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At the period ended September 30, 2014, the Company had no cash equivalents.

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

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at September 30, 2014, was $136,599, represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC is due and payable on April 1, 2015. The accrued interest under the Myers – LOC as of September 30, 2014 was $14,392.

B )Loans payable to related party – Frye

On April 14, 2014, the Company entered into a promissory note with Stephen Frye, an executive officer (President) and director of the Company, for $13,500. The principle amount due Mr. Frye as of September 30, 2014 was $13,325. These amounts are unsecured and bear interest at the rate of 12% per annum.The note is due and payable on April 2015.The accrued interest under the Note as of September 30, 2014 was $718.

c) January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers ”) to acquire certain assets including, www.classifiedride.com, whose platform was designed to revolutionize the selling and buying platform for online automotive markets. Ms. Myers (our Chief Operations Officer and Director, is the managing member and sole owner of Baker Myers. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate of 7% per annum and issued 14,000,000 shares of the Company’s common stock. At June 30, 2014, the carrying value of the assets was reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436 to $587, 564. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587, 564, the interest rate was set at 8% per annum, and interest re-calculated from the contract date based on the reduced principal balance of the note. At September 30, 2014, the note balance and accrued interest was $587,487 and $32,355, respectively.

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

Issued and Outstanding

Preferred Stock

As of September 30, 2014, the Company had not issued any preferred stock.

Common Stock

At September 30, 2014, the Company had 18,429,108 shares of common stock issued and outstanding.

During the nine months ended September 30, 2014, the Company issued 18,278,620 shares of common stock as follows:

On January 13, 2014, the Company issued 14,000,000 shares of the Company’s Common Stock in conjunction with its asset purchase agreement to acquire www.classifiedride.com.See further discussion at Note 1 and 4.

On January 15, 2014, the Company issued 765,000 shares of the Company’s Common Stock for 51% of the membership interests of Autoglance, LLC, a Tennessee Limited Liability Company. See discussion at Note 1.

On March 14, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert 12.725% of the note balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,153,620 shares of Common Stock at $0.10 per share, as partial payment for $115,362, thereby reducing the balance owed to $791,212. The Company recognized a gain of $115,247 on extinguishment of the debt, as a result of this transaction.

On May 22, 2014, the Board of Directors approved three subscription agreements aggregating $55,000 and authorized issuance of 110,000 shares of common stock pursuant to the terms of the subscription agreements. Proceeds of $55,000 were received in November 2013.

On July 11, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $100,000 of the balance, which was due and in default as of December 31, 2011, to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,000,000 shares of Common Stock at $0.10 per share, as partial payment for $100,000, thereby reducing the balance owed to $691,212. The Company recognized a gain of $72,186 on extinguishment of the debt, as a result of this transaction.

On August 18, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $50,000 of the note balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 500,000 shares of Common Stock at $0.10 per share, as partial payment for $50,000, thereby reducing the balance owed to $641,212. The Company recognized a gain of $36,903 on extinguishment of the debt, as a result of this transaction.

On September 17, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $75,000 of the note balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 750,000 shares of Common Stock at $0.10 per share, as partial payment for $75,000, thereby reducing the balance owed to $566,212. The Company recognized a gain of $55,910 on extinguishment of the debt, as a result of this transaction.

In September 2013, the Company entered into subscription agreements with Cape Mackinnon, Inc. and EV Tech LLC in exchange for $80,000. The Company agreed to settle this sum, either with common stock at $0.50 per share by September 2014 or repay the sum of $80,000 plus interest at an annual rate of 8%. As of September 30, 2014 the Company had not issued common stock for this subscription and reclassified the full sum to current liabilities. The Company also has accrued interest of $6,609 as of September 30, 2014 related to this agreement.

Below is a summary of the Contingent Consideration Payable at September 30, 2014:

	(Unaudited) As of September 30, 2014	(Audited) As of December 31, 2013
Contingent Consideration Due	$2,000,000	$2,000,000
Less payments	(984,638)	(984,638)
Payment of exercise of warrants	(108,788)	(108,788)
Conversion of contingent consideration to common stock	(340,362)	-
	$566,212	$906,574

The contingent consideration is pursuant to an Agreement between former director, Charles R. Cronin and the Company’s wholly owned subsidiary, Dynamic Energy Development Corporation, dated February 25, 2011 for the purchase of Transformation Consulting Inc. for a total purchase price of $2,000,000. Through December 31, 2012, net refunds, made to Mr. Cronin totaled $984,638, leaving an outstanding balance of $1,015,362 remaining. On September 30, 2013, Cronin entered into an Assignment and Assumption Agreement in which Habanero Properties (“Habanero”) became the holder of the note and subsequently assigned it Rocky Road Capital Inc.

6. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Birch First Capital Fund, LLC

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The original balance of the line of credit agreement between Birch First and the Company was for $151,000. The Company filed a response and counterclaim. On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. As of September 30, 2014, the Company has entered into settlement negotiations with Birch First and hopes to resolve this matter by settlement, although there is no guarantee the Company will be able to settle this matter or if the settlement will be on terms deemed favorable to the Company. The disputed liability amount, including accrued interest, as of September 30, 2014 is $195,806. The litigation is pending as the parties reach a settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine-month period ended September 30, 2014. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report.

Company Overview

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp. The Company is engaged primarily in the marketing and advertising sector pertaining to the following: www.classifiedride.com (“ClassifiedRide”) and www.autoglance.com (“Autoglance”). Launched to the public in February 2012, ClassifiedRide’splatform was designed to revolutionize the selling and buying for online automotive markets. Currently, ClassifiedRide provides a classified listing platform where users can list their vehicle, truck, boat (i.e. anything that has a motor) to the Company’s website (either by free or paid listing options).

Plan of Operations

The Company’s plan of operation is two-fold with its center focus in the marketing and advertising sector to profit from income related to businesses in which the Company owns and operates. Industrial sectors in which the Company has begun its marketing development include the automotive and hospitality industry. In relation to the automotive sector, the Company is continuing its development of ClassifiedRide to enhance end user’s private upgrades, third party advertising, dealership services and affiliate lead programs on the ClassfiedRide website (www.classifiedride.com), and continue development on Autoglance’s (www.autoglance.com) platform. On ClassifiedRide, end users can search or list their vehicle, boat, RV, (anything with a motor) for sale. Autoglance allows end users to search for a vehicle and view the best deal based on the market value grouping of similar cars for sale in the searched demographic area. As operations has been advancing to other sectors, the Company has begun its marketing research segment of the hospitality industry of Roatan, a bay island of Honduras, for possible alignments with businesses to enhance existing revenues for maximum profit.

Our Strategy

We are in the early days of pursuing our mission to make marketing and advertising more open and connected in each targeted sector that we plan to enhance. We have a significant opportunity to further enhance the value we deliver to users and operational developments. Key elements of our strategy are:

•

Expand Our User Community and Networks. We continue to focus on growing our user base across the United States, Canada, Europe and Honduras. We intend to grow our user base by continuing our marketing and user acquisition efforts and enhancing our products and software designed to help our users reach their end goal of finding the desired information available.

•

Align and enhance business for maximum revenue growth with marketing and advertising advancements. We continue to focus on enhancing targeted businesses in our industry sectors by continued technologies and fresh content.

•

Build Great Products and Widgets to Increase Engagement. We prioritize product development investments that we believe will create engaging interactions between our users and advertisers on our website, across the web, and on mobile devices.

•	Provide Users with Innovative Resources and Tools. We aim to provide innovative technology that is designed to aid the user reach their end goal.

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

RESULTS OF OPERATIONS

Results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues and Net Income (Loss) From Operations

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
	$3,192	$-
Operating and other income (expenses)	97,602	(89,039)
Net income (loss)	$100,794	$(89,039)

In 2013, no revenues were generated from the Company’s efforts in their business plan under the recoverable energy sector. For three month period ended September 30, 2014, the Company generated $3,192 in revenue from classifiedride.com.

Operating Expenses and Other (Income) Expenses

	Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Project development costs	-	$-
Consulting services	$6,000	-
General and administrative expenses	31,323	78,360

Gain on extinguishment of debt	(164,999)	-
Interest expense and other	30,074	10,679
Total Operating Expenses and Other (Income) Expenses	$(97,60)	$89,039

The increase in consulting services during the three month periods set forth above during 2013 to 2014 is primarily due to the Company budgeting its expenses and incurring costs under current operating capital restrictions and business plan. The decrease in general and administrative expenses is primarily due to the Company’s legal, audit and accounting fees incurred relating to the current operations of the Company. During the three month period ended September 30, 2013 we approved four note conversion agreements with Rocky Road to convert note balances aggregating $255,000 into 2,250,000 shares of common stock at $0.10 per share, thereby reducing the balance owed to $566,212. We recognized a gain of $164,999 on extinguishment of the debt, as a result of these transactions

Results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues and Net Income (Loss) From Operations

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue	$12,621	$-
Operating and other income (expenses)	33.639	(354,086)
Net income (loss)	$46,260	$(354,086)

In 2013, no revenues were generated from the Company’s efforts in their business plan under the recoverable energy sector. For the nine month period ended September 30, 2014, the Company generated $12,621 in revenue from classifiedride.com.

 Operating Expenses and Other (Income) Expenses

	Nine Months Ended September 30,
	2014	2013
	Unaudited	Unaudited
Project development costs	$29,000	$-
Consulting services	38,500	70,000
General and administrative expenses	111,937	252,564
Gain on extinguishment of debt	(280,246)	-
Interest expense and other	67,170	31.522
Total Operating Expenses and Other (Income) Expenses	$(33,639)	$354,086

The increase in project development costs during the nine month periods set forth above during 2013 to 2014 is primarily due to project activities related to development and web design of networks that started in the fourth quarter of 2013. The decrease in consulting services is primarily due to the Company budgeting its expenses and decreasing costs and a change in management. The decrease in general and administrative expenses is primarily due to the Company budgeting its expenses and decreasing costs under current operating capital restrictions and change in management. We approved an aggregate of five note conversion agreements with Rocky Road to convert note balances aggregating $340,362 into 3,403,620 shares of common stock at $0.10 per share, thereby reducing the balance owed to $566,212. We recognized a gain of $280,246 on extinguishment of the debt, as a result of these transactions.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Company had cash on hand of $1,571 and $2,884, respectively. The Company had decreased cash flow of $1,313 for nine months ended September 30, 2014, resulting primarily from the operations of the Company’s activities in advertising, marketing and paid professional fees.

The Company expects significant capital expenditures during the remainder of the year and for the upcoming year of 2015. We anticipate that we will need approximately $2,000,000 for operations for the next 15 months to effectively deploy our business plan and develop our projected revenue stream to sustain profitable operations. The capital will be needed for continued development of the Company’s network strategy and development of its website platform assets. The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. The Company presently does not have any available credit, bank financing or other external sources of liquidity.

The Company has a working capital deficit at September 30, 2014 of $1,378,940.

Going Concern Uncertainties

There is substantial doubt about our ability to continue as a “going concern” because the Company has incurred continuing losses for operations since the Company’s inception, and net loss from operations of $ 166,816 at September 30, 2014. We currently have only limited working capital with which to continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 15 months and continue to implement its business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that our current financial condition, liquidity and capital resources may not satisfy our cash requirements for the next twelve to fifteen months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate more sales revenue within the next 12-15 months, but that these sales revenues may not satisfy our cash requirements to implement our business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

We have no committed source for funds as of this date. No representation is made that any funds will be available when and if needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, and could fail to satisfy our future cash requirements as a result of these uncertainties.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the current quarter that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

In the fiscal quarter ended September 30, 2014, there had been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 16, 2013 Birch First Capital Fund, LLC (“Birch First”) filed a complaint against the Company in the 15th judicial circuit of Florida (2013 CA 012838) alleging that the Company owes them $168,661. The Company filed a response and counterclaim. On November 18, 2013 the Company became aware of litigation by Birch First and Birch First Capital Management, LLC against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. At September 30, 2014, the Company is continuing its settlement negotiations with Birch First. The disputed liability amount, including accrued interest, as of September 30, 2014 is $195,806.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the period ended September 30, 2014, the Company issued 2,250,000 shares of common stock as follows:

On July 11, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $100,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,000,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $691,212. The Company recognized a gain of $72,186 on extinguishment of the debt, as a result of this transaction.

On August 18, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $50,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 500,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $641,212. The Company recognized a gain of $36,903 on extinguishment of the debt, as a result of this transaction.

On September 17, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $75,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 750,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed to $566,212. The Company recognized a gain of $55,910 on extinguishment of the debt, as a result of this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

N/A

ITEM 6. EXHIBITS.

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit
10.34*	Addendum #3 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated September 30, 2014.
21.1	List of Subsidiaries
31.1**	Certification of the Registrant’s Chief Executive officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101***	Interactive Data File

___________

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
***	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: November 14, 2014	By:	/s/ Steven Frye
Steven Frye,
Chief Executive Officer
(Duly Authorized and Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Steven Frye
Steven Frye,
Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

