Form 10-K
period 2014-12-31
Elite Data Services, Inc.
filed 2015-04-15
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number: 50-11050

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 15, 2015, the Company had 21,773,282 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K for the year ended December 31, 2014

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

PART I

Item 1. BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology company whose software applications are developed to market and advertise assets that the Company owns and controls. Currently, we have been focused on the development of our automotive platforms and have begun expanding into the hospitality and gaming arena, focalizing our efforts on the island of Roatan, the largest of the bay islands of Honduras.

For the year ended December 31, 2014, highlighted events of the Company are as follows:

2014 Highlights

Classifiedride - On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers LLC”) to acquire www.classifiedride.com, an online selling and buying platform for automotive markets. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate calculated at $17,500 per month and issued 14,000,000 shares of the Company’s common stock. Ms. Myers is the sole managing member of Baker Myers LLC and currently serves the Company as an Officer and Director. At June 30, 2014, the carrying value of the asset was reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587,564 and interest re-calculated from the contract date based on the reduced principal balance of the note. ClassifiedRide provides a classified listing platform where users can list their vehicle truck, boat (i.e. anything that has a motor) to the Company’s website either by free or paid listing options. The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives. These relationships are used to generate revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers.

Autoglance - On January 15, 2014, the Company entered into an Asset Purchase Agreement with Baker Myers LLC for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares of the Company’s common stock as consideration. Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. More specifically, Autoglance’s algorithm groups vehicles of the same make and model in a market location to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The end user can easily see hidden cars if he/she wishes by the click of a button.

Available Information

Our website is located at www.edscompanies.com. For investor relations, please go to http://www.edscompanies.com/investors.html. Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are available through our website after we file them with the SEC.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As the Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter) or is a well-known seasoned issuer, the Company is not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES

The Company’s office is located at 4447 N. Central Expressway Ste 110-135 Dallas, Texas 75205.

ITEM 3. LEGAL PROCEEDINGS

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a line of credit agreement. The disputed liability amount under the line of credit agreement, including accrued interest, as of December 31, 2014 is $201,469. The Company filed a response and counterclaim alleging a minimum of $200,000 damages to be accumulated at trial. In response, Birch First amended his original complaint to include additional breach of contract of a 2011 and 2013 Consulting Agreement alleging $300,000 in unpaid fees. The Company does not recognize the consulting contracts currently under dispute as such agreements were not accounted for nor acknowledged by the former Board of Directors. On November 18, 2013, Birch brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit.

As of December 31, 2014, the Company is still continuing negotiations with Birch First and hopes to resolve this matter by settlement, although there is no guarantee the Company will be able to settle this matter or if the settlement will be on terms deemed favorable to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board (“OTCQ.BB) under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$.00	$.00
Second Quarter	$7.00	$.00
Third Quarter	$7.50	$1.21
Fourth Quarter	$2.46	$1.11

Fiscal year ended December 31, 2013:
First Quarter	$0.06	$0.02
Second Quarter	$0.04	$0.01
Third Quarter	$0.04	$.01
Fourth Quarter	$.03	$.00

Prices not adjusted for 1300-1 reverse stock split dated November 4, 2013.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the Company’s stockholders. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

As of April 15, 2015, there are approximately 400 shareholders of record, including beneficial holders of the Company’s stock, with 21,773,282 shares outstanding of common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, the Company sold 3,553,620 shares of common stock as follows:

On March 14, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $115,362 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,153,620 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $791,212. The Company recognized a loss of $461,448 on extinguishment of the debt, as a result of this transaction.

On May 22, 2014, the Board of Directors approved three subscription agreements aggregating $55,000 and authorized issuance of 110,000 shares of common stock pursuant to the terms of the subscription agreements. Cash proceeds of $55,000 were received in November 2013.

On July 11, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $100,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,000,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $691,212. The Company recognized a loss of $400,000 on extinguishment of the debt, as a result of this transaction.

On August 18, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $50,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 500,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $641,212. The Company recognized a loss of $200,000 on extinguishment of the debt, as a result of this transaction.

On September 17, 2014, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $75,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 750,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed to $566,212. The Company recognized a loss of $300,000 on extinguishment of the debt, as a result of this transaction.

On December 20, 2014, the Board of Directors approved a subscription agreement for $20,000 and authorized issuance of 40,000 shares of common stock pursuant to the terms of the subscription agreement. Cash proceeds of $20,000 were received in November 2013.

Stock Purchase Warrants

On December 6, 2014, the Company granted and delivered to EraStar Inc. a warrant for 1,000,000 shares with a strike price of $2.00 per share with a one year expiration date.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company’s Approach to Management’s Discussion of Financial Condition and Results of Operations

In our discussion, we aim to provide: 1) a narrative explanation of our financial statements that enables investors to see the company through the eyes of our management; 2) an enhancement of the overall financial disclosure with provided context with which the financial information should be analyzed; and 3) information about the quality of, and potential variability of, our earnings and cash flow so investors can ascertain the likelihood that past performance is indicative of future performance. In our overall presentation, we aim to focus on the material, analysis, key performance measures and known material trends and uncertainness of the Company, disclosure regarding liquidity and capital resources, and disclosure regarding critical accounting estimates. As part of our overall presentation, we strive to present the most material information as the most prominent and avoid unnecessary duplicative disclosures that can tend to overwhelm our readers and act as an obstacle to identifying material matters.

Executive Level Overview

Our business is focused mainly, but not limited to, the marketing and advertising sector whereby we develop software solutions for assets in which the Company owns and controls. For the last year, we have engaged in the automotive sector and have recently begun implementation in the hospitality and gaming sectors of Roatan, the largest of the bay islands of Honduras. For the two years prior, the Company was engaged in in the recoverable energy sector while also engaging in the marketing and advertising sector of the Company’s wholly owned subsidiary Transformation Consulting, Inc. (“TC”). Beginning September 2013, the Company devoted its energy towards the marketing and advertising sector that generated the most revenue for the Company in its past operations. This was evidenced by our acquisition with Baker Myers & Associates, LLC for the purchase of www.classifiedride.com and 51% of the controlling interest of Autoglance, LLC, which includes www.autoglance.com. --See NOTE 4

On April 6, 2015, the Company acquired a distributor license to operate gaming machines on select cities in Honduras and Roatan, the largest of the bay islands. Pursuantly, the Company entered into a Securities Purchase Agreement and Promissory Note with H y H Investments, S.A to acquire all of the capital stock of a Honduras corporation, whose sole assets consist of a license to operate a total of one Hundred and Sixty (160) gaming machines in two cities on the Honduras mainland and One Hundred and Sixty (160) gaming machines on the bay island of Roatan. -- See NOTE 9.

Company History

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

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company and Dynamic Energy Development Corporation (DEDC), a private corporation, transacted a reverse triangular merger in which DEDC became a subsidiary of the Company and DEDC’s staff began to operate the Company, shifting its focus to the recoverable energy sector. The fiscal year end of the Company was changed to December 31 from August 31. The Company formally changed its name to Dynamic Energy Alliance Corporation, having amended its Articles of Incorporation effective September 15, 2011. The Company’s new trading symbol, DEAC, became effective in December 2011, and the Company is still currently trading under this symbol.

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

In conjunction with the acquisition of DEDC, the Company acquired TC, a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from certain of TC’s direct-to-consumer membership club products that was transferred to the related party under the Agency Agreement. Presently, as the Company continues its operations, it has decided to focus more on the advertising and marketing model that generated revenues in the Company’s past.

DEDC proposed to develop a full cycle process plant for converting discarded tires to saleable synthetic oil and solvents and carbon products. To accomplish this plan and other milestones, management attempted to secure one or more partnerships, on a site-by-site basis, with local joint venture partners and/or financing sources, including companies who produced shredded tire feedstock usable in the plants. The Company’s business plan anticipated the creation of a state-of-the-art production facility called the “Pyrol Black Energy Campus” in late 2013 and early 2014, as one of its initial milestones. Specifically, the Company planned to acquire, combine and optimize a variety of existing proven and potentially innovative “Renewable Energy” technologies currently available in the market. Creation of such an initial plant required obtaining a location that has a dependable supply of waste feed stock, obtaining the necessary capital to develop, construct and set in operation the plant (likely with local joint venture partners and/or other financing sources), and establishment of markets for the resale of resulting products. The Company hoped to partner with other companies who could provide feedstock, land for a plant, and/or capital, on a joint venture basis.

As a result of the Company not being able to obtain the necessary funding to develop its plan as set forth above during the third quarter of 2013, new management joined DEAC and decided to focus mainly on the marketing and advertising sector with dynamic and complex web platforms. This business model was not foreign to the Company as its wholly owned subsidiary, TC, had been engaged in developing, marketing, administering, and selling various consumer products and services including membership club products two years prior.

Plan of Operations

As of December 31, 2013, the Company worked on securing its operations under the marketing and advertising sector. In support of this business direction, the Company entered into two asset purchase agreements in January 14, 2014 for classifiedride.com and autoglance.com. Classfiedride.com is a website where end users can search or list their vehicle, boat, RV, (anything with a motor) for sale. To offer a different approach to the car buying and selling market, our developments are coincided to aid the private seller buy and trade their vehicle using social media and mobile application enhancements. Beginning in the middle half of 2014, the Company had an expansion opportunity that prompted research and development in the hospitality and gaming sector of Roatan, the largest of the bay islands of Honduras. The Company’s mission is to expand its offerings to revolutionize each sector of its industries. Our management team has over 45 years of experience in the advertising and marketing industry; however, the Company’s goal is to eventually penetrate different markets by utilizing the Company’s technology and network-maximizing software. Currently, the Company focused on the automotive sector and the market research and development needed for the gaming and hospitality sector. We believe that our software and technologies align to a multitude of other industries and products. Whether the industry expansion is done in-house or on a licensed/leased basis is to be determined, but the Company’s purpose with its business model is to be first to market in a complete offering of technology-oriented networks centered around assets that the Company owns and controls.

Requirements and Utilization of Funds

To implement our business plan in the marketing and advertising sector, we will need to continue to raise working capital in an amount of $2,000,000 over the twelve month period beginning in the first quarter of 2015 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

To date management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, is uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Going Concern

In their report for our 2014 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise cash from sources other than from the sale of our products through debt and equity financing facilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in NOTE 3, Summary of Significant Accounting Policies to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

The Company does not have any unrecognized tax benefits as of December 31, 2014 and 2013 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2014 and 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provided guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance required entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss, or tax credit carryforward if certain criteria are met. The guidance eliminated the diversity in practice in the presentation of unrecognized tax benefits but did not alter the way in which entities assess deferred tax assets for realizability. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013. The requirements of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2014.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for transfer of promised goods or services to customers. ASU-2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. ASU-2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. The Company does not expect the adoption of this amended guidance to have a significant impact on its Consolidated Financial Statements.

Other accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting year did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results from Operations

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013
Revenue	$15,015	$0
Operating and other expenses	331,124	472,154
Net operating loss income	$(316,109)	$(472,154)

Operating Expenses

Our expenses for the years ended December 31, 2014 and 2013 are summarized follows:

	Years Ended December 31,
	2014	2013
Project development costs	$29,139	$21,999
Consulting services	43,840	261,536
Investor relations	75,274	—
General and administrative expenses	182,871	147,434
Total Operating Expenses	$331,124	$430,969

The increase in project development costs from 2013 to 2014 is primarily due to project activities related to investigation and design of proto-type equipment that started in the fourth quarter of 2013. The decrease in consulting services in 2014 as compared 2013 is primarily due to the Company changing ownership with a change in management and refocus of the Company. The increase in investor relations and general and administrative expenses from 2014 from 2013 is primarily due to the Company’s change in direction. The increase of $110,711 is mainly comprised of $75,274 investor relation costs and non-cash warrant costs associated with investor relations.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $659 and our working capital deficit was $654,246. In 2014, we generated revenues of $15,015 and a net loss of $2,357,465. The net loss is mainly comprised of non-cash losses on the extinguishment of debt aggregating $1,361,448 and impairment of intangible assets of $ 589,041. As of December 31, 2013, we had cash of $2,884 and had a working capital deficit was $1,405,316. During the year ended December 31, 2013, we generated no revenues and had a net loss of $472,154. As of December 31, 2014, we have a cumulative net loss of $8,825,176. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

Cash Flows

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(117,155)	$(233,207)
Net cash provided by financing activities	114,930	235,799
Net decrease increase in cash	$(2,225)	$2,292

Cash Flows - Operating Activities

Cash used in operating activities of $117,155 in the year ended December 31, 2014 is primarily utilized for operating costs, offset by non-cash warrant expenses relating to investor relations services of $41,528, non-cash consulting expenses of $ 35,274, loss on extinguishment of debt of 1,361,448, impairment of intangible assets of $ 589,041 and an increase in accounts payable and accrued expenses of $213,019. Cash used in operating activities of $233,207 in the year ended December 31, 2013 is primarily due to loans the Company partook to pay for expenses related to operations and Company general expenses under prior management.

Cash Flows - Financing Activities

Cash provided by financing activities in the year ended December 31, 2014 was due to $101,605 net cash received from a related party and $13,325 received from a note payable from a former officer of the Company. Cash provided by financing activities in the year ended December 31, 2013 is due to subscription agreements of $155,000 and proceeds from related parties of $80,799.

Going Concern Uncertainties

Management believes that our current financial condition, liquidity and capital resources will not satisfy our cash requirements for the next twelve months to deploy our current business plan, and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our current business and fund our necessary operating expenses, through financial commitments from future debt and equity financings, if and when possible.

Management believes that we may generate more revenue within the next 12 months, but that these revenues will not satisfy our cash requirements to implement our current business plan, including, but not limited to, project acquisitions, engineering, and integration costs, and other operating expenses and corporate overhead, which is subject to change depending upon pending business opportunities and available financing.

We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and/or debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has a cumulative net loss of $8,825,176 at December 31, 2014. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Elite Data Services, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Data Services, Inc, formerly Dynamic Energy Alliance Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $8,825,176 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2015

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$659	$2,884
Prepaid expense	820,882	—
Total Assets	821,541	2,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$606,221	$313,202
Line of credit payable	151,000	151,000
Loans from a related party	139,029	37,424
Loan payable	13,325	—
Contingent consideration payable	566,212	906,574
Total Current Liabilities	1,475,787	1,408,200

LONG TERM DEBT:
Note payable, related party	587,564	—
	2,063,351	1,408,200
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares Series A authorized; issued and outstanding 0, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding 19,219,070 and 150,488, respectively	1,922	15 (1)
Stock subscriptions	—	155,000
Additional paid-in capital	7,581,444	4,907,380
Deficit accumulated	(8,825,176)	(6,467,711)
Total Stockholders’ Deficit	(1,241,810)	(1,405,316)
Total Liabilities and Stockholders’ Deficit	$821,541	$2,884

(1)

On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

 (Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

REVENUES	$15,015	$—

OPERATING EXPENSES
Project development costs	29,139	21,999
Consulting services	43,840	261,536
Investor relations	75,274	—
General and administrative	182,871	147,434
Total Operating Expenses	331,124	430,969
LOSS FROM OPERATIONS	(316,109)	(430,969)

OTHER INCOME (EXPENSE):
Impairment of intangible assets	(589,041)	__
Loss on extinguishment of debt	(1,361,448)	—
Interest expense – related party	(58,842)	(41,185)
Interest expense - other	(32,025)	—
Total Other Expense	(2,041,356)	(41,185)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,357,465)	(472,154)

PROVISION FOR INCOME TAX (BENEFIT)	—	—

NET LOSS	$(2,357,465)	$(472,154)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.14)	$(5.70)

Weighted Average Common Shares Outstanding:
Basic and diluted (1)	16,393,316	85,640

(1)

On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Additional		Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Receivable	Capital	Deficit	Deficit
Balance, December 31, 2012	8,811	$1	63,486	$2	$—	$4,389,052	$(5,995,557)	$(1,606,502)
Issuance of warrants	—	—	—	—	—	140,000	—	140,000
Issuance of preferred stock	—	—	—	—	—	40	—	40
Cashless conversion of warrants to common stock	—	—	385	—	—	—	—	—
Conversion of warrants to common stock	—	—	16,923	1	—	298,299	—	298,300
Forgiveness of debt by former CEO	—	—	—	—	—	80,000	—	80,000
Issuance of common stock in exchange for preferred stock	(9,113)	(1)	70,032	2	—	(1)		—
Subscription agreements	—	—	—	—	155,000	—	—	155,000
Effect of reverse stock split		—	(320)	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(472,154)	(472,154)
Balance, December 31, 2013	—	—	150,488	$15	$155,000	$4,907,380	$(6,467,711)	$(1,405,316)
Rounding adjustment	—	—	38	—	—	—	—	—
Common stock issued for debt conversion	—	—	3,403,620	340	—	1,701,470	—	1,701,810
Common stock issued for services	—	—	750,000	75	—	374,925	—	375,000
Warrants issued	—	—	—	—	—	522,684	—	522,684
Shares issued for intangible assets	—	—	14,765,000	1,477	—	—	—	1,477
Subscription agreements exercised	—	—	150,000	15	(75,000)	74,985	—	—
Subscription agreements not exercised	—	—	—	—	(80,000)	—	—	(80,000)
Net loss for the year	—	—	—	—	—	—	(2,357,465)	(2,357,465)
Balance, December 31, 2014	—	$—	19,219,070	$1,922	$—	$7,581,444	$(8,825,176)	$(1,241,810)

(1)

On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,357,465)	$(472,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	589,041	__
Loss on extinguishment of debt	1,361,448	—
Non-cash consulting expenses	35,274	40
Warrants issued for services	41,528	140,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	213,019	69,435
Income taxes payable	—	(1,750)
Loans payable to related parties	—	30,922
Net cash used in operating activities	(117,155)	(233,507)

FINANCING ACTIVITIES:
Proceeds from subscription agreements	—	155,000
Proceeds from notes payable	13,325	—
Proceeds from related parties	101,605	80,799
Net cash provided by financing activities	114,930	235,799
NET (DECREASE) INCREASE IN CASH	(2,225)	2,292
CASH BEGINNING OF THE YEAR	2,884	592
CASH END OF THE YEAR	$659	$2,884
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with the purchase of Classifiedride.com	$1,400	$-
Issuance of common stock in connection with the purchase of Autoglance, LLC	$77	$-
Issuance of common stock for conversion of debt	$1,701,810	$-
Note payable for the purchase of classifiedride.com (NOTE 4)	$587,564	$-
Issuance of common stock for Investor relation service	$375,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Overview

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology Company whose software applications are developed to market and advertise assets that the Company owns and controls. Currently, we have been focused on the development of our automotive platforms and have begun expanding into the hospitality and gaming arena, focalizing our efforts on the island of Roatan, the largest of the bay islands of Honduras. On April 6, 2015, we acquired a gaming distribution license for two cities on the Honduras mainland and Roatan, the largest of the bay islands. The Company will be focusing on implementing gaming machines and continue to use its existing platform technologies to maximize its revenue under its business plan. –See NOTE 9.

History

Elite Data Services, Inc. changed its name from Dynamic Energy Alliance Corporation on November 4, 2013. Prior to that, we were formerly Mammatech Corporation, and were incorporated in the State of Florida on November 23, 1981 under the name Mammathetics Corp. From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment.

Merger Acquisition by way of Share Exchange

On March 9, 2011, the Company effectively completed a merger transaction whereby it entered into a Share Exchange Agreement (“SEA”) with DEDC, becoming a wholly-owned subsidiary of the Company. The share transactions to complete the merger transaction are hereinafter collectively referred to as the “Merger.” All costs incurred in connection with the Merger have been expensed. In addition, the director and officer of the Company was replaced by the directors and officers of DEDC. Following the Merger, the Company abandoned its prior business and concurrently adopted DEDC’s business plan in the recoverable energy sector. In connection with this, the Company planned to develop, commercialize, and sell innovative technologies relating to the energy sector.

History of Transformation Consulting, Inc.

In conjunction with the acquisition of DEDC, the Company acquired Transformation Consulting (‘TC”), a wholly-owned subsidiary of DEDC. TC provides business development, marketing, and administrative consulting services. Through a January 2010 management services and a related agency agreement (“Agency Agreement”), TC received revenues from a related party based on billings received from TC’s direct consumer membership club products that were transferred to the related party under the Agency Agreement.

In March 9, 2011, DEDC acquired all of the outstanding shares, of TC pursuant to a Stock Purchase Agreement between a former director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, 2 and 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively. The purchase price for the Shares was $2,000,000, payable from the gross revenues (pre-tax) of TC, as received, subject to the following contingent reduction or increase of the purchase price. Under the original agreement (which is not currently in effect to date), if TC’s gross revenues during the two years following the closing were less than $2,000,000, then the purchase price for the shares would be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares would be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”). At the time of the acquisition, TC had minimal tangible assets and the entire $2,000,000 purchase price was allocated to a customers’ list intangible asset.

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

Habanero Properties Purchase of Controlling Ownership of Company

On September 30, 2013 Habanero Properties LTD entered into an Assignment and Assumption Agreement with Harvey Dale Cheek, and Charles R. Cronin, Jr. (the “Assignment”). Pursuant to the Assignment, Habanero Properties LTD acquired 102,693,795 shares of Common Stock equal to 52.38% of the Company. As a result of the acquisition of these shares pursuant to the Assignment, a change of control of the Company occurred and Habanero Properties LTD became a majority shareholder.

Additionally, on September 30, 2013, the Company entered into a series of repurchase agreements (the “Repurchase”) with each of the holders of its Series A Convertible Preferred Stock. The Company entered into the Repurchase in order to eliminate future dilutive issuances as a result of the make good provisions in the Company’s Series A Preferred Stock. By entering into the Repurchase, the Company was also able to reduce its convertible share exposure by 33% and eliminate the 75% override control held by the Series A Preferred Stock holders. In exchange for the Repurchase, each of the Series A Preferred Stock holders were issued common stock in the Company based on a weighted average conversion rate of 67% of the conversion rate owed to each of the Series A Preferred Stock holders pursuant to the current terms of the Series A Preferred Stock.

Pursuant to the terms of the Repurchase, the following individuals were issued shares of common stock in exchange for the repurchase of their Series A Preferred Stock. The issued 91,042,112 shares of common stock to the Preferred Holders set forth in the table below based on a weighted average conversion rate of 67% of the conversion rate owed to Preferred Holders pursuant to the current terms of the Series A Preferred Stock. A total of 91,041,112 shares of Common Stock of the Company were issued pursuant to the Repurchase. The Repurchase shares were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Name	Shares of Common Stock
Charles R. Cronin Jr.	54,953,990
James Michael Whitfield	15,094,386
Harvey Dale Cheek	17,725,860
Dr. Earl Beaver	3,267,876
TOTAL	91,042,112

On September 30, 2013, in connection with the acquisition by Habanero Properties of approximately 52.38% of the issued and outstanding shares of common stock of the Company, each of the Officers and Directors of the Company tendered their resignation, with the understanding that such resignation would be effective immediately for the Officers. Immediately prior to tendering their resignation, the Board of directors unanimously approved the appointment of three new Officers and three new Directors effective immediately.

Additionally, on September 30, 2013, the Board of Directors of the Company voted to adopt a new set of bylaws for the Company. The new bylaws became effective immediately upon adoption. As the market for high end financing suffered due to the downtown in the economy, the Company’s prior management assessed the future of the Company for acquisitions relating to TC’s marketing and advertising strategies.

During this period, the Board of Directors assessed DEDC’s business plans and progress in order to determine the feasibility of going forward on DEDC’s business plan and determined conclusively it was not in the Company’s best interest based on past operations and significant reliance on external financing. The Company then concentrated on the marketing and advertising solutions under its TC business model that had generated the most revenue for the Company in the past. Since September 30, 2013, the Company focused on TC’s business model involving advertising and marketing services.

Related Party Transactions with Baker Myers & Associates, LLC

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers LLC”) to acquire www.classifiedride.com, an online selling and buying platform for automotive markets. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate calculated at $17,500 per month and issued 14,000,000 shares of the Company’s common stock. Ms. Myers is the sole managing member of Baker Myers LLC and currently serves the Company as both an Officer and Director. At June 30, 2014, the carrying value of the asset was reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587,564 and interest re-calculated from the contract date based on the reduced principal balance of the note.

Launched to the public in February 2012, ClassifiedRide provides a classified listing platform where users list their vehicle, truck, boat (i.e. anything that has a motor) to the Company’s website (either by free or paid listing options). The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives. These relationships are used to generate revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers. The Company has currently been in the process of implementing some coding changes and debugging its interface. – See NOTE 4.

On January 15, 2014, the Company entered into an Asset Purchase Agreement with Baker Myers LLC for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares of the Company’s common stock as consideration. Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. More specifically, Autoglance’s algorithm groups vehicles of the same make and model per demographic area to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The user can easily see hidden cars if he/she wishes by the click of a button. -- See NOTE 4.

Securities Purchase Agreement and Promissory Note with H y H Investments, S.A.

The Company entered in an Option Purchase Agreement with H y H Investments, S.A. (“H y H”) on November 30, 2014, giving the Company the option to purchase Inversiones Turisticas Gaming Unlimited S.A., a Honduras corporation whose sole assets consisted of a casino license with five tables and one hundred and fifty gaming machines for use in the municipality of Roatan. On January 12, 2015, the Company entered into an amended option purchase agreement, which extended the option date to February 28, 2015. The Company did not choose to exercise the option, in part, because of a potential gaming distributor license that H y H had available that aligned more fluently with the Company’s business model.

On April 6, 2015, the Company acquired a distributor license to operate gaming machines from H y H for select cities in Honduras and Roatan, the largest of the bay islands. Pursuantly, the Company entered into a Securities Purchase and Promissory Note with H y H Investments, S.A to acquire all of the capital stock of its Honduras corporation, whose sole assets consist of a license to operate a total of Three Hundred and Twenty (320) gaming machines distributable at Eighty (80) machines each for the cities of La Lima and Trujillo (located on the Honduras mainland), and One Hundred and Sixty (160) gaming machines distributable in the bay island of Roatan. -- See NOTE 9.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dynamic Energy Development Corporation (DEDC), which is inactive and Transformation Consulting (TC), which is also inactive. All significant inter-company accounts have been eliminated in consolidation.

NOTE 2. GOING CONCERN

Since inception, the Company has a cumulative net loss of $8,825,176. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior management continued to manage its costs for 2014 to ensure appropriate funding is on hand for its operation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc.. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made in Statement of Operations during the year ended December 31, 2014. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of consulting expenses and project development costs. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' equity.

Valuation of Intangible Assets and Note Payable to Related Party

The Company’s intangible asset value and note balance to a related party were reduced to the appropriate carrying value of $587,564 as of June 30, 2014. An impairment loss of $589,041 has been charged to intangible assets since the fair value is less than the carrying amount as of the year end. As of December 31 2014, the intangible assets carrying value is $0.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the years ended December 31, 2014 and 2013, total development costs amounted to $29,139 and $21,999, respectively. At December 31, 2014 and 2013, the Company had no deferred product development costs.

Cash

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At December 31, 2014 and 2013, the Company had no cash equivalents.

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

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the future use and disposal of the related assets or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. These tests were performed for the year ended December 31, 2014 and an impairment loss of $589,041 has been charged to intangible assets since the fair value is less than the carrying amount as of the year end.

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

Loss Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of December 31, 2014 and 2013, there were no outstanding dilutive securities.

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

The Company does not have any unrecognized tax benefits as of December 31, 2014 and 2013 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2014 and 2013.

Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i.	the counterparty’s performance is complete;

ii.	commitment for performance by the counterparty to earn the common shares is reached; or

iii.	the common shares are issued if they are fully vested and non-forfeitable at that date.

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

Recently and Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for transfer of promised goods or services to customers. ASU-2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. ASU-2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. The Company does not expect the adoption of this amended guidance to have a significant impact on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not, believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4.  RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2014 and December 31, 2013 was $139,029 and $37,424, respectively, represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers – LOC as of December 31, 2014 and 2013 was $18,562 and $3,924, respectively.

January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate of 7% per annum and issued 14,000,000 shares of the Company’s common stock. At June 30, 2014, the carrying value of the assets was reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436 to $587,564. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587,564, the interest rate was set at 8% per annum, and interest re-calculated from the contract date based on the reduced principal balance of the note. At December 31, 2014, the note balance and accrued interest was $587,487 and $44,203, respectively.

January 15, 2014 Agreement – Autoglance

On January 15, 2014, the Company entered into an Agreement with Baker Myers for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares the Company’s common stock as consideration.

Contingent Consideration Payable

Pursuant to Stock Purchase Agreement between a former director of the Company (“the Director”) and DEDC, dated February 25, 2011 and Amendments No. 1, No. 2 and No. 3 to Stock Purchase Agreement, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, DEDC acquired all of the outstanding shares, of Transformation Consulting, Inc. (“TC”). The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price. If TC’s gross revenues during the two years following the closing was less than $2,000,000, then the purchase price for the shares would be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares would be increased by one-half of the excess revenues over $2,000,000 (“contingent consideration”).

TC’s revenues were primarily related to revenues received from an entity controlled by the Director (“related entity”) under a January 2010, Management Services and Agency Agreement (“Agency Agreement”). Under the Agency Agreement, TC received revenues based on billings received from certain of TC’s direct to consumer membership club products that were transferred to the related entity under the Agency Agreement. Pursuant to the Agency Agreement, TC agreed to (1) transfer to the related entity the ownership of certain TC current direct to consumer membership products upon TC receiving a total of $1,000,000 in revenues; (2) introduce the related entity to TC’s existing and potential vendors for use in managing the TC current programs on behalf of TC; and (3) have the related entity act as TC’s sales agent for new product sales. In consideration, TC receives all gross receipts of existing sales, less the related entity’s management fee of 20% of gross sales. Separately, TC and the related entity would each be entitled to 50% of new business sales. After total payments of $2,000,000 to TC from all related revenues under the Agency Agreement, the related entity would no longer be obligated to pay TC any further compensation.

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement were disbursed to the former Director. Contingent consideration is payable based on a payment schedule, as amended, as follows:

Payment one: the first $900,000 of gross revenues paid on receipt;
Payment two: the next $115,944 of gross revenues paid at the later of 90 days of receipt or June 30, 2012;

For the years ended December 31, 2013 and 2012, TC gross revenues totaled $-0- and $1,580,302, respectively. Through December 31, 2012, TC gross revenues under the TC Stock Purchase Agreement totaled approximately $2,000,000.

Through December 31, 2013, payments, net of refunds, made to Director under the TC Stock Purchase Agreement totaled $984,638. Part of the outstanding balance owed at the time of exercise of the warrants was offset towards the payment of the warrants exercised at their strike price and aggregated $108,788. As part of the Assignment and Assumption Agreement entered into by Charles Cronin, Harvey Dale Cheek and Habanero Properties dated September 30, 2013, TC assigned this debt to Habanero Properties. At December 31, 2014 and 2013, the contingent consideration payable is as follows:

	As of December 31, 2014	As of December 31, 2013
Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	(984,638)	(984,638)
Payment of exercise of warrants	(449,150)	(108,788)
	$566,212	$906,574

NOTE 5. NOTE PAYABLE

On April 14, 2014, the Company entered into a promissory note with Stephen Frye, former Chief Executive Officer, President, CFO, and Director of the Company, for $13,500. The principle amount due Mr. Frye as of December 31, 2014 was $13,325. These amounts are unsecured and bear interest at the rate of 12% per annum. The note is due and payable December 31, 2015. The accrued interest under the Note as of December 31, 2014 was $1,154. On December 6, 2014, Mr. Frye resigned as Chief Executive Officer, Chief Financial Officer, President, and Director of the Company.

NOTE 6. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Loans Payable Related Party

The amounts due to a related party at December 31, 2014 of $139,029, represents an unsecured promissory note (“Myers – LOC”) due to a shareholder and director of the Company. These amounts are unsecured and bear interest at 12% per annum and $18,562 interest is accrued at December 31, 2014. On December 31, 2014, the loan due date was extended to December 31, 2015.

Birch First Capital Fund, LLC

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (LOC). At December 31, 2014, the disputed liability including accrued interest under the LOC, was $201,469. The principle balance of the LOC being $151,000 is classified as a line of credit and the related accrued interest at December 31, 2014, of $50,469 is classified in accrued liabilities. On September 5, 2013, the Company filed a response and counterclaim alleging a minimum of $200,000 damages to be accumulated at trial. In response, Birch First amended his original complaint to include breach of contract concerning a 2011 and 2013 Consulting Agreement, alleging $300,000 in unpaid fees. The Company does not recognize the consulting contracts currently under dispute as such agreements were not accounted for nor acknowledged by the former Board of Directors. On November 18, 2013, Birch brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. As of the date of this report, both lawsuits are still pending as the Company and Birch engage in settlement negotiations. At this point any amount of settlement is not determinable.

EraStar, Inc. Consulting Contract

The Company entered into an Investor Relations Consulting Agreement with EraStar Inc. (“EraStar”) for advisement purposes regarding the Company's current and proposed activities relating to, but not limited to, investor communications, public relations with shareholders, brokers, dealers, and other investment professionals. The duties of EraStar include, but are not limited to: advising, consulting and assisting the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategizing and introducing personnel to the financial community, assisting in establishing an image for the Company in the financial community, and assisting in creating the foundation for subsequent financial public relation efforts. As consideration for the services described in the Agreement, the Company has agreed to pay EraStar a one-time retainer of Twenty-Five Thousand Dollars ($25,000) within twenty (20) business days from the signing of the Agreement and Fifteen Thousand ($15,000) per month upon signing of the Agreement. The Company may issue stock in lieu of any cash payment if the Company is unable to fulfill their payment obligation. As consideration for the Agreement, the Company issued EraStar 500,000 shares of the Company’s common stock with Three Hundred Sixty-Nine Thousand Four Hundred and Forty-One (369,411) shares to be payable upon completion of the six month term absent a challenge of performance, and (b) warrant to purchase One Million (1,000,000) shares of Common Stock of the Company at an exercise price of $2.00 per share for a period of one year. Upon mutual consent by both the Company and the EraStar the Agreement will be extended for another six (6) months, and if extended the Company will issue to the EraStar Eight Hundred Sixty Nine Thousand Four Hundred Forty One (869,441) shares of the Company’s Common Stock within ten (10) business days thereafter.

Under the terms of the Agreement, the Company has the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated. Both EraStar and the Company have agreed to restructure the Agreement in which the Company intends to do in the upcoming quarter. The Company has issued the required 500,000 shares of Common Stock and has accrued the $40,000 in accrued liabilities, which consists of the $25,000 retainer and $15,000 monthly fee for December 2014.

NOTE 7. CAPITAL STOCK

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

i.

During the period commencing on October 10, 2013 and terminating on October 10, 2015 (“the quarterly conversion period”), each holder of convertible preferred stock may elect to convert, on each March 31, June 30, September 30 and December 31 occurring during the quarterly conversion period, that number of shares of convertible preferred stock equal to 25% of the total number of shares of convertible preferred stock initially issued to such Holder into full paid and non-assessable shares of common stock; and

ii.

After the quarterly conversion period, each Holder may elect to convert all or any portion of its shares of convertible preferred stock then outstanding into full paid and non-assessable shares of common stock.

iii.

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

Reverse Stock Split and Change in Authorized Capital Stock

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

i.

Decreased authorized capital stock to 60,000,000 shares (originally 500,000,000), of which 50,000,000 shares shall be common stock (originally 300,000,000), par value $0.0001, and 10,000,000 shares shall be preferred stock (originally 200,000,000), par value $0.0001.

Issued and Outstanding

Preferred Stock

At December 31, 2014 and 2013, shares of preferred stock issued and outstanding totaled -0- and -0-, respectively.

During the year ended December 31, 2013, the Company issued 302 shares of preferred stock, at par value of $.0001 per share, for a dilutive issuance under the preferred share agreement to the shareholders of preferred stock. Each preferred stock shareholder is entitled to receive a pro rate portion of the dilutive issuance based on the number of its shares of preferred stock held prior to the dilutive issuance.

On September 30, 2013, the Company entered into a series of repurchasing agreements with each of the shareholders of its Series A Convertible Preferred Stock. The Company entered into the agreement to eliminate future dilutive issuance as a result the Company was able to reduce its convertible share exposure by 33% and eliminate 75% control held by the Series A Preferred Stock. In exchange for the agreement, each of the Series A Preferred Stock holders were issued common stock in the Company based on weighted average conversation rate of 67% of the conversion rate. As a result the Company issued 70,032 shares of common stocks at par value of $.0001 in exchange for the repurchase each of the Series A Preferred Stock.

Common Stock

At December 31, 2014 and 2013, shares of common stock issued and outstanding totaled 19,219,070 and 150,488, respectively.

During the year ended December 31, 2014, the Company issued 19,068,582 shares of common stock as follows:

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

On May 22, 2014, the Board of Directors approved three subscription agreements aggregating $55,000 and authorized issuance of 110,000 shares of common stock pursuant to the terms of the subscription agreements. Cash proceeds of $55,000 were received in November 2013.

On November 19, 2014, the Company issued 250,000 shares of the Company’s Common Stock relating to a consulting contract. The shares were valued at the fair value of services to be rendered at $125,000.

On December 2, 2014, the Company issued 500,000 shares of the Company’s Common Stock relating to a consulting contract. The shares were valued at the fair value of services to be rendered at $250,000.

On December 20, 2014, the Board of Directors approved a subscription agreement for $20,000 and authorized issuance of 40,000 shares of common stock pursuant to the terms of the subscription agreements. Cash proceeds of $20,000 was received in November 2013.

During 2014, the Company entered into four note conversion agreements with Rocky Road Capital, Inc. to convert a total of $340,362 of the note balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 3,403,620 shares of Common Stock at $0.10 per share, as partial payment on the note, thereby reducing the balance owed to $566,212. The Company recognized a loss of $1,361,448 on extinguishment of the debt as a result of the transactions.

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

In September 2013, the Company entered into subscription agreements with Cape Mackinnon, Inc. and EV Tech LLC in exchange for $80,000. The Company agreed to settle this sum, either with common stock at $0.50 per share by September 2014 or repay the sum of $80,000 plus interest at an annual rate of 8%. As of December 31, 2014 the Company had not issued common stock for this subscription and reclassified the full sum to current liabilities. The Company also has accrued interest of $8,222 as of December 31, 2014 related to these agreements.

Stock Purchase Warrants

As of December 31, 2014 and 2013 were 1,002,307 and 1,538 warrants outstanding, respectively.

 On December 3, 2014, pursuant to the terms of a one year consulting contract, the Company issued a warrant for the purchase of 1,000,000 shares of common stock with a strike price of $2.00, exercisable immediately through December 1, 2015. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $522,684. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.14%, (2) expected life of 1.0 year, (3) expected stock price volatility of 92.083% and (4) expected dividend yield of zero. The amount will expensed over the life of the contract and $41,528 was expensed as stock compensation during the year ended December 31, 2014, and $481,156 remains to be expensed over the remaining life of the contract.

On January 2, 2014, the Company issued a warrant for the purchase of 769 shares of common stock to an independent contractor (“Contractor”), per a January 1, 2012 four year Stock Purchase Warrant Agreement that gives the Contractor the right to purchase 769 shares of common stock at an exercise price of $390.00 a share, as consideration for services rendered per an Independent Contractor Agreement with the Company. Based on the January 2, 2012, Stock Purchase Warrant, the warrant will expire on January 1, 2016. The fair value of the issued warrant is $-0-, based on Black-Scholes option-pricing model using risk free interest rate of 0.389%, expected life of 2 years and expected volatility of 0.00%.

During the year ended December 31, 2013, the Company issued a total of four warrants for the purchase of 3,077 shares of common stock with a total value of $140,000. The following discusses the issuance of warrants during 2013:

On January 1, 2013, the Company incurred a warrant share issuance for the purchase of 769 Shares of common stock by an independent contractor , per a January 1, 2012 Stock Purchase Warrant Agreement that gives the Contractor the right to purchase 769 shares of common stock, at an exercise price of $260.00 per share. Based on the January 2, 2012, Stock Purchase Warrant, the warrant will expire on January 1, 2016. The fair value of the issued warrant is $60,000, based on Black-Scholes option-pricing model using risk free interest rate of 0.72%, expected life of 4 years and expected volatility of 534.55%.

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

The following table summarizes the warrant activity for the years ended December 31, 2014 and 2013:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2012	15,769	$25.27
Granted	3,077	$65.10
Exercised	(17,308)	$(17.26)
Expired/Cancelled	—	—
Balance, December 31, 2013	1,538	$195.00
Granted	1,000,769	$2.29
Exercised	—	—
Expired/Cancelled	—	—
Balance, December 31, 2014	1002,307	$259.00
Exercisable at December 31, 2014	1,002,307	$259.00

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2014 were $2.00 to 390.00, $2.59 and .918 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2014 was $-0-.

NOTE 8. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2014 and 2013, the Company has net operating losses carryforwards of approximately $3,966,516 and $1,609,051, respectively, for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	For the Years Ended December 31,
	2014	2013

Corporate income tax rate	35%	35%
Expected income tax (recovery)	$(825,113)	$(165,632)
Non-deductible finance costs and other	14,535	47,600
Change in valuation allowance	810,578	118,032
Income tax (benefit) provision	$-	$-

The Company’s tax-effected deferred income tax asset is estimated as follows:

	As of December 31,
	2014	2013
Net operating loss carryforward	$1,357,655	547,077
Total deferred tax asset	1,357,655	547,077
Less: Valuation allowance	(1,357,655)	(547,077)

Net deferred tax asset after valuation allowance	$-	$-

The Company has approximately $3,966,516 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized in various amounts through 2034.

NOTE 9. SUBSEQUENT EVENTS

On January 8, 2015, the Company entered into a subscription agreement with shareholder for $25,000 issuing 25,000 shares at $1.00 per share.

On February 4, 2015, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $94,200 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 942,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $472,012. On February 20, 2015, the Company entered into a note conversion agreement with Rocky Road Capital Inc. to convert $150,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road capital, Inc., into 1,500,000 shares of Common Stock (at $.10 per share), thereby reducing the balance owed under the note to $322,012.

On March 16, 2015, the Company entered into a Note Purchase Agreement for a Convertible Debenture Promissory Note (hereafter “Note”) in the amount of $120,000 (net $100,000 after Original Issuance Discount and Fees) with Iconic Holdings, LLC (hereafter “Iconic”). Pursuant to the Note, the Company may repay the Note at any time on or before 180 days from March 16, 2015 pursuant to the prepayment schedule: Between 1 and 30 days from the date of execution, the Note may be prepaid for 107.5% of face value. Between 31 and 60 days from the date of execution, the Note may be prepaid for 115% of face value. Between 61 and 90 days from the date of execution, the Note may be prepaid for 120% of face value. Between 91 and 120 days from the date of execution, the Note may be prepaid for 125% of face value. Between 121 and 180 days from the date of execution, the Note may be prepaid for 130% of face value. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from Iconic. If the Company repays a payment of consideration on or before 180 days from the Effective Date of that payment, the interest rate on that payment of consideration shall be zero percent (0%). If the Company does not repay a payment of consideration on or before the Maturity Date, a one-time interest charge of 10% shall be applied to the Principal Sum. Both the principal and interest shall be deemed earned as of the date of payment of consideration by the Holder as of the Maturity Date, to the extent such principal amount and interest have been repaid or converted into the Company's Common Stock, $0.0001 par value per share, equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which Iconic elects to convert all or part of the Note.

On March 22, 2014, Steven Frye signed an addendum to the Promissory Note with the principal balance of $13,500 extending the maturity date from April 15, 2015 to December 31, 2015.

On April 6, 2015, the Company entered into a Securities Purchase Agreement and Promissory Note with H y H to acquire all of the capital stock of El Mar Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) a Honduras corporation, whose sole assets consist of a license to operate gaming machines in the following distributions: eighty (80) slot machines in the county of La Lima, Cortes; eighty (80) slot machines in the county of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan for a total sum of Ten Million Dollars ($10,000,000) payable as follows: 1) One Hundred Thousand Dollars ($100,000) as a non-refundable payment payable in cash within 10 business days (the “Initial Payment”); Nine Hundred Thousand Dollars ($900,000) payable on or before April 6, 2016 in the form of cash or shares of common stock of the Company at H y H’s option, at the average closing price of the common stock of the Company for the five trading days immediately preceding April 6, 2016; 3) Nine Million Dollars ($9,000,0000) payable up to Two Million Five Hundred Thousand Dollars ($2,500,000) per year thereafter through March 31, 2021 by either cash payments or out of the revenues received EMBM during this time, at an amount equal to Twenty Five (25%) percent of the net revenues of EMBM during such time period. In the event that H y H has not received the full amount due on or before March 31, 2021, such amount due may be payable, at H y H’s option, via the issuance of shares of common stock of the Company, at the average closing price of the common stock of the Company for the five trading days immediately preceding March 31, 2021. At H y H’s option beginning on or after April 17, 2017, payments tendered in the Company’s common stock may be repurchased by the Company. As conditions to purchase, H y H will be permitted to receive a license granting it the usage of twenty-five (25) machines in the municipality of Roatan and be permitted to have online gaming distribution rights once and if the appropriate approvals have been granted. So long as the Company fulfills the conditions to purchase, H y H shall waive applicable interest payments of 3.85% per annum due and payable in monthly installments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal cont rol over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness, as of December 31, 2014, of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

In connection with the preparation of our financial statements for the three months ended March 31, 2014, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain effective controls over our financial reporting upon the change of control effective September 30, 2013, which resulted in a delayed filing of our 10-K report for the period ended December 31, 2013. By the preparation of our financial statements for three months ended March 31, 2014, we had not had the opportunity to remedy such deficiencies pursuant to the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). While the deficiency in this instance did not result in a material misstatement of our financial statements, it is possible that there could be a material misstatement if the control deficiency is not remediated. To remedy such deficiencies, we created system implementations to create a more effective control flow process and retained the proper personnel to assist with such reporting and believe that as of the second fiscal quarter of 2014, our internal controls were effective and have been so for ninety days preceding the date of this report.

On December 6, 2014, Steven Frye, our Chief Financial Officer resigned, and Steven Antol was appointed as Chief Financial Officer. Other than these changes, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

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

Name	Age	Position
Dr. James Ricketts	76	Chairman of the Board of Directors, Vice President of Investor Relations
Charles Rimlinger	70	Chief Executive Officer, and Director
Sarah Myers	30	President, Chief Operations Officer, Secretary, Treasurer, Director
Stephen Antol	72	Chief Financial Officer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Dr. James Ricketts

Chairman, Vice President of Investor Relations

Dr. Ricketts has had a diverse career path spanning multiple areas, including education, government and the private sector. After college he entered the education field while still furthering his studies at the graduate level. While completing his doctorate he held executive level positions in education. In the government capacity he has held numerous administrative and management level posts which resulted in his being appointed to cabinet level positions in two states. In the private sector he conceptualized and designed a RF tracking system which he then applied for and received a patent for this technology. Ultimately he founded the resulting company which developed under his supervision from a patent level startup to the actual sales and marketing of the product. Dr. Ricketts has held positions as President and CEO and served on the Board of Directors of several public companies, first as a Director and then two times as Chairman of the Board. Dr. Ricketts was appointed as Chairman of the Company’s Board of Directors and Vice President of Investor Relations, effective as of September 30, 2013 and May 22, 2014, respectively.

Charles Rimlinger.

Chief Executive Officer, Director

Mr. Charles Harlan Rimlinger has been instrumental in international marketing and development for the past decade prior to his appointment as CEO the Company. Mr. Rimlinger has spent the majority of his professional career in marketing and development, serving as Director of International Development and Marketing for BendPak, Inc., a multi-national manufacturing Company headquartered in California. Prior to Mr. Rimlinger’s involvement with BendPak Inc., he served as general manager of RELS, Inc., a Wisconsin Company, assisting the Company in international marketing and engineering. Mr. Rimlinger’s professional achievements also include his role as chief executive officer of a construction Company and his development of three profitable patent licenses. Mr. Rimlinger was appointed as the Company’s Chief Executive Officer and Director effective as of December 7, 2014.

Sarah Myers

President, Chief Operations Officer, Secretary, Treasurer and Director

Ms. Myers graduated from the University of Tennessee at Chattanooga in 2007 manga cum laude and received her Juris Doctor from Nashville School of Law in 2012. While completing her degree, Ms. Myers began her career with SMA Alliance, Inc, focusing primarily on Project and Technology Management, Graphic Design, Customer Support, US Marketing and Legal Compliance. Since 2012, Ms. Myers began working with Baker Myers & Associates, where she focuses on Project Management for ClassifiedRide and Autoglance and also continues to provide Graphic Design, Customer Support, Sales Support and Legal Compliance services related to her industry. Ms. Myers was appointed as the Company’s Chief Operating Officer, Secretary, and Director effective as of September 30, 2013. On May 22, 2014, Ms. Myers was appointed as Treasurer. On December 8, 2014, Ms. Myers was appointed as President.

Stephen Antol

Chief Financial Officer

Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and received his license as a Certified Public Accountant in 1970. Mr. Antol has over 45 years of diversified experience in the field of corporate finance and administration, specializing in corporate audits, management and information systems, budget development and control, credit and collection procedures, profit sharing and benefit programs, corporate insurance programs, corporate restructuring and federal and state income taxes. Mr. Antol has served as Chief Financial Officer for El Capitan Precious Metals, Inc., NOVAHEAD Inc., Lou Register Furniture, Gold and Minerals Company, Inc., and has also served as Corporate Controller and Corporate Treasurer for Giant Industries Inc., an independent refiner and marketer of petroleum products. Mr. Antol no longer practices as a Certified Public Accountant. Mr. Antol was appointed as the Company’s Chief Financial Officer effective as of December 7, 2014.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a line of credit agreement. The disputed liability amount under the line of credit agreement, including accrued interest, as of December 31, 2014 is $201,469. On September 5, 2013, the Company filed a response and counterclaim alleging a minimum of $200,000 damages to be accumulated at trial. In response, Birch First amended his original complaint to include additional breach of contract of a 2011 and 2013 Consulting Agreement alleging $300,000 in unpaid fees. The Company does not recognize the consulting contracts currently under dispute as such agreements were not accounted for nor acknowledged by the former Board of Directors. On November 18, 2013, Birch brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. As of the date of this report, both lawsuits are still pending as the Company and Birch have engaged in settlement negotiations.

There have been no other events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our officers and directors, during the past five years.

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2014. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings for the period served.

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

Audit Committee and Audit Committee Financial Expert

We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

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

An official Code of Ethics has been finalized by the Board of Directors and made available at our website at www.edscompanies.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non- substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, all of our executive officers, directors and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2014 and 2013, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2014 and 2013 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Steven Frye (1)	2014	$-	$-	$-	$-	$-
Former CEO, CFO, President, and Director	2013	$-	$-	$-	$-	$-

Joshua Stocks (2)	2014	$-	$-	$-	$-	$-
Former CIO, Former Treasurer	2013	$-	$-	$-	$-	$-

Sarah Myers (3)	2014	$-	$-	$-	$-	$-
President, COO, Treasurer, Secretary, and Director	2013	$-	$-	$-	$-	$-

Charles Rimlinger (4)	2014	$-	$-	$-	$-	$-
Chief Executive Officer and Director

Stephen Antol (5)	2014	$-	$-	$-	$-	$-
Chief Financial Officer

Dr. James Ricketts (6)	2014	$-	$-	$-	$-	$-
Chairman, Vice President of Investor Relations	2013	$-	$-	$-	$-	$-

_____________

(1)	Mr. Frye resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President and Director effective as of December 6, 2014.

(2)	Mr. Stocks served as the Company’s Chief Information Officer as of September 30, 2013. As of May 22, 2014, this Officer position was removed, and Ms. Myers was elected as Treasurer of the Company.

(3)

Ms. Myers became the Company’s Chief Operating Officer, Secretary, and Director of the Company effective as of September 30 2013. Ms. Myers was appointed as Treasurer and President of the Company on May 22, 2014, and December 8, 2014, respectively.

(4)	Mr. Rimlinger became Chief Executive Officer of the Company effective as of December 7, 2014.

(5)	Mr. Antol became Chief Financial Officer of the Company effective as of December 7, 2014

(6)	Dr. Ricketts was appointed as Chairman of the Board of Directors effective as of September 30, 2013. Dr. Ricketts was appointed as Vice President of Investor Relations effective May 22, 2014.

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers.

Compensation of Directors

During the fiscal years ended December 31, 2014 and 2013, respectively, except as set forth above, Steven Frye, Sarah Myers, Charles Rimlinger nor Dr. James Ricketts did not receive separate compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on April 15, 2015, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At April 15, 2015, 21,773,282 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership (1)
Charles Rimlinger (2)
Sarah Myers (3)	14,315,000	66%
Stephen Antol (4)
Dr. James Ricketts (5)

All executive officers and directors as a group (four persons)	14,315,000	66%

___________

(1)

Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 21,773,282 shares of common stock, outstanding at April 15, 2015.

(2)	Mr. Rimlinger is our Chief Executive Officer, and Director.

(3)	Ms. Myers is our President, Chief Operations Officer, Secretary, Treasurer and Director.

(4)	Mr. Antol is our Chief Financial Officer.

(5)	Dr. Rickets is our Vice President of Investor Relations and Chairman.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $32,013 for the year ended December 31, 2014 and $39,200 for the fiscal year ended December 31, 2013.

Tax Fees

The Company incurred $-0 - expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014 and $0 expenses for year ended December 31, 2013.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, filed with the Secretary of State of the State of Florida on November 23, 1981
3.2	Articles of Amendment to Articles of Incorporation, as amended and restated with the Secretary of State of the State of Florida
3.3	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (filed on October 2, 2013) dated September 30, 2013)
3.4	Amendments to By-Laws
3.5	Amendment to Articles of Incorporation to reflect Name Change (incorporated as Exhibit 5.03 in the Company’s Form 8-k, dated January 19, 2014)
3.6	Amendment and Restatement to Articles of Incorporation, filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2014)
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company's 8-K dated January 15, 2014)
10.1

Share Exchange Agreement, dated March 9, 2011, by and among Dynamic Energy Development Corporation, Mammatech Corporation and Verdad Telecom (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated March 16, 2010).

10.7	Line of Credit with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q, dated July 22, 2011)
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q, dated July 22, 2011)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
10.29	Line of Credit – Amendment #1 (incorporated by reference to the Company’s 10-Q, dated May 20, 2014)
10.30

Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2014)

10.31

Restated Convertible Promissory Note between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2014)

10.32

Addendum to Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated June 30, 2014 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2014)

10.33

Promissory Note in the principal amount of $13,500 between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2014)

10.34

Addendum #3 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated September 30, 2014 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2014)

10.35

Inversiones Turisticas Gaming Unlimted S.A. Purchase Option Agreement between Elite Data Services, Inc. and H y H Investments, Sociedad Anonima (incorporated by reference to the Company's 8-K filed December 1, 2014)

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company's 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company's 8-K filed December 11, 2014)
10.38*	Addendum #4 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated December 31, 2014
10.39*	Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015
10.40*	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015
10.41*	Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014
10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-K for the annual period ended December 31, 2014 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

___________

** In accordance with SEC Release 33-8238, Exhibits 31.2 and 32.2 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC. (formerly Dynamic Energy Alliance Corporation)

Date: April 15, 2015	By:	/s/ Sarah Myers
Sarah Myers
President, Chief Operations Officer, Secretary, Treasurer and, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sarah Myers	President, Chief Operations Officer, Secretary, Treasurer, Director	April 15, 2015
Sarah Myers	(Principal Executive Officer)

/s/ James Ricketts	Chairman of the Board, Vice President of Investor	April 15, 2015
James Ricketts	Relations

/s/ Charles Rimlinger	Chief Executive Officer, Director	April 15, 2015
Charles Rimlinger

/s/ Stephen Antol	Chief Financial Officer	April 15, 2015
Stephen Antol	(Principal Financial Officer)

