Form 10-Q
period 2015-03-31
Elite Data Services, Inc.
filed 2015-05-20
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2015, the Company had 21,773,282 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended: March 31, 2015

Table of Contents

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$449	$659
Prepaid expense	605,160	820,882
Escrow Deposit for intangible asset licensee (See Note 9)	100,000	—
Total Assets	705,609	821,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$462,854	$606,221
Line of credit payable	151,000	151,000
Loans from a related party	152,724	139,029
Loan payable	13,325	13,325
Contingent consideration payable	322,012	566,212
Convertible note payable	120,000	—
Total Current Liabilities	1,221,915	1,475,787

LONG TERM DEBT:
Note payable, related party	587,564	587,564
	1,809,479	2,063,351
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares Series A authorized; issued and outstanding 0, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding 21,773,282 and 19,219,070, respectively	2,177	1,922
Additional paid-in capital	8,870,795	7,581,444
Deficit accumulated	(9,976,842)	(8,825,176)
Total Stockholders’ Deficit	(1,103,870)	(1,241,810)
Total Liabilities and Stockholders’ Deficit	$705,609	$821,541

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

 (Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES	$1,197	$7,215

OPERATING EXPENSES
Consulting services	5,100	65,200
Investor relations services	92,466	—
Warrants issued for services	128,881	—
General and administrative	42,921	40,170
Total Operating Expenses	269,368	105,370

LOSS FROM OPERATIONS	(268,171)	(98,155)

OTHER INCOME (EXPENSE):
(Loss) gain on extinguishment of debt	(851,456)	115,247
Interest expense – related party	(15,772)	(49,007)
Interest expense - other	(16,267)	(5,663)
Total Other Expense	(883,495)	(60,577)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,151,666)	(37,578)
PROVISION FOR INCOME TAX	—	—

NET LOSS	$(1,151,666)	$(37,578)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.05)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	20,642,769	13,750,989

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,151,666)	$(37,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	10,000	—
Non-cash legal cost	10,000
Loss (gain) on extinguishment of debt	851,457	(115,247)
Stock compensation for investor relations services	92,466	—
Warrants issued for services	128,881	—
Changes in operating assets and liabilities:
Prepaid expenses	(5,625)	—
Accounts payable and accrued expenses	25,582	76,398
Net cash used in operating activities	(38,905)	(76,427)

INVESTING ACTIVITY:
Escrow Deposit for intangible asset license (See Note 9)	(100,000)	—
Net cash used in investing activity	(100,000)	—

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	—
Proceeds from convertible promissory note	100,000	—
Payments to related party	(3,810)	—
Proceeds from related parties	17,505	76,000
Net cash received from financing activities	138,695	76,000
NET DECREASE IN CASH	(210)	(427)
CASH BEGINNING OF PERIOD	659	2,884
CASH END OF PERIOD	$449	$2,457
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$—	$1,400
Issuance of common stock in connection with the purchase of Autoglance, LLC	$—	$77
Issuance of common stock for conversion of debt	$1,264,606	$115,362
Note payable for the purchase of classifiedride.com (See Note 4)	$—	$3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology Company whose software applications are developed to market and advertise assets that the Company owns and controls. Currently, we have been focused on the development of our automotive platforms and have begun expanding into the hospitality and gaming arena, focalizing our efforts on the island of Roatan, the largest of the bay islands of Honduras. On April 6, 2015, we acquired a gaming distribution license for two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras. The Company is currently working on implementing gaming machines in Roatan in conjunction with its continued use of its existing platforms to maximize revenue under its business plan. Fore more information, see Note 4, Note 9 and Note 11.

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

Going Concern

Since inception, the Company has a cumulative net loss of $9,976,842. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the three months ended March 31, 2015 to ensure appropriate funding is on hand for its operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated.

Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2014 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to intangible assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2014 to the period ended March 31, 2015. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2015, the Company incurred no development costs. As of March 31, 2015, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2015 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2015 and December 31, 2014.

Cash

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, line of credit payable, loans from a related party, contingent consideration payable, and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value

Revenue Recognition

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

Net Income (Loss) Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented. As of March 31, 2015, there were no outstanding dilutive securities.

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

In April 2015, the FASB issued amended guidance in a FASB ASU on, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company is currently assessing the potential financial reporting impact of the new standard.

NOTE 4. RELATED PARTY TRANSACTIONS

Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at March 31, 2015 was $152,724, which represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers – LOC as of March 31, 2015 was $22,744.

January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As consideration for the sale, the Company entered into a promissory note for $3,000,000 with an interest rate of 7% per annum and issued 14,000,000 shares of the Company’s common stock. At June 30, 2014, the carrying value of the assets was reduced pursuant to the transaction being made by a related party under GAAP ASC 805-50-30, thereby reducing the value of the asset by $2,412,436 to $587,564. As a result, the Baker Myers note was restated such that the principal amount was reduced to $587,564, the interest rate was set at 8% per annum, and interest re-calculated from the contract date based on the reduced principal balance of the note. As of December 31, 2014, the asset value was reduced to $0 after impairment analysis was conducted. At March 31, 2015, the note balance and accrued interest was $587,564 and $55,793, respectively.

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

NOTE 5. CONTINGENT CONSIDERATION PAYABLE

On February 25, 2011, the Company’s wholly owned subsidiary, Dynamic Energy Alliance Corporation (hereafter “DEDC”) and a former director no longer associated with the Company (hereafter “the Director”) entered into a Stock Purchase Agreement (hereafter “Agreement”) and corresponding Amendments No. 1, No. 2 and No. 3, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, by which DEDC acquired all of the outstanding shares of Transformation Consulting, Inc. (hereafter “TC”). The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price. Pursuant to the Agreement, if TC’s gross revenues during the two years following the closing was less than $2,000,000, then the purchase price for the shares would be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares would be increased by one-half of the excess revenues over $2,000,000 (hereafter “contingent consideration”).

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement were disbursed to the former Director. Through December 31, 2012, gross revenues under the TC Stock Purchase Agreement totaled approximately $2,000,000. Through December 31, 2013, payments, net of refunds, made to Director under the TC Stock Purchase Agreement totaled $984,638. On September 30, 2013, the former director assigned the remaining contingent consideration debt note (hereafter the “Note”) to Habanero Properties via an Assignment and Assumption Agreement. The Note was subsequently offset by $108,788 as payment for warrants exercised at their strike price by the former director. Habanero Properties subsequently assigned the remaining contingent consideration due and payable to Rocky Road Capital, Inc.

For the period ended March 31, 2015, the Company entered into three note conversion agreements with Rocky Road capital to convert a total of $244,200 of the note balance into 2,442,000 shares of Common Stock at $0.10 per share, thereby reducing the balance owed to $322,012. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion price and estimated fair value being recorded as loss (gain) on extinguishment of debt. For the period ended, March 31, 2015, the Company recognized a loss of $931,974 on extinguishment of debt as a result of the transactions.

At March 31, 2015 and December 31, 2014, the contingent consideration payable is as follows:

	As of March 31, 2015	As of December 31, 2014
Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	(984,638)	(984,638)
Payment of exercise of warrants	(108,788)	(108,788)
Conversion of contingent consideration to common stock	(584,562)	(340,362)
	$322,012	$566,212

NOTE 6. LOAN PAYABLE

On April 14, 2014, the Company entered into a promissory note with Stephen Frye, former Chief Executive Officer, President, CFO, and Director of the Company, for $13,500. The principle amount due Mr. Frye as of December 31, 2014 was $13,325. These amounts are unsecured and bear interest at the rate of 12% per annum. On December 6, 2014, Mr. Frye resigned as Chief Executive Officer, Chief Financial Officer, President, and Director of the Company. On March 22, 2015, Mr. Frye agreed to extend the note’s due date to December 31, 2015. The accrued interest under the Note as of March 31, 2015 was $13,325.

NOTE 7. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Loans Payable Related Party

The amounts due to a related party at March 31, 2015 of $152,724, represents an unsecured promissory note (“Myers – LOC”) due to an officer and director of the Company on December 31, 2015. These amounts are unsecured and bear interest at 12% per annum. At March 31, 2015, accrued interest was $22,744.

Line of Credit Payable

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. On September 5, 2013, the Company filed a response and counterclaim alleging a minimum of $200,000 damages to be accumulated at trial. In response, Birch First amended his original complaint to include breach of contract concerning a 2011 and 2013 Consulting Agreement, alleging $300,000 in unpaid fees. The Company does not recognize the consulting contracts currently under dispute as such agreements were not accounted for nor acknowledged by the former Board of Directors. On November 18, 2013, Birch brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver, naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. As of the date of this report, both lawsuits are still pending as the Company and Birch engage in settlement negotiations. At this point in time, any amount or settlement is not determinable.

At March 31, 2015, the disputed liability including accrued interest under the LOC, was $207,132. The principle balance of the LOC being $151,000 is classified as a line of credit and the related accrued interest at March 31,2015, of $56,132 is classified in accrued liabilities.

Stock Compensation for investor relations services

On December 3, 2014, The Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with EraStar Inc. (“EraStar”). Under the terms of the Agreement, the Company had the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated on January 21, 2015 (the “Termination Date”). Both EraStar and the Company have verbally agreed to restructure the Agreement, and negotiations have been postponed due to the unexpected passing of Mr. Jens Daalsgard, Erastar’s Chairman. For the period ended March 31, 2015, the Company recorded $92,466 of stock compensation for investor relations’ services and $15,000 in accrued liabilities.

NOTE 8. CONVERTIBLE PROMISSORY NOTE

On March 16, 2015 (the “Effective Date”), the Company entered into a $120,000 Convertible Note with Iconic Holdings, LLC (“Iconic”) with a Maturity Date of March 16, 2016. Under the terms of the Convertible Note, the Company netted $100,000 with $10,000 being retained under an Original Issuance Discount (“OID”) and $10,000 being tendered on behalf of legal fees pertaining to the transaction. The convertible debenture bears a one-time interest charge of 10% assessed on the outstanding principal not repaid as of the Maturity Date. The Company can repay the convertible debenture according to the following re-payment schedule:

Period After Effective Date (March 16, 2015)	Period Date Range				Total Repayment Amount
1-30 days	March 16	-	April 15	2015	$129,000
31-60 days	April 16	-	May 16	2015	$138,000
61-90 days	May 17	-	June 14	2015	$144,000
91-120 days	June 15	-	July 14	2015	$150,000
121-180 days	July 15	-	September 12	2015	$156,000

Beginning on the 181th day from the Effective Date, the Company must seek permission from Iconic to repay the outstanding balance of the Note, and Iconic will have the right to convert any unpaid sums into common stock of the Company equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the conversion notice. As of March 31, 2015, the Company had received $100,000 of principal, net of a discount of $10,000 for OID and $10,000 for legal related fees.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the note becomes convertible on September 13, 2015.

NOTE 9. ESCROW DEPOSIT FOR INTANGIBLE ASSET LICENSE

As of the period ended March 31, 2015, the Company delivered $100,000 into a third party escrow account as contract negotiations were being finalized with H y H Investments, S.A., for the purchase of a distributor license to operate gaming machines in municipalities of Honduras and Roatan. The $100,000 deposit was refundable until the terms of the license purchase were finalized on April 4, 2015. See Note 11.

NOTE 10. CAPITAL STOCK

Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 50,000,000 shares of common stock, having a par value of $0.0001 per share.

Issued and Outstanding

Preferred Stock

At March 31, 2015, the Company had not issued any preferred stock.

Common Stock

At March 31, 2015, shares of common stock issued and outstanding totaled 21,773,282.

During the period ended March 31, 2015, the Company issued 2,554,212 shares of common stock as follows:

On January 8, 2015, the Company sold 25,000 shares of Common Stock and received net proceeds of $25,000.

On January 30, 2015, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $87,212 of debt was settled by the aggregate issuance of 87,212 shares of common stock.

On February 4, 2015, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $94,200 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 942,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $472,012. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion price and estimated fair value being recorded as loss (gain) on extinguishment of debt.

On February 20, 2015, the Company entered into a note conversion agreement with Rocky Road Capital Inc. to convert $150,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road capital, Inc., into 1,500,000 shares of Common Stock (at $.10 per share), thereby reducing the balance owed under the note to $322,012. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion price and estimated fair value being recorded as loss (gain) on extinguishment of debt.

Warrants Issued for Services

The Company issued no warrants in the three months ending March 31, 2015, and there were 1,002,307 warrants outstanding with a weighted average exercise price of $259 at March 31, 2015.

The following table summarizes the warrant activity for the three months ended March 31, 2015:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2014	1,002,307	$259
Granted	—	$—
Exercised	—	—
Expired/Cancelled	—	—
Balance, March 31,2015	1,002,307	$259
Exercisable at March 31,2015	1,002,307	$259

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the warrants outstanding at March 31, 2015 were $2.00 to 390.00, $259 and .668 years, respectively. The aggregate intrinsic value of the outstanding warrants at March 31, 2015 was $-0-.

NOTE 11. SUBSEQUENT EVENTS

On April 4, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) and Promissory Note (the “Note”) with H y H Investments, S.A. (the “Seller”) for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) whose sole asset consists of a license to operate 80 gaming machines in two cities on the Honduras mainland and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The total purchase price for the license was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the “Note”). Upon the signatory of the Agreement and Note, the $100,000 funds in escrow were paid to the Seller under the terms of the Note. The Company owes no further obligation under the terms of the Note until April 6, 2016, at which time $900,000 is due to the Seller, payable in the form of cash or shares of common stock of the Company. If the Seller elects to convert such payment or a portion of such payment into shares, the value of the shares will be assessed as the average closing price of the common stock of the Company for the five trading days immediately preceding April 6, 2016. The remaining balance under the Note is payable up to $2,500,000 per year thereafter through March 31, 2021 by either cash payments or by a revenue-share of 25% of the net revenues received by EMBM during such time period. In the event that Seller has not received the full amount due on or before March 31, 2021, such amount due may be payable via the issuance of the Company’s shares at the average closing price of the Company’s common stock for the five trading days immediately preceding March 31, 2021. Beginning on or after April 17, 2017, payments tendered in the Company’s common stock may be repurchased by the Company given the Seller’s approval. The Seller agreed to waive interest payments of 3.85% per annum, due in monthly installments, in exchange for a sub-license granting the Seller usage of twenty-five (25) machines in the municipality of Roatan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended March 31, 2015. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

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

Plan of Operations

The Company has been solely devoted worked on securing its operations under the marketing and advertising sector. In support of this business direction, the Company entered into two asset purchase agreements in January 14, 2014 for classifiedride.com and autoglance.com. Classfiedride.com is a website where end users can search or list their vehicle, boat,

RV, (anything with a motor) for sale. To offer a different approach to the car buying and selling market, our developments are coincided to aid the private seller buy and trade their vehicle using social media and mobile application enhancements.

Beginning in the middle half of 2014, the Company had an expansion opportunity that prompted research and development in the hospitality and gaming sector of Roatan, the largest of the bay islands of Honduras. The Company’s mission is to expand its offerings to revolutionize each sector of its industries and penetrate different markets by utilizing the Company’s technology and network-maximizing software. Currently, the Company is focused on the market research and development needed for the gaming sector in addition to developed growth pertaining to clasifiedride.com and autoglance.com. We believe that our software and technologies align to a multitude of other industries and products. Whether the industry expansion is done in-house or on a licensed/leased basis is to be determined, but the Company’s purpose with its business model is to be first to market in a complete offering of technology-oriented networks centered around assets that the Company owns and controls.

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

We have decided that the Company’s first location for implementation will be Roatan and have been in the process of obtaining a business permit from the Roatan municipality to begin implementation with H y H Investments, S.A. The Company plans to strategically place gaming machines at several vendor locations to begin generating revenues once approval has been granted from the corresponding municipality.

Requirements and Utilization of Funds

To implement our business plan in the marketing and advertising sector, we will need to continue to raise working capital in an amount of $2,000,000 over the twelve month period beginning in the second quarter of 2015 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Going Concern

In their report for our December 31, 2014 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in NOTE 3, Summary of Significant Accounting Policies to the Financial Statements contained in Item 1 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Results from Operations

Our operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Revenues	$1,197	$7,215
Operating and other expenses	(269,368)	(105,370)
Net operating loss income	$(268,171)	$(98,155)

The decrease in project development costs from 2015 to 2014 is attributable to our recent expansion into the gaming sector and the Company’s decision to decrease project development costs related to the automotive platform.

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Consulting services	$5,100	$65,200
Investor relation services	92,466	—
Warrants issued for services	128,881	—
General and administrative expenses	42,921	40,170
Total Operating Expenses	$269,368	$105,370

The decrease in project development costs from the quarter ended March 31, 2015 to the equivalent period in 2014 is primarily due to the Company’s expansion into the gaming sector thereby reducing project activities relating the to investigation and design of proto-type technologies that started in the fourth quarter of 2013. The decrease in consulting services in 2015 as compared 2014 is due to the same. The increase in investor relations and warrants issued for services from 2015 from 2014 is primarily due to the hiring of the necessary consultants to assist in the Company’s business pursuits. The slight increase in general and administrative expenses from the quarter ended March 31, 2015 to the equivalent period in 2014 is due to increased fees for business operations.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company had cash on hand of $449 and $659, respectively. The Company had decreased cash flow of $210 for three months ended March 31, 2015 resulted primarily from the operations of the Company’s activities in the advertising and marketing sector.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months. This capital will be needed for continued development of the Company’s network strategy and gaming expansion.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

	As of March 31, 2015	As of December 31, 2014
Current assets	$705,609	$821,541
Current liabilities	(1,221,915)	(1,475,787)
Working capital deficit	$(516,306)	$(654,246)

Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(38,905)	$(76,427)
Net cash used in investing activities	(100,000)	—
Net cash provided by financing activities	138,695	76,000
Net decrease increase in cash	$(210)	$(427)

Net cash provided by financing activities in the period ended March 31, 2015 is from the sale of common stock, funds provided from a related party, and a convertible debenture. Net cash used in financing activities includes the proceeds of the convertible debenture that was used as an escrow payment to acquire a gaming license, which provides for distribution rights in two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras (See Note 9).

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

The Company and has a cumulative net loss of $9,976,842 at March 31, 2015. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate controls over financial reporting, and bases such evaluations on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a line of credit agreement. The disputed liability amount under the line of credit agreement, including accrued interest, as of March 31, 2015 is $207,132. The Company filed a response and counterclaim alleging a minimum of $200,000 damages to be accumulated at trial. In response, Birch First amended his original complaint to include additional breach of contract of a 2011 and 2013 Consulting Agreement alleging $300,000 in unpaid fees. The Company does not recognize the consulting contracts currently under dispute as such agreements were not accounted for nor acknowledged by the former Board of Directors. On November 18, 2013, Birch brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit.

As of March 31, 2015, the Company is still continuing negotiations with Birch First and hopes to resolve this matter by settlement, although there is no guarantee the Company will be able to settle this matter or if the settlement will be on terms deemed favorable to the Company. At this point in time, any amount or settlement is not determinable.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 8, 2015, 25,000 shares were issued to one accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $25,000. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. There was no general solicitation. The use of proceeds went to pay Company expenses and outstanding invoices.

On January 30, 2015, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $87,212 of debt was settled by the aggregate issuance of 87,212 shares of common stock.

On February 4, 2015, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $94,200 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 942,000 shares of Common Stock (at $0.10 per share). The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion price and estimated fair value being recorded as loss (gain) on extinguishment of debt.

On February 20, 2015, the Company entered into a note conversion agreement with Rocky Road Capital Inc. to convert $150,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road capital, Inc., into 1,500,000 shares of Common Stock (at $.10 per share). The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion price and estimated fair value being recorded as loss (gain) on extinguishment of debt.

On March 16, 2015, the Company entered into a Note Purchase Agreement for a Convertible Debenture Promissory Note (hereafter “Note”) in the amount of $120,000 (net $100,000 after Original Issuance Discount and Fees) with Iconic Holdings, LLC (hereafter “Iconic”). Pursuant to the Note, the Company may repay the Note at any time on or before 180 days from March 16, 2015 pursuant to a prepayment schedule. See NOTE 7. After 180 days from the date of execution until the Due Date, the Note may not be prepaid without written consent from Iconic. At that time, Iconic may, at their sole election, to convert shares equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which Iconic elects to convert all or part of the Note. The use of such proceeds was delivered to the H y H Investments, S.A. as a non-refundable payment for the EMBM gaming license. If the Company fails to make re-pay the Note, the Company intends to rely on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company's 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company's 8-K filed December 11, 2014)
10.39	Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015
10.40	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015
10.41	Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014
10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44*	Addendum #5 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated March 31, 2015
21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-K for the quarterly period ended March 31, 2015 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ELITE DATA SERVICES, INC.

Date: May 20, 2015	By:	/s/ Charles Rimlinger
Charles Rimlinger
Chief Executive Officer

By:	/s/ Stephen Antol
Stephen Antol
Chief Financial Officer

