Form 10-Q
period 2015-06-30
Elite Data Services, Inc.
filed 2015-08-19
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 18, 2015, the Company had 25,595,902 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$131,909	$659
Prepaid expense	52,038	820,882
Total Current Assets	183,947	821,541

OTHER ASSET:
Deposit	100,000	—
Total Assets	$283,947	$821,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$386,752	$606,221
Line of credit payable	151,000	151,000
Loans from a related party	167,257	139,029
Loan payable	—	13,325
Contingent consideration payable	—	566,212
Convertible notes payable	325,000	—
Total Current Liabilities	1,030,009	1,475,787

LONG TERM DEBT:
Note payable, related party	587,564	587,564
Total Liabilities	1,617,573	2,063,351

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares Series A authorized; issued and outstanding 0, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding 25,493,402 and 19,219,070, respectively	2,549	1,922
Additional paid-in capital	9,414,956	7,581,444
Deficit accumulated	(10,751,131)	(8,825,176)
Total Stockholders’ Deficit	(1,333,626)	(1,241,810)
Total Liabilities and Stockholders’ Deficit	$283,947	$821,541

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$399	$2,214	$1,596	$9,429
OPERATING EXPENSES
Consulting services	54,794	(5,700)	59,794	32,500
Project development costs	121	2,000	221	29,000
Investor relations services	198,972	—	291,438	—
Warrants issued for services	352,275	—	481,156	—
General and administrative	37,283	40,444	80,204	80,614
Total Operating Expenses	643,445	36,744	912,813	142,114

LOSS FROM OPERATIONS	(643,046)	(34,530)	(911,217)	(132,685)

OTHER INCOME (EXPENSE):
(Loss) gain on extinguishment of debt	(107,816)	—	(959,271)	115,247
Interest expense – related party	(16,516)	(12,853)	(32,288)	(25,771)
Interest expense - other	(6,912)	(5,662)	(23,179)	(11,325)
Total Other Expense	(131,244)	(18,515)	(1,014,738)	78,151

LOSS BEFORE PROVISION FOR INCOME TAXES	(774,290)	(53,045)	(1,925,955)	(54,534)
PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(774,290)	$(53,045)	$(1,925,955)	$(54,534)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.03)	$(0.00)	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and diluted	22,485,283	16,117,460	21,516,707	16,093,417

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,925,955)	$(54,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	959,272	(115,247)
Stock compensation for investor relations services and consulting	346,232	—
Warrants issued for services	481,156	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,750)	—
Accounts payable and accrued expenses	(3,933)	63,963
Net cash (used in) operating activities	(146,978)	(105,818)

INVESTING ACTIVITY:
Deposit	(100,000	—
Net cash used in investing activity	(100,000	—

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	—
Proceeds from convertible promissory notes	325,000	—
Payments to related party	(3,810)	—
Proceeds from related parties	32,038	104,008
Net cash received from financing activities	378,228	104,008
NET INCREASE (DECREASE) IN CASH	131,250	(1,810)
CASH BEGINNING OF PERIOD	659	2,884
CASH END OF PERIOD	$131,909	$1,074

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$—	$1,400
Issuance of common stock in connection with the purchase of Autoglance, LLC	$—	$77
Issuance of common stock for conversion of debt	$1,754,344	$115,362
Issuance of common stock for consulting services	$54,794	$—
Note payable for the purchase of classifiedride.com (See Note 4)	$—	$587,564

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology Company whose software applications are developed to market and advertise assets that the Company owns and controls. In addition to our automotive platforms, we have been focused on an expansion opportunity in the gaming sector on the island of Roatan, the largest of the bay islands of Honduras. On April 6, 2015, we entered into a contract to acquire a gaming distribution license for two cities on the Honduras mainland and Roatan. The Company is currently working on implementing gaming machines in Roatan in conjunction with its continued use of its existing technologies to generate revenue under its business plan. See Note 4, Note 9 and Note 11.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Elite Data Services, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on April 15, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2014 have been omitted. The consolidated balance sheet at December 31, 2014, has been derived from the audited financial statements included in the 2014 Annual Report.

Going Concern

The Company has accumulated a deficit of $10,751,131. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the six months ended June 30, 2015 to ensure appropriate funding is on hand for its continued operations through convertible debentures and financing from a related party. See Note 7 and 8. Management’s plans include the raising of capital through the equity markets to fund future operations and pay debts and generating of revenue through our business. See Note 12. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corporation and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2014 to the period ended June 30, 2015. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the six months ended June 30, 2015, the Company incurred no development costs. As of June 30, 2015, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2015 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2015 and December 31, 2014.

Cash

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At June 30, 2015, the Company had no cash equivalents.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company's financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

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

Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i	The counterparty’s performance is complete;

ii.	commitment for performance by the counterparty to earn the common shares is reached; or

iii.	the common shares are issued if they are fully vested and non-forfeitable at that date.

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

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

In April 2015, the FASB issued amended guidance in a FASB ASU on, "Interest-Imputation of Interest", which simplifies the balance sheet presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the liability. This treatment is consistent with the presentation of debt discounts. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance should be applied retrospectively. The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at June 30, 2015 was $167,257, which represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers – LOC as of June 30, 2015 was $27,540.

January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website whereprivate sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of June 30, 2014, pursuant to GAAP ASC 805-50-30, the carrying value of the assets was recorded to the transaction being made by a related party as $587,564 and a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum. At June 30, 2015, the note balance and accrued interest was $587,564 and $67,512, respectively.

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

Separation and Settlement Agreement with Steven Frye

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company valued at $.14 per share on the date of the Agreement. The Agreement further stated Mr. Frye would be responsible for all taxes, and Mr. Frye signed a general release of any and all claims, known or unknown, against the Company. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

NOTE 5. CONTINGENT CONSIDERATION PAYABLE

On February 25, 2011, the Company’s wholly owned subsidiary, Dynamic Energy Alliance Corporation (hereafter “DEDC”) and a former director no longer associated with the Company (hereafter “the Director”) entered into a Stock Purchase Agreement (hereafter “Agreement”) and corresponding Amendments No. 1, No. 2 and No. 3, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, by which DEDC acquired all of the outstanding shares of Transformation Consulting, Inc. (hereafter “TC”). The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price. Pursuant to the Agreement, if TC’s gross revenues during the two years following the closing were less than $2,000,000, then the purchase price for the shares would be reduced to the actual revenue received by TC during the two year period. If TC’s revenues during the same two year period exceed $2,000,000, then the purchase price for the shares would be increased by one-half of the excess revenues over $2,000,000 (hereafter “contingent consideration”).

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement were disbursed to the former Director. Through December 31, 2012, gross revenues under the TC Stock Purchase Agreement totaled approximately $2,000,000.Through December 31, 2013, payments, net of refunds, made to Director under the TC Stock Purchase Agreement totaled $984,638. On September 30, 2013, the former director assigned the remaining contingent consideration debt note (hereafter the “Note”) to Habanero Properties via an Assignment and Assumption Agreement. The Note was subsequently offset by $108,788 as payment for warrants exercised at their strike price by the former director. Habanero Properties subsequently assigned the remaining contingent consideration due and payable to Rocky Road Capital, Inc.

For the period ended June 30, 2015, the Company eliminated the remaining balance due and payable by entering into five Assignment of Convertible Promissory Note and Consent and a Convertible Promissory Note totaling $322,012 with third parties not affiliated with the Company. Each agreement specified the amount of the assignment to be paid back at $.10 per share for the conversion of 3,220,120 Shares of the Company’s Common Stock. None of the assignments amounted to any of the Assignees owing more than 4.99% of the outstanding securities of the Company. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt. For the period ended, June 30, 2015, the Company recognized a loss of $107,816 on extinguishment of debt as a result of the transactions.

At June 30, 2015 and December 31, 2014, the contingent consideration payable is as follows:

	As of June 30,	As of December 31,
Contingent consideration due	2015	2014
Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	(984,638)	(984,638)
Payment of exercise of warrants	(108,788)	(108,788)
Conversion of contingent consideration to common stock	(906,574)	(340,362)
	$0	$566,212

NOTE 6. LOAN PAYABLE – RELATED PARTY

On April 14, 2014, the Company entered into a Promissory Note dated April 15, 2014 (the “Note”) with Stephen Frye, former Chief Executive Officer, President, CFO, and Director of the Company, for $13,500 with interest accruing at the rate of 12% per annum with an extended due date of December 31, 2015 (“Addendum One”). On June 15, 2015, the Company entered into Addendum Two (“Addendum Two”), which allowed the conversion of $15,207 (the principal and outstanding interest due under the Note) payable in Common Stock of the Company with the price per share being the closing price of the Company’s stock as of the date of the Agreement. The fair value of the closing stock price was calculated, as of June 15, 2015, at $0.14, whereby the Note and accrued interest was converted into 108,614 shares of Restricted Common Stock of the Company. As of June 30, 2015, loan payable to related party is $0.

NOTE 7. COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Loans Payable Related Party

The amounts due to a related party at June 30, 2015 of $167,257, represents the Myers – LOC. These amounts are unsecured and bear interest at 12% per annum. At June 30, 2015, accrued interest was $27,540.

Line of Credit Payable

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. On November 18, 2013, Birch First brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit, which is still currently pending. As of June 30, 2015, the Company and Birch First (collectively the “Parties”) were still in negotiations to settlement terms, and on July 23, 2015 the Parties finalized the settlement agreements which lead to the conclusion of Case 2013 CA 012838. See Note 12.

At June 30, 2015, the disputed liability including accrued interest under the LOC, was $212,794. The principle balance of the LOC of $151,000 is classified as a line of credit payable and the related accrued interest at June 30, 2015, of $61,794 is classified in accrued liabilities.

Stock Compensation for investor relations services

On December 3, 2014, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with EraStar Inc. (“EraStar”). Under the terms of the Agreement, the Company had the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated on January 21, 2015 (the “Termination Date”). As a result of the ruling in favor of the Company by the independent referee, the entire Agreement was cancelled. As of June 30, 2015, the Company had not reached EraStar due to the management problems following the passing of EraStar’s Chairman. For the six month period ended June 30, 2015, the Company expensed $772,594 of warrant expense and stock based compensation for investor relations’ services, and $40,000 is accrued in accrued liabilities.

NOTE 8. CONVERTIBLE PROMISSORY NOTES

Convertible Note with Iconic Holdings, LLC

On March 16, 2015 (the “Effective Date”), the Company entered into a $120,000 Convertible Note with Iconic Holdings, LLC (“Iconic”) with a Maturity Date of March 16, 2016. Under the terms of the Convertible Note, the Company received net proceeds of $100,000 with $10,000 being retained under an Original Issuance Discount (“OID”) and $10,000 having been paid to Iconic as legal fees pertaining to the transaction. The convertible debenture bears a one-time interest charge of 10% assessed on the outstanding principal not repaid as of the 181th day from the effective date. Beginning on the 181th day from the Effective Date, the Company must seek permission from Iconic to repay the outstanding balance of the Note, and Iconic will have the right to convert any unpaid sums into common stock of the Company equal to 60% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the conversion. The balance outstanding at June 30, 2015 was $120,000. See Note 12.

Convertible Note with JSJ Investments Inc.

On June 11, 2015 the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc (“JSJ”) in the principal amount of $100,000 (net $88,000 to the Company after payment of related legal and broker fees). The JSJ Note bears interest at the rate of 12% per annum, and is due December 11, 2015 (the “Maturity Date”). The JSJ Note has a redemption premium of 135% of the Principal if repaid within 90 and 120 days, which increases to a redemption premium of 145% if after the 120th day (the "Repayment Amount"). The Company must request permission from JSJ to pay the JSJ Note after the 120th day. At any time or times on or after the Maturity Date, the Holder is entitled to convert all of the outstanding and unpaid principal amount of the JSJ Note into fully paid and non-assessable shares of Common Stock of the Company at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. As of June 30, 2015, the balance outstanding on the JSJ Note was $100,000 and accrued interest was $658.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the note becomes convertible on December 11, 2015.

Convertible Note with LG Capital Funding, LLC

On June 16, 2015, the Company and LG Capital Funding, LLC (“LG”) entered into a Securities Purchase Agreement under which we issued a convertible note in the principal amount of $52,500 (the "LG Note") due June 16, 2016 bearing interest at the rate of 6% per annum. After broker and legal fees, the Company netted $45,000. The LG Note is due and payable on June 16, 2016, with interest payable in shares of common stock. If the Company fails to repay the LG Note when due, or if other Events of Default thereunder apply, a default interest rate of 24% per annum will apply along with other breach provisions and related penalties contained in the note. The LG Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 48% if there is DTC Chill placed on our shares of common stock. The Company may prepay in full the unpaid principal and interest on the LG Capital Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 140% of the then outstanding balance on the LG Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

Additionally, upon the occurrence of certain fundamental events as described in the LG Note, we are required to repay the LG Note at the request of the holder in an amount equal to 150% of the then balance. Further, such redemption must be closed and funded within three days of giving notice of redemption or the right to redeem shall be null and void. As of June 30, 2015, the outstanding balance of the note was $52,500 and accrued interest was $129.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the LG note becomes convertible on December 16, 2015.

Convertible Note with Adar Bays, LLC

On June 16, 2015, the Company and Adar Bays, LLC (“Adar”) entered into a Securities Purchase Agreement under which we issued a convertible note in the principal amount of $52,500 (the "Adar Note") due June 16, 2016 bearing interest at the rate of 6% per annum. After broker and legal fees, the Company netted $45,000. The Adar Note is due and payable on June 16, 2016, with interest payable in shares of common stock. If the Company fails to repay the Adar Note when due, or if other Events of Default thereunder apply, a default interest rate of 24% per annum will apply along with other breach provisions and related penalties contained in the note. The Adar Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 48% if there is DTC Chill placed on our shares of common stock. The Company may prepay in full the unpaid principal and interest on the Adar Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 140% of the then outstanding balance on the Adar Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. Additionally, upon the occurrence of certain fundamental events as described in the Adar Note, we are required to repay the note at the request of the holder in an amount equal to 150% of the then balance of the note. Further, such redemption must be closed and funded within three days of giving notice of redemption or the right to redeem shall be null and void. As of June 30, 2015, the outstanding balance of the note was $52,500 and accrued interest was $129.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the Adar Note becomes convertible on December 16, 2015.

NOTE 9. DEPOSIT FOR PURCHASE OF LICENSE

As of April 4, 2015, the Company instructed its escrow agent to deliver $100,000 as a deposit in good faith pursuant to the Security Purchase Agreement dated April 4, 2015 (the “SPA”) and Promissory Note dated April 6, 2015 (the “Note”) to acquire all of the capital stock of El Mar Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) a Honduras corporation, whose sole assets consist of a Honduras gaming license, which permits the operation of Eighty (80) gaming machines in Trujillo, Eighty (80) gaming machines in La Lima, and One Hundred and Sixty (160) gaming machines in Roatan, the largest of Honduras’s bay islands, for a total purchase price of $10,000,000. On June 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM’s operations at the seller’s option, and the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 deposit tendered on April 4, 2015 as referenced herein. The Company will record the asset and liability in accordance with generally accepted accounting principles upon the effective date of the amended SPA and Note. See Note 11.

NOTE 10. CAPITAL STOCK

Authorized

The Company is authorized to issue 10,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 50,000,000 shares of common stock, having a par value of $0.0001 per share.

Issued and Outstanding

Preferred Stock

At June 30, 2015, the Company there are no shares of preferred stock outstanding.

Common Stock

At June 30, 2015, shares of common stock issued and outstanding totaled 25,493,402.

During the six months ended June 30, 2015, the Company issued 6,274,332 shares of common stock as follows:

On January 8, 2015, the Company sold 25,000 shares of Common Stock and received net proceeds of $25,000.

On January 30, 2015, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $88,431 of debt was settled by the aggregate issuance of 87,212 shares of common stock. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as gain on extinguishment of debt aggregating $44,825.

On February 4, 2015, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $94,200 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 942,000 shares of Common Stock (at $0.10 per share), thereby reducing the balance owed under the note to $472,012. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $376,800.

On February 20, 2015, the Company entered into a note conversion agreement with Rocky Road Capital Inc. to convert $150,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road capital, Inc., into 1,500,000 shares of Common Stock (at $.10 per share), thereby reducing the balance owed under the note to $322,012. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $600,000.

On June 12, 2015 and June 15, 2015, the Company entered into note conversions pursuant to the Rocky Road note totaling $322,012 at $.10 per share for the conversion of 3,220,120 Shares of the Company’s Common Stock, thereby eliminating the entire balance owed. Rocky Road Capital Inc. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $152,520.

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Settlement Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Settlement Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company closing price of the Company’s stock as of June 15, 2015 ($.14 per share). The Settlement Agreement further stated Mr. Frye would be responsible for all taxes and signed a general release of any and all claims, known or unknown, against the Company. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

On June 15, 2015, the Company entered into Addendum Two (“Addendum Two”) of the Promissory Note dated April 15, 2014 (the “Note”) between the Company and Steven Frye. The Promissory Note dated April 15, 2015 was for the principle amount of $13,500 with 12% accrued interest. As of June 15, 2015, the principal and interest totaled $15,206 and was converted into 108,614 shares of Common Stock of the Company at the fair value of the closing stock price calculated as of June 15, 2015 ($0.14). On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

Warrants Issued for Services

The Company issued no warrants in the six months ending June 30, 2015, and there were 2,307 warrants outstanding with a weighted average exercise price of $260 at June 30, 2015.

The following table summarizes the warrant activity for the six months ended June 30, 2015:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2014	1,002,307	$259
Granted	—	$—
Exercised	—	—
Expired/Cancelled	(1,000,000)	(2)
Balance, June 30, 2015	2,307	$260
Exercisable at June 30, 2015	2,307	$260

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the warrants outstanding at June 30, 2015 were $130 to 390.00, $260 and .51 years, respectively. The aggregate intrinsic value of the outstanding warrants at June 30, 2015 was $0.

NOTE 11. PURCHASE OF THE GAMING LICENSE

On April 4, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) and Promissory Note (the “Note”) with H y H Investments, S.A. (the “Seller”) for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) whose sole asset consists of a license to operate 80 gaming machines in two cities on the Honduras mainland and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The total purchase price for the license was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the “Note”). Upon the signing of the Agreement and Note, the $100,000 funds in escrow were paid to the Seller under the terms of the Note. The Company owes no further obligation under the terms of the Note until April 6, 2016, at which time $900,000 is due to the Seller, payable in the form of cash or shares of common stock of the Company. If the Seller elects to convert such payment or a portion of such payment into shares, the value of the shares will be assessed as the average closing price of the common stock of the Company for the five trading days immediately preceding April 6, 2016. The remaining balance under the Note is payable up to $2,500,000 per year thereafter through March 31, 2021 by either cash payments or by a revenue-share of 25% of the net revenues received by EMBM during such time period. In the event that Seller has not received the full amount due on or before March 31, 2021, such amount due may be payable via the issuance of the Company’s shares of common stock at the average closing price of the Company’s common stock for the five trading days immediately preceding March 31, 2021. Beginning on or after April 17, 2017, payments tendered in the Company’s common stock may be repurchased by the Company given the Seller’s approval. The Seller agreed to waive interest payments of 3.85% per annum, due in monthly installments, in exchange for a sub-license granting the Seller usage of twenty-five (25) machines in the municipality of Roatan.

On June 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM’s operations. The Note was also amended to reflect the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 non-refundable deposit tendered on April 6, 2015. See Note 9. The Company will record the asset and liability in accordance with generally accepted accounting principles upon the effective date of the amended SPA and Note.

NOTE 12. SUBSEQUENT EVENTS

2,500 Common Shares Issued to Shareholder

On July 27, 2014, the Company issued 2,500 restricted shares via a notice of issuance of stock to an individual for his preparation and assistance in the Company’s preparation of financial statements for the year ended December 31, 2013.

Summary of Transactions with Tarpon Bay Partners, LLC

On July 14, 2015, we entered into an Equity Purchase Agreement (the "Purchase Agreement" or “Equity Line”) and Registration Rights Agreement (the “Registration Agreement”) with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon is obligated, providing the Company has met certain conditions, including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company’s common stock at the rates set forth in the Purchase Agreement. In conjunction with the Equity Line, the Company issued a promissory note to Tarpon for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a reduction in additional paid-in capital since the transaction costs relate to equity financing.

The Purchase Agreement has a term of two-years (the "term") and may be terminated sooner by the Company or if Tarpon has purchased a total of $5,000,000 of the Company's common stock before the expiration of the term. During the term of the Purchase Agreement, the Company may at any time deliver a "Put Notice" to Tarpon thereby requiring Tarpon to purchase a certain dollar amount (the "Investment Amount") in exchange for a portion of the Shares (the "Put"), determined by an estimated amount of Shares equal to the investment amount indicated in the Put Notice divided by the closing bid price of the Company's common stock on the trading day (the "Closing Price") immediately preceding the date the Put Notice was given (the "Put Date"), multiplied by one hundred twenty-five percent (125%) (the "Estimated Put Shares"). On the trading date preceding the delivery date of such Shares, Tarpon shall deliver payment for the Shares equal to the Company's requested Investment Amount.

Subject to certain restrictions, the purchase price for the Shares is equal to ninety percent (90%) of the lowest closing bid price, quoted by the exchange or principal market Company's Common Stock is traded on, on any trading day during the ten (10) trading days immediately after the date the Company delivers to Tarpon a Put Notice in writing requiring Tarpon (the "Valuation Period") to purchase the applicable number of Shares of the Company, subject to certain terms and conditions of the Purchase Agreement. In the event the number of Estimated Put Shares initially delivered to Tarpon is greater than the Put Shares purchased by Tarpon pursuant to such Put Notice, then immediately after the Valuation Period Tarpon shall deliver to the Company any excess Estimated Put Shares associated with such Put Notice. If the number of Estimated Put Shares delivered to Tarpon is less than the Put Shares purchased by Tarpon pursuant to a Put Notice, then immediately after the Valuation Period the Company shall deliver to Tarpon the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such Put Notice.

The number of Shares sold to Tarpon shall not exceed the number of such Shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. Further, the Company has the right, but never the obligation to draw down on the total of $5,000,000. The Purchase Agreement also contains other customary and standard provisions.

Convertible Note to EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted $135,000 after brokerage and legal fees. Additionally, the Company is required to issue to EMA 100,000 shares of Common Stock of the Company within three days following the closing date as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the "Note Maturity Date"). EMA may extend the Note Maturity Date by providing us with written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest").

The Note is convertible by EMA into shares of our common stock at any time ending on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time.

We agreed to reserve an initial 8,000,000 shares of Common Stock for conversions under the Note (the "Initial Reserve"). We also agreed to adjust the Initial Reserve to ensure that it always equals at least four times the total number of Common Stock that is actually issuable if the entire Note is converted.

EMA's rights under the Note will generally remain protected, and our obligations under the Note will be assumed by any successor or acquiring entity if applicable, if we effectuate a merger, consolidation, exchange of shares, recapitalization, reorganization, or other comparable event in which our outstanding Common Stock changes into a different amount or class, or if we sell or transfer all or substantially all of our assets (each a "Material Event"). We agreed to give at least 15 days prior written notice to EMA before a special meeting of our shareholders regarding a Material Event, or if no meeting is applicable, our closing of the Material Event.

In the event that we issue securities, or rights to purchase securities, on a pro rata basis to our Common Stock shareholders (the "Purchase Rights"), we agreed to calculate EMA's pro rata portion under the Purchase Rights as if EMA had fully converted the Note immediately before we offered the Purchase Rights.

All amounts due under the Note become immediately due and payable by us upon the occurrence of an event of default, including but not limited to (i) our sale of all or substantially all of our assets, (ii) our failure to pay the amounts due at maturity, (iii) our failure to issue shares of Common Stock upon any conversion of the Note, (iv) our breach of the covenants, representations or warranties under the Note, (v) our appointment of a trustee, (vi) a judgment against us in excess of $50,000 (subject to a 20 day cure period), (vii) our liquidation, (viii) the filing of a bankruptcy petition by us or against us, (ix) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (x) the delisting of our Common Stock from the OTCQB or equivalent exchange, (xi) a restatement of our financial statements for any period from two years prior to the Note Issuance Date until the Note has been paid in full, or (xi) our effectuation of a reverse stock split without 20 days prior written notice to EMA. We are required to pay the Default Sum, which is defined in the Note, depending on the event of default that has occurred.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company will recognize the fair value of the embedded conversion features as a derivative liability when the note becomes convertible.

Settlement Agreement with Birch First Capital Fund, LLC and Birch First Advisors LLC

On July 23, 2015, the Company and Birch First Capital Fund LLC (“Birch First Capital”), a Delaware limited liability company and Birch First Advisors LLC, a Delaware limited liability company (“Birch Advisors”), executed a Settlement and Stipulation Agreement (the “Settlement Agreement”) dated July 21, 2015, pursuant to which the parties agreed to fully resolve and dismiss, with no liability admitted or deemed to be admitted by any party, any and all claims that have been, or could have been, raised in the outstanding litigation between the parties (the “Litigation”).

Amended and Restated Note with Birch First Capital

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement referenced herein, the Company executed an amended and restated convertible debenture (the “Amended and Restated Note”) dated July 21, 2015 in the total amount of $300,000 bearing two percent (2%) interest per annum for a period of two years for the benefit of Birch First Capital. Pursuant to the terms of the Amended and Restated Note, $75,000 of the principal balance would be immediately converted at $0.10 per share for a total of 750,000 shares of the Company’s Common Stock issued within five (5) days from the date of execution of the Settlement Agreement. The remaining $225,000 in principal and interest of the Amended and Restated Note will be convertible on a quarterly basis in the amount of $37,500 into shares of the Company’s Common Stock at a share price equal to the lesser of $0.10 per share, or fifty percent (50%) of the three (3) intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment, under certain terms and conditions set forth in the Amended and Restated Note.

Consulting and Advisory Agreement with Birch Advisors, LLC

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement referenced herein, the Company, executed a new Consulting and Advisory Agreement (the “Agreement”) dated July 21, 2015 with Birch Advisors, LLC (“Consultant”) for a period of twenty-four (24) months to commence upon the execution date of the signed Agreement, payable in the form of a convertible debenture (“New Note”) in the amount of $300,000 at two percent (2%) interest per annum for a period of two years. Pursuant to the Agreement, Consultant shall be paid $37,500 each quarter in the form of a reduction of the outstanding principal balance of the New Note, convertible into shares of the Company’s Common Stock at a share price equal to the lesser of $0.10 per share or a twenty-five (25%) discount of the three (3) intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment.

The Consultant will perform advisory and consultation services to the Company, including, but not limited to, assisting Company’s management with general corporate operations, business development strategies, marketing and business plans, SEC compliance and advising the Company on other ad-hoc matters as appropriate. Pursuant to the terms of the Agreement, the Company shall have the right to terminate this Agreement for Cause at any time upon sixty (60) days written notice to the Consultant. The Consultant shall have the right to terminate this Agreement if Company fails to comply with any of the material terms of this Agreement, including without limitation its responsibilities for payment of fees as set forth in this Agreement. The parties agree that either the Company or Consultant may request a quarterly review by a designated third party reviewer, whom shall determine if the Company has the right to terminate the Agreement earlier for non-performance by the Consultant. The Agreement also contains other customary and standard provisions.

Pay-off of the Convertible Debenture Promissory Note due to Iconic Holdings, LLC

On March 16, 2015, the Company entered into a Note Purchase Agreement for a Convertible Debenture Promissory Note (hereafter “Iconic Note”) in the amount of $120,000 (net $100,000 after Original Issuance Discount and Fees) with Iconic Holdings, LLC (hereafter “Iconic”). Pursuant to the Note, the Company could repay the Note at any time on or before 180 days from March 16, 2015 pursuant to a prepayment schedule as displayed in the table below. See Note 8.

Period After Effective Date (March 16, 2015)	Period Date Range				Total Repayment Amount
1-30 days	March 16	-	April 15	2015	$129,000
31-60 days	April 16	-	May 16	2015	$138,000
61-90 days	May 17	-	June 14	2015	$144,000
91-120 days	June 15	-	July 14	2015	$150,000
121-180 days	July 15	-	September 12	2015	$156,000

In July 2015, the Company and Iconic began negotiating on a reduced cash payment to retire the Iconic Note. Upon negotiation, Iconic accepted the Company’s offer to accept a reduced payment of $135,000 to settle the Iconic Note in full, which was a $21,000 reduction in the amount that the Company was obligated to repay pursuant to the repayment schedule. The Company used the full proceeds of EMA’s Convertible debenture to repay the Iconic Note upon Iconic’s acceptance of the Company’s offer. No interest was accumulated under the Iconic Note. As of July 27, 2015, Iconic had deposited the Company’s check payment in satisfaction of the debt, thereby retiring the Iconic Note in full and eliminating the Company from any further obligation pursuantly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six-month period ended June 30, 2015. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

The Company has been working on its operations under the marketing and advertising sector. In support of this business direction, the Company entered into two asset purchase agreements in January 14, 2014 for classifiedride.com and autoglance.com. Classfiedride.com is a website where end users can search or list their vehicle, boat, RV, (anything with a motor) for sale. To offer a different approach to the car buying and selling market, our developments are coincided to aid the private seller buy and trade their vehicle using social media and mobile application enhancements.

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

Beginning in the middle half of 2014, the Company had an expansion opportunity that prompted research and development in the hospitality and gaming sector of Roatan, the largest of the bay islands of Honduras. On April 6, 2015, the Company acquired a distributor license to operate gaming machines on select cities in Honduras and Roatan. Pursuant, the Company entered into a Securities Purchase Agreement and Promissory Note with H y H Investments, S.A to acquire all of the capital stock of a Honduras corporation, whose sole assets consist of a license to operate Eighty (80) machines in Trujillo, Eighty (80) machines in La Lima, and One Hundred and Sixty (160) gaming machines on the bay island of Roatan.

We have decided that the Company’s first location for implementation will be Roatan and have been in the process of obtaining a business permit from the local municipality to begin implementation with H y H Investments, S.A. In the interim, on May 15, 2015, the Company entered into a Strategic Vendor Placement Agreement (the “Vendor Agreement”) with Lands End, a resort in West End Village in Roatan. The Vendor Agreement allows us to implement 25 gaming machines at Lands End on a revenue share agreement by which Lands End retains 6% of the net profits from the gaming operations. The Company will pay the taxes per the machines and also the legal fees pertaining to the license distribution. In addition, Lands End will be required to pay a licensing fee at the time the machines become operational of $1,000 per year or an equivalent of 2% of the Net Gaming Revenue per month, whichever amount is lower that will be deducted as a “pass-though” to the Company. The Parties have agreed that the terms may alter depending on the operations of the machines when fully implemented.

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of $2,000,000 over the twelve month period beginning in the third quarter of 2015 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

To date, management has not identified the source for such additional capital, and whether the Company will be able to raise sufficient capital, and do so on commercially reasonable terms, is uncertain. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

RESULTS FROM OPERATIONS

Results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues and Net Loss

Our operating results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 are as follows:

	Three Months Ended June 30,
	2015	2014
Revenues	$399	$2,214
Operating and other expenses	774,689	55,259
Net (Loss)	$(774,290)	$(53,045)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 are as follows:

	Three Months Ended June 30,
	2015	2014
Consulting services	$54,794	$(5,700)
Investor relation services	198,972	—
Loss on extinguishment of debt	107,816	—
Project development costs	121	2,000
Interest Expense	23,428	18,515
Warrants issued for services	352,275	—
General and administrative expenses	37,283	40,444
Total Operating and Other Expenses	$774,689	$55,259

The decrease in project development costs from the quarter ended June 30, 2015 to the equivalent period in 2014 is primarily due to the Company’s expansion into the gaming sector thereby reducing project activities relating to investigation and design of proto-type technologies that started in the fourth quarter of 2013. The increase in consulting services in 2015 as compared 2014 is due to a non-cash payment in shares of common stock to our former President and chief financial officer aggregating $54,794 pursuant to a separation agreement. The increase in investor relations and warrants issued for services from 2015 from 2014 is primarily due to the hiring of the necessary consultants to assist in the Company’s new business pursuits.

Results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Our operating results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 are as follows:

Revenues and Net Loss

	Six Months Ended June 30,
	2015	2014
Revenues	$1,596	$9,429
Operating and other expenses	1,927,551	63,963
Net (Loss)	$(1,925,955)	$(54,534)

Operating Expenses and Other Expenses and (Income)

	Six Months Ended June 30,
	2015	2014
Consulting services	$59,794	$32,500
Investor relation services	291,438	—
Project development costs	221	29,000
Interest Expense	55,467	37,096
Loss (gain) on extinguishment of debt	959,271	(115,247)
Warrants issued for services	481,156	—
General and administrative expenses	80,204	80,614
Total Operating and Other Expenses	$1,927,551	$63,963

The decrease in project development costs from 2015 to 2014 is primarily due to project activities related to development and web design of networks that started in the 2014 and was contingent upon external financing, which the Company did not receive.

The increase in consulting services from 2014 to 2015 is primarily due to the Company is due to a non-cash payment in shares of common stock to our former President and chief financial officer aggregating $54,794 pursuant to a separation agreement. Interest expense increased based on the increase in our debt facilities incurred to fund current operations.

The loss on the extinguishment of debt is attributable to the conversion and elimination of the contingent liability of $566,212 in our current period of measurement. The debt was converted at $0.10 per share and the non-cash loss resulted from the difference in the market price of the stock on the date of the conversion for the number of shares converted on that date.

The warrant costs are a result of warrants issued to a consulting firm and amortized over the life of the warrant. The agreement with the firm was cancelled under the terms on the agreement on January 21, 2015 and the warrant was cancelled on April 1, 2015. The remaining prepaid expense was expensed in the current period of measurement.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company had cash on hand of $131,909 and $659, respectively. The Company had increased cash flow of $131,250 for six months ended June 30, 2015 from proceeds received from the sale of stock, convertible notes and expense advances from a related party.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months. This capital will be needed for continued development of the Company’s network strategy and gaming expansion.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan.

	June 30,	December 31,
	2015	2014
Current assets	$183,947	$821,541
Current liabilities	(1,030,009)	(1,475,787)
Working capital deficit	$(846,062)	$(654,246)

Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(146,978)	$(105,818)
Net cash used in investing activities	(100,000)	—
Net cash provided by financing activities	378,228	104,008
Net increase (decrease) increase in cash	$131,250	$(1,810)

Net cash provided by investing activities for the period ended June 30, 2015 includes the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in the period ended June 30, 2015 is from the sale of common stock, funds provided from a related party, and proceeds from convertible notes. Net cash used in financing activities includes the proceeds of the convertible notes that were used to secure the gaming license, which provides for distribution rights in two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras See Note 9 and 11. Net cash provided by operating activities for the period ended June 30, 2015 includes the stock compensation and warrants issued for investor relations services and the loss recorded on the extinguishment of debt pursuant to the contingent consideration payable. See Note 5.

Going Concern Uncertainties

Management believes that our current financial condition, liquidity and capital resources will not satisfy our cash requirements for the next twelve months to deploy our current business plan, and as such we will need to either raise additional proceeds through financing facilities, sales of securities and our officers and directors will need to make additional financial commitments to our Company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our current business and fund our necessary operating expenses, through financial commitments from future debt facilities and equity sales, if and when possible.

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

We have no committed source for funds as of June 30, 2015. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $10,751,131 at June 30, 2015. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any commitments for material capital expenditures except for the non-refundable payment for the intangible asset license.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f) (1), we are not required to provide the information required by this Item 3.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

In connection with the preparation of our financial statements for the three months ended March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management determined that this control deficiency constituted a material weakness. While the deficiency in this instance did not result in a material misstatement of our financial statements, it was possible that there could be a material misstatement if the control deficiency was not remediated. To remedy such deficiencies, we created system implementations to create a more effective control flow process and believe that as of the second fiscal quarter of 2015, our internal controls were effective and had been so for the preceding ninety days.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC (“Birch First”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. Effective July 23, 2015, the Company entered into a Settlement Agreement (the “Agreement”) with Birch First, which provided for an Order of Stipulation to be filed with the Court that will dismiss this action with prejudice, with no liability admitted or deemed to be admitted by any party, concerning any and all claims that have been, or could have been, raised in the outstanding litigation between the parties. Pursuant to the Agreement, the Company issued an Amended and Restated Note in the principal amount of $300,000 bearing 2% interest per annum with conversion features equal to the lesser of $.10 per share or 50% of the three intraday trading average for the twenty day trading period prior to each conversion date to be issued quarterly. The Company also issued a Consulting and Advisory Agreement with Birch First and New Note in the principal amount of $300,000 with 2% interest, which is due quarterly payments. Pursuant to the Agreement, the Company will be in default under the terms of the Agreement if the Company files for bankruptcy or the Company’s Common Stock drop below $.00001 per share or if the Company fails to comply with a condition precedent pursuant to the Agreement. See Note 12.

Pursuant to the Order of Stipulation, the parties consented to the jurisdiction of the Court for the purposes of enforcement of the Agreement whereby the Complaint will be dismissed with prejudice. The Order of Stipulation is to be filed with the Court five (5) days upon signing of the Agreement.

On November 18, 2013, Birch First Capital brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit. As of the date of this report, derivative lawsuit is still pending as the parties engage in settlement negotiations. At this point in time, any amount or settlement is not determinable. This action is currently pending.

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

On January 30, 2015, the Company entered into shares for liability settlement with a creditor wherein an aggregate of $87,212 of debt was settled by the aggregate issuance of 87,212 shares of common stock. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. There was no general solicitation. The use of proceeds went to pay Company expenses and outstanding invoices. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as gain on extinguishment of debt aggregating $44,825.

On February 4, 2015, the Company entered into a note conversion agreement with Rocky Road Capital, Inc. to convert $94,200 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 942,000 shares of Common Stock (at $0.10 per share). The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $376,800.

On February 20, 2015, the Company entered into a note conversion agreement with Rocky Road Capital Inc. to convert $150,000 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 1,500,000 shares of Common Stock (at $.10 per share). The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $600,000.

On June 12, 2015 and June 15, 2015, the Company entered into note conversions pursuant to the Rocky Road note totaling $322,012 at $.10 per share for the conversion of 3,220,120 Shares of the Company’s Common Stock, thereby eliminating the entire balance owed to Rocky Road Capital Inc. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $152,520.

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company valued at $.14 per share. The Agreement further stated Mr. Frye would be responsible for all taxes and signed a general release of any and all claims, known or unknown, against the Company.

On June 15, 2015, the Company entered into Addendum Two (“Addendum Two”) of the Promissory Note dated April 15, 2014 (the “Note”) between the Company and Steven Frye. The Promissory Note dated April 15, 2015 was for the principle amount of $13,500 with 12% accrued interest. As of June 15, 2015, the principal and interest totaled $15,206 and was converted into 108,614 shares of Common Stock of the Company at the fair value of the closing stock price calculated as of June 15, 2015 ($0.14).

Unless otherwise stated, we claim an exemption from registration for the issuances and grant described above pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances and grant did not involve a public offering, the recipients were accredited investors, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The disclosures concerning the private placement memorandum contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing current reports with the SEC, and as permitted under Rule 135c of the Securities Act of 1933.

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

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company's 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company's 8-K filed December 11, 2014)
10.38	Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 14, 2014)
10.39	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.40	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.41	Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company's 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company's 10-Q for the period ended March 31, 2015)

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)

10.52	Equity Purchase Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54*+	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.58	Amended and Restated Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Company's 8-K/A dated July 6, 2015)

10.62	Addendum 2 to the Promissory Note dated June 15, 2015 between the Company and Steven Frye (incorporated by reference as Exhibit 10.53 to the Company's 8-K/A dated July 6, 2015)
10.63*	Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated June 30, 2015
10.64*	Amended Promissory Note between Elite Data Services, Inc. and H y H Investments, S.A. dated June 30, 2015
10.65*	Addendum #6 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated June 30, 2015
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q, dated July 22, 2011)
21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2015 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

___________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+ Explanatory Note: Exhibit 10.54, representing the $50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015) contained a typographical error representing the Maturity Date of the Tarpon Note as July 14, 2014 rather than January 31, 2016, is hereby replaced by Exhibit 10.54 of this report, in which the typographical error has been corrected.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2015		ELITE DATA SERVICES, INC.

	By:	/s/ Charles Rimlinger
Charles Rimlinger
Chief Executive Officer

	By:	/s/ Stephen Antol
Stephen Antol
Chief Financial Officer

