Form 10-Q
period 2015-09-30
Elite Data Services, Inc.
filed 2015-11-23
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As November 23, 2015, the Company had 25,595,902 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

NQuarterly Report on Form 10-Q for the period ended September 30, 2015

Table of Contents

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Report contains forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Among the material risks which may impact Forward Looking Statements are the following: the risk that we are unsuccessful in obtaining additional capital through the private sale of common shares, debt and/or convertible debt on commercially reasonable terms and which we require in order to fund the Company's business; the risk that we are unsuccessful in growing and developing our business, and the risk that our business does not perform to expectations, or does not operate profitably. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Report should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of certain of the risks and factors that may affect the Company's business.

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$6,947	$659
Prepaid expense	18,341	820,882
Total Current Assets	25,288	821,541

OTHER ASSET:
Deposit	100,000	—
Total Assets	$125,288	$821,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$310,923	$606,221
Line of credit payable	—	151,000
Loans from a related party	126,086	139,029
Loan payable	—	13,325
Contingent consideration payable	—	566,212
Derivative instrument liability	418,198	—
Note payable, net of discount of $50,000	—	—
Convertible notes payable, net of discounts of $68,100	368,400	—
Total Current Liabilities	1,072,711	1,475,787

LONG TERM DEBT:
Convertible note payable, net of discount of $206,250	18,750
Convertible Note payable, related party	587,564	587,564
Total Liabilities	1,679,025	2,063,351

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series A authorized; issued and outstanding 0, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 25,595,902 and 19,219,070, respectively	2,559	1,922
Additional paid-in capital	9,435,195	7,581,444
Subscription stock not issued	124,575	—
Deficit accumulated	(11,266,962)	(8,825,176)
Total Stockholders' Deficit	(1,704,633)	(1,241,810)
Total Liabilities and Stockholders' Deficit	$125,288	$821,541

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$—	$3,192	$1,596	$12,621

OPERATING EXPENSES
Consulting services	79,000	6,000	138,794	38,500
Project development costs	98	—	319	29,000
Investor relations services	31,822	—	323,260	—
Warrants issued for services	—	—	481,156	—
General and administrative	121,931	31,323	202,135	111,937
Total Operating Expenses	232,851	37,323	1,145,664	179,437

LOSS FROM OPERATIONS	(232,581)	(34,131)	(1,114,068)	(166,816)

OTHER INCOME (EXPENSE):
(Loss) gain on extinguishment of debt	571	164,999	(958,700)	280,246
Gain on derivative instruments	138,097	—	138,097	—
Amortization of debt discount	(22,917)	—	(22,917)	—
Settlement of debt	(85,842)	—	(85,842)	—
Interest expense – related party	(38,150)	(21,656)	(61,329)	(47,427)
Interest expense - other	(274,739)	(8,418)	(307,027)	(19,743)
Total Other Expense	(282,980)	134,925	(1,297,718)	213,076

LOSS BEFORE PROVISION FOR INCOME TAXES	(515,831)	100,794	(2,441,786)	46,260
PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(515,831)	$100,794	$(2,441,786)	$46,260

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.02)	$0.00	$(0.11)	$0.00

Weighted Average Common Shares Outstanding:
Basic and diluted	25,581,065	17,423,673	22,886,381	15,582,842

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) profit	$(2,441,786)	$46,260
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	958,700	(280,246)
Stock compensation for investor relations services and consulting	473,053	—
Warrants issued for services	481,156	—
Gain on derivative instruments	(138,097)	—
Non-cash interest expense	259,029	—
Amortization of debt discounts	22,917	—
Non- cash settlement costs	85,842	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	—
Accounts payable and accrued expenses	48,792	120,173
Net cash used in operating activities	(252,269)	(113,813)

INVESTING ACTIVITY:
Deposit	(100,000)	—
Net cash used in investing activity	(100,000)	—

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	—
Proceeds from convertible promissory notes	481,500	—
Repayment to convertible promissory note	(135,000)
Payments to related party	(48,810)	—
Proceeds from related parties	35,867	112,500
Net cash received from financing activities	358,557	112,500
NET INCREASE (DECREASE) IN CASH	6,288	(1,313)
CASH BEGINNING OF PERIOD	659	2,884
CASH END OF PERIOD	$6,947	$1,571

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$15,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$—	$1,400
Issuance of common stock in connection with the purchase of Autoglance, LLC	$—	$77
Issuance of common stock for conversion of debt	$1,754,595	$340,362
Issuance of common stock for consulting services	$149,794	$—
Note payable for the purchase of classifiedride.com (See Note 5)	$—	$587,564

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the "Company", "Our", "We" or "Us") business plan is to market and advertise assets that either the Company "owns" or "controls", with "controls" being defined as being the party entitled to the gross revenues generated by the asset or venture. We customarily will develop software applications designed to enhance existing platforms such as the Carline Negotiator™ and the VIP Salesmen Directory for classifiedride.com. Currently, we have been focused on an expansion opportunity in the gaming sector on the island of Roatan, the largest of the bay islands of Honduras. On April 6, 2015, we entered into a Securities Purchase Agreement and Promissory Note for the acquisition of an entity that holds a gaming distribution license for two cities on the Honduras mainland and Roatan, the largest of the bay islands. A good faith non-refundable deposit of $100,000 was pledged to secure the arrangements. On June 30, 2015, we amended the Securities Purchase Agreement and Promissory Note to delay the effective date of the Agreement upon the first payment of $900,000 due and payable on April 6, 2016. So long as the Company remains in good standing on its payment obligations, the Company is permitted to work towards implementation of gaming machines for operations on the effective date. Currently, we have hired a consultant who is on-site assisting with the required approvals and developments required to enable our first Strategic Vendor Partner, Lands End Resort, to operate for gaming business purposes pursuant to the regulatory requirements of the Honduras jurisdiction. See Note 13.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Elite Data Services, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

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

Going Concern

The Company has accumulated a deficit of $11,116,066. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continued to manage its costs for the nine months ended September 30, 2015 to ensure appropriate monies are on hand for continued operations through convertible debentures and financing from a related party. See Notes 5 and 9. The Company's plans include the raising of capital through the equity markets to fund future operations and pay debts until we are self-sufficient in generating revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to intangible assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2014 to the period ended September 30, 2014. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the nine months ended September 30, 2015, the Company incurred no development costs. As of September 30, 2015, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of September 30, 2015 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2015 and December 31, 2014.

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company's accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At September 30, 2015, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, line of credit payable, loans from a related party, contingent consideration payable, and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The Company's financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company's classifies as a level three of the fair value measurement hierarchy.

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

Business combinations

Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company are not the primary beneficiary but where the Company have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company record the assets acquired and liabilities assumed at the management's estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i.	The counterparty's performance is complete;

ii.	commitment for performance by the counterparty to earn the common shares is reached; or

iii.	the common shares are issued if they are fully vested and non-forfeitable at that date.

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

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, "Derivatives and Hedging". The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities".Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Recently and Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for transfer of promised goods or services to customers. ASU-2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. ASU-2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.

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

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)", ("ASU 2015-11"). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4. DEPOSIT FOR PURCHASE OF LICENSE

On April 4, 2015, the Company instructed the escrow agent to deliver $100,000 as a deposit in good faith pursuant to the Securities Purchase Agreement dated April 4, 2015 (the "SPA") and Promissory Note dated April 6, 2015 (the "Note") to acquire all of the capital stock of El Mar Muerto Beauty Mineral, Sociedad Anonima (hereafter "EMBM") a Honduras corporation, whose sole assets consist of a Honduras gaming license for EMBM's use, which permits the operation of Eighty (80) gaming machines in Trujillo, Eighty (80) gaming machines in La Lima, and One Hundred and Sixty (160) gaming machines in Roatan, the largest of Honduras's bay islands, for a total purchase price of $10,000,000. On September 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM's operations at the seller's option, and the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 deposit tendered on April 4, 2015 as referenced herein. The business purpose for the amendment was to allow the Company the proper time to incorporate a Honduras corporation in compliance with the laws of the Republic of Honduras to own the securities of EMBM and effectively be able to transact business in that municipality. The good-faith non-refundable deposit permitted negotiation for a commitment at a later date, which the Company will recognize upon the effective date of April 6, 2016.

NOTE 5. RELATED PARTY TRANSACTIONS

Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at September 30, 2015 was $126,086, which represents an unsecured promissory note and addendums ("Myers – LOC"). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers – LOC as of September 30, 2015 was $31,404.

January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC ("Baker Myers") to acquire certain assets including, www.classifiedride.com, an online classified listing website whereprivate sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value was recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum.The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and nonassessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At September 30, 2015, the note balance and accrued interest was $587,564 and $79,360, respectively.

January 15, 2014 Agreement – Autoglance

On January 15, 2014, the Company entered into an Agreement with Baker Myers for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively "Autoglance") for 765,000 shares the Company's common stock as consideration.

Separation and Settlement Agreement with Steven Frye

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the "Agreement") with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company valued at $0.14 per share on the date of the Agreement. The Agreement further stated Mr. Frye would be responsible for all taxes, and Mr. Frye signed a general release of any and all claims, known or unknown, against the Company. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

NOTE 6. CONTINGENT CONSIDERATION PAYABLE

On February 25, 2011, the Company's wholly owned subsidiary, Dynamic Energy Alliance Corporation (hereafter "DEDC") and a former director no longer associated with the Company (hereafter "the Director") entered into a Stock Purchase Agreement (hereafter "Agreement") and corresponding Amendments No. 1, No. 2 and No. 3, dated December 30, 2011, March 31, 2012 and September 26, 2012, respectively, by which DEDC acquired all of the outstanding shares of Transformation Consulting, Inc. (hereafter "TC"). The purchase price for the shares was $2,000,000, payable from the gross revenues of TC, subject to the following contingent reduction or increase of the purchase price. Pursuant to the Agreement, if TC's gross revenues during the two years following the closing were less than $2,000,000, then the purchase price for the shares would be reduced to the actual revenue received by TC during the two year period. If TC's revenues during the same two year period exceed $2,000,000, then the purchase price for the shares would be increased by one-half of the excess revenues over $2,000,000 (hereafter "contingent consideration").

Pursuant to the contingent consideration of $2,000,000 due to the Director from TC, all revenues generated by TC under the Agency Agreement were disbursed to the former Director. Through December 31, 2012, gross revenues under the TC Stock  Purchase Agreement totaled approximately $2,000,000.Through December 31, 2013, payments, net of refunds, made to Director under the TC Stock Purchase Agreement totaled $984,638. On September 30, 2013, the former director assigned the remaining contingent consideration debt note (hereafter the "Note") to Habanero Properties via an Assignment and Assumption Agreement. The Note was subsequently offset by $108,788 as payment for warrants exercised at their strike price by the former director. Habanero Properties subsequently assigned the remaining contingent consideration due and payable to Rocky Road Capital, Inc.

For the period ended June 30, 2015, the Company eliminated the remaining balance due and payable by entering into five Assignment of Convertible Promissory Note and Consent and a Convertible Promissory Note totaling $322,012 with third parties not affiliated with the Company. Each agreement specified the amount of the assignment to be paid back at $.10 per share for the conversion of 3,220,120 Shares of the Company's Common Stock. None of the assignments amounted to any of the Assignees owing more than 4.99% of the outstanding securities of the Company. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt. On June 30, 2015, the Company recognized a loss of $107,816 on extinguishment of debt as a result of the transactions.

At September 30, 2015 and December 31, 2014, the contingent consideration payable was as follows:

	As of September 30,	As of December 31,
Contingent consideration due	2015	2014
Contingent consideration due	$2,000,000	$2,000,000
Less payments, net of refunds, to Director	(984,638)	(984,638)
Payment of exercise of warrants	(108,788)	(108,788)
Conversion of contingent consideration to common stock	(906,574)	(340,362)
	$0	$566,212

NOTE 7. LOAN PAYABLES – RELATED PARTY

On April 14, 2014, the Company entered into a Promissory Note dated April 15, 2014 (the "Note") with Stephen Frye, former Chief Executive Officer, President, CFO, and Director of the Company, for $13,500 with interest accruing at the rate of 12% per annum with an extended due date of December 31, 2015 ("Addendum One"). On June 15, 2015, the Company entered into Addendum Two ("Addendum Two"), which allowed the conversion of $15,206 (the principal and outstanding interest due under the Note) payable in Common Stock of the Company with the price per share being the closing price of the Company's stock as of the date of the Agreement. The fair value of the closing stock price was calculated, as of June 15, 2015, at $0.14, whereby the Note and accrued interest was converted into 108,614 shares of Restricted Common Stock of the Company to pay off the Note in full. As of September 30, 2015, loan payable to related party is $0.

The amounts due under the Myers – LOC at September 30, 2015 was $126,086. These amounts are unsecured and bear interest at 12% per annum. At September 30, 2015, accrued interest on these amounts was $31,404.

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC ("Baker Myers") to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, pursuant to GAAP ASC 805-50-30, the carrying value of the assets was recorded to the transaction being made by a related party as $587,564 and a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum. At September 30, 2015, the note balance and accrued interest was $587,564 and $79,360, respectively.

NOTE 8. PROMISSORY NOTE

In conjunction with the Equity Line as discussed in Note 14 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At September 30, 2015, the note balance and accrued interest was $50,000 and $849, respectively.

NOTE 9. RELATED PARTY CONVERTIBLE PROMISSORY NOTE

Baker Myers Convertible Note

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC ("Baker Myers") to acquire certain assets including, www.classifiedride.com, an online classified listing website whereprivate sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum to Baker Myers. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases from 8% per annum to 10% per annum. Pursuant to the terms of the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and nonassessable shares of Common Stock at the conversion price of $.05 per share with a trading limitation of 4.99% of the authorized common stock of the total shares outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At September 30, 2015, the note balance and accrued interest was $587,564 and $79,360, respectively.

NOTE 10. CONVERTIBLE PROMISSORY NOTES

Iconic Holdings, LLC

On March 16, 2015 (the "Effective Date"), the Company entered into a $120,000 Convertible Note with Iconic Holdings, LLC ("Iconic") with a Maturity Date of March 16, 2016. Under the terms of the Convertible Note, the Company received net proceeds of $100,000 with $10,000 being retained under an Original Issuance Discount ("OID") and $10,000 having been paid to Iconic as legal fees pertaining to the transaction. The convertible debenture bears a one-time interest charge of 10% assessed on the outstanding principal not repaid as of the 181th day from the effective date. Beginning on the 181th day from the Effective Date, the Company must seek permission from Iconic to repay the outstanding balance of the Note, and Iconic will have the right to convert any unpaid sums into common stock of the Company equal to 60% of the lowest trading price of the Company's common stock during the 20 consecutive trading days prior to the conversion. During the quarter ending September 30, 2015, the Company retired the note and paid a $15,000 interest fee on the date of retirement.

JSJ Investments Inc.

On June 11, 2015 the Company issued a 12% Convertible Note (the "JSJ Note") to JSJ Investments, Inc ("JSJ") in the principal amount of $100,000 (net $88,000 to the Company after payment of related legal and broker fees). The JSJ Note bears interest at the rate of 12% per annum, and is due December 11, 2015 (the "Maturity Date"). The JSJ Note has a redemption premium of 135% of the Principal if repaid within 90 and 120 days, which increases to a redemption premium of 145% if after the 120th day (the "Repayment Amount"). The Company must request permission from JSJ to pay the JSJ Note after the 120th day. At any time or times on or after the Maturity Date, the Holder is entitled to convert all of the outstanding and unpaid principal amount of the JSJ Note into fully paid and non-assessable shares of Common Stock of the Company at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. As of September 30, 2015, the balance outstanding on the JSJ Note was $100,000 and accrued interest was $3,682.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, "Derivatives and Hedging", the Company will recognize the fair value of the embedded conversion features as a derivative liability when the note becomes convertible on December 11, 2015.

LG Capital Funding, LLC

On June 16, 2015, the Company and LG Capital Funding, LLC ("LG") entered into a Securities Purchase Agreement under which we issued a convertible note in the principal amount of $52,500 (the "LG Note") due June 16, 2016 bearing interest at the rate of 6% per annum. After broker and legal fees, the Company netted $45,000. The LG Note is due and payable on June 16, 2016, with interest payable in shares of common stock. If the Company fails to repay the LG Note when due, or if other Events of Default there under apply, a default interest rate of 24% per annum will apply along with other breach provisions and related penalties contained in the note. The LG Note is convertible into shares of our common stock at a conversion price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 48% if there is DTC Chill placed on our shares of common stock. The Company may prepay in full the unpaid principal and interest on the LG Capital Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 140% of the then outstanding balance on the LG Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

Additionally, upon the occurrence of certain fundamental events as described in the LG Note, we are required to repay the LG Note at the request of the holder in an amount equal to 150% of the then balance. Further, such redemption must be closed and funded within three days of giving notice of redemption or the right to redeem shall be null and void. As of September 30, 2015, the outstanding balance of the note was $52,500 and accrued interest was $923.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, "Derivatives and Hedging", the Company will recognize the fair value of the embedded conversion features as a derivative liability when the LG note becomes convertible on December 16, 2015.

Adar Bays, LLC

On June 16, 2015, the Company and Adar Bays, LLC ("Adar") entered into a Securities Purchase Agreement under which we issued a convertible note in the principal amount of $52,500 (the "Adar Note") due June 16, 2016 bearing interest at the rate of 6% per annum. After broker and legal fees, the Company netted $45,000. The Adar Note is due and payable on June 16, 2016, with interest payable in shares of common stock. If the Company fails to repay the Adar Note when due, or if other Events of Default there under apply, a default interest rate of 24% per annum will apply along with other breach provisions and related penalties contained in the note. The Adar Note is convertible into shares of our common stock at conversion price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received, subject to reduction to 48% if there is DTC Chill placed on our shares of common stock. The Company may prepay in full the unpaid principal and interest on the Adar Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 140% of the then outstanding balance on the Adar Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. Additionally, upon the occurrence of certain fundamental events as described in the Adar Note, we are required to repay the note at the request of the holder in an amount equal to 150% of the then balance of the note. Further, such redemption must be closed and funded within three days of giving notice of redemption or the right to redeem shall be null and void. As of September 30, 2015, the outstanding balance of the note was $52,500 and accrued interest was $923.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, "Derivatives and Hedging", the Company will recognize the fair value of the embedded conversion features as a derivative liability when the Adar Note becomes convertible on December 16, 2015.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 were disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the "Note Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest").

The Note is convertible by EMA into shares of our common stock at any time ending on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of:

i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time.

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

As of September 30, 2015, the balance outstanding on the Note was $156,500 and accrued interest was $4,065.

The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, "Derivatives and Hedging", the Company will recognize the fair value of the embedded conversion features as a derivative liability when the note becomes convertible on January 14, 2016.

Birch First Capital Fund, LLC

On August 16, 2013, Birch First Capital Fund, LLC and/or Birch First Capital Management, LLC ("Birch First") filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement ("LOC") totaling $151,000. On November 18, 2013, Birch First brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit, which is still currently pending. On July 23, 2015 the Parties finalized the settlement agreements, which lead to the conclusion of Case 2013 CA 012838.

On July 23, 2015, the Company and Birch First Capital Fund LLC ("Birch First Capital"), a Delaware limited liability company and Birch First Advisors LLC, a Delaware limited liability company ("Birch Advisors"), executed a Settlement and Stipulation Agreement (the "Settlement Agreement") dated July 21, 2015, pursuant to which the parties dismissed, with no liability admitted or deemed to be admitted by any party, any and all claims that have been, or could have been, raised in the outstanding litigation between the parties (the "Litigation").

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement, the Company executed an amended and restated convertible debenture (the "Amended and Restated Note") dated July 21, 2015 in the total amount of $300,000 bearing two percent (2%) interest per annum for a period of two years for the benefit of Birch First Capital. Pursuant to the terms of the Amended and Restated Note, $75,000 of the principal balance would be immediately converted at $0.10 per share for a total of 750,000 shares of the Company's Common Stock issued within five (5) days from the date of execution of the Settlement Agreement. The remaining $225,000 in principal and interest of the Amended and Restated Note will be convertible on a quarterly basis in the amount of $37,500 into shares of the Company's Common Stock at a share price equal to the lesser of $0.10 per share, or fifty percent (50%) of the three (3) lowest intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment, under certain terms and conditions set forth in the Amended and Restated Note. The Company recognized and expensed non-cash settlement fees aggregating $85,842.

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the of the of the embedded conversion option at inception was determined to be $472,028 with the following assumptions: risk-free rate of interest of .711%, expected life of 2.0 years, expected stock price volatility of 175.371%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $472,028 exceeded the note and $225,000 was attributed to the note discount and one time interest expense of $247,028 recorded in the current period.

The parties agreed to amend certain parts of the Amended and Restated Note. As of September 30, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of September 30, 2015, the balance outstanding on the Note was $225,000, accrued interest was $1,151, and the derivative liability was $348,664.

Birch Advisors, LLC

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement referenced herein, the Company executed a new Consulting and Advisory Agreement (the "Agreement") dated July 21, 2015 with Birch Advisors, LLC ("Consultant") for a period of twenty-four (24) months to commence upon the execution date of the signed Agreement, payable in the form of a convertible debenture ("New Note") in the amount of $300,000 at two percent (2%) interest per annum for a period of two years. Pursuant to the Agreement, Consultant shall be paid $37,500 each quarter in the form of a reduction of the outstanding principal balance of the New Note, convertible into shares of the Company's Common Stock at a share price equal to the lesser of $0.10 per share or a twenty-five (25%) discount of the three (3) lowest intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment.

The Consultant will perform advisory and consultation services to the Company, including, but not limited to, assisting Company's management with general corporate operations, business development strategies, marketing and business plans, SEC compliance and advising the Company on other ad-hoc matters as appropriate. The parties agreed that either the Company or Consultant may request a quarterly review by a designated third party reviewer, whom shall determine if the Company has the right to terminate the Agreement earlier for non-performance by the Consultant. The Agreement also contains other customary and standard provisions.The convertible note liability will be recorded as the quarterly benchmarks are reached.

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the of the of the embedded conversion option at inception was determined to be $84,267 with the following assumptions: risk-free rate of interest of .711%, expected life of 1.69 years, expected stock price volatility of 170.599%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $84,267 exceeded the note and $72,267 was attributed to the note discount and one time interest expense of $12,000 recorded in the current period.

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of September 30, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the first three months for the period ended September 30, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At September 30, 2015, the principal, including accrued interest, derivative liability under the Note was $75,000, $1,151, and $69,534 respectively.

The fair market value of the derivative instruments liabilities at September 30, 2015 was determined to be $418,198 with the following assumptions: (1) risk free interest rate of 0.591% (2) remaining contractual life of 1.5 to 1.81years, (3) expected stock price volatility of 191.006% to 203.065%, and (4) expected dividend yield of zero. For the nine months ended September 30, 2015, the Company has recorded a gain on change in derivative instruments of $138,097,recorded a one-time interest expense charge of $259,028, and recorded debt discount to the note payable for $297,267 with remaining unamortized debt discount for $274,350.

	Derivative Liability as of December 31, 2014	Derivative Liability as of September 30, 2015

Convertible notes	$-	$418,198

NOTE 11. COMMITMENTS

Stock Compensation for investor relations services

On December 3, 2014, the Company entered into an Investor Relations Consulting Agreement (the "Agreement") with EraStar Inc. ("EraStar"). Under the terms of the Agreement, the Company had the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated on January 21, 2015 (the "Termination Date"). As a result of the ruling in favor of the Company by the independent referee, the entire Agreement was cancelled. As of September 30, 2015, the Company had not reached EraStar due to the passing of EraStar's Chairman. For the nine month period ended September 30, 2015, the Company expensed $772,594 of warrant expense and stock based compensation for investor relations' services, and $40,000 is accrued in accrued liabilities until a final settlement is reached.

NOTE 12. CAPITAL STOCK

Authorized

The Company is authorized to issue 250,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 500,000,000 shares of common stock, having a par value of $0.0001 per share.

Effective October 15, 2015, the Company Restated its Articles of Incorporation and Bylaws, and Equity Incentive Plan increasing the total number of shares of stock of all classes which we shall have authority to issue from 60,000,000 shares to 750,000,000 shares, of which the Common Stock, $0.0001 par value per share, was increased from 50,000,000 shares to 500,000,000 shares (hereinafter called "Common Stock") and of which the Preferred Stock, $0.0001 par value per share, was increased from 10,000,000 shares to 250,000,000 shares (hereinafter called "Preferred Stock").

Issued and Outstanding

Preferred Stock

At September 30, 2015, the Company there are no shares of preferred stock outstanding.

Common Stock

At September 30, 2015, the Company has 25,493,402 shares of common stock issued and outstanding.

During the nine months ended September 30, 2015, the Company issued 6,274,332 shares of common stock as follows:

On January 8, 2015, the Company sold 25,000 shares of Common Stock and received net proceeds of $25,000.

On January 30, 2015, the Company entered into a settlement with a creditor wherein an aggregate of $88,431 of debt was settled by the issuance of 87,212 shares of common stock. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as gain on extinguishment of debt aggregating $44,825.

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

On June 12, 2015 and June 15, 2015, the Company entered into note conversions pursuant to the Rocky Road note totaling $322,012 at $.10 per share for the conversion of 3,220,120 Shares of the Company's Common Stock, thereby eliminating the entire balance owed. Rocky Road Capital Inc. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt aggregating $152,520.

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the "Settlement Agreement") with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Settlement Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company closing price of the Company's stock as of June 15, 2015 ($.14 per share). The Settlement Agreement further stated Mr. Frye would be responsible for all taxes and signed a general release of any and all claims, known or unknown, against the Company. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

On June 15, 2015, the Company entered into Addendum Two ("Addendum Two") of the Promissory Note dated April 15, 2014 (the "Note") between the Company and Steven Frye. The Promissory Note dated April 15, 2015 was for the principle amount of $13,500 with 12% accrued interest. As of June 15, 2015, the principal and interest totaled $15,206 and was converted into 108,614 shares of Common Stock of the Company at $.14 per share, the fair value of the closing stock price calculated as of June 15, 2015. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

On July 14, 2015, the Company issued 100,000 restricted shares of Common Stock as a loan fee in connection with the Securities Purchase Agreement and 12% Convertible Note with EMA Financial, LLC at $0.20 per share, the fair value of the closing stock price calculated as of July 14, 2015.

On July 27, 2015, the Company issued 2,500 restricted shares via a notice of issuance of stock to an individual for his consulting services for the year ended December 31, 2013, at $0.10 per share, the fair value of the closing stock price calculated as of July 27, 2015.

Stock Awards and Options

We do not have outstanding stock awards or options to purchase shares of our common stock.

Warrants Issued for Services

The Company issued no warrants in the nine months ending September 30, 2015, and there were 2,307 warrants outstanding with a weighted average exercise price of $260 at September 30, 2015.

The following table summarizes the warrant activity for the nine months ended September 30, 2015:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2014	1,002,307	$259
Granted	—	$—
Exercised	—	—
Expired/Cancelled	(1,000,000)	(2)
Balance, September 30, 2015	2,307	$260
Exercisable at September 30, 2015	2,307	$260

The range of exercise prices and the weighted average exercise price and remaining weighted average life of the warrants outstanding at September 30, 2015 were $130 to 390.00, $260 and .25 years, respectively. The aggregate intrinsic value of the outstanding warrants at September 30, 2015 was $0.

NOTE 13. ACQUISITION

On April 4, 2015, the Company entered into a Securities Purchase Agreement (the "Agreement") and Promissory Note (the "Note") with H y H Investments, S.A. (the "Seller") for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter "EMBM") whose sole asset consists of a license to operate 80 gaming machines in two cities on the Honduras mainland and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The total purchase price for the acquisition was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the "Note"). Upon the signing of the Agreement and Note, the $100,000 funds in escrow were paid to the Seller under the terms of the Note. The Company owes no further obligation under the terms of the Note until April 6, 2016, at which time $900,000 is due to the Seller, payable in the form of cash or shares of common stock of the Company at the average closing price of the common stock of the Company for the five trading days immediately proceeding April 6, 2016. The remaining balance under the Note is payable up to $2,500,000 per year thereafter through March 31, 2021 by either cash payments or by a revenue-share of 25% of the net revenues received by EMBM during such time period. In the event that Seller has not received the full amount due on or before March 31, 2021, such amount due may be payable via the issuance of the Company's shares of common stock at the average closing price of the Company's common stock for the five trading days immediately preceding March 31, 2021. Beginning on or after April 17, 2017, payments tendered in the form of Company common stock may be repurchased by the Company given the Seller's approval with the purchase price being the value of the shares at the corresponding payment date. The Company is not obligated to re-purchase the shares. The Seller agreed to waive interest payments of 3.85% per annum, due in monthly installments, in exchange for a sub-license granting the Seller usage of twenty-five (25) machines in the municipality of Roatan.

On September 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM's operations. The Note was also amended to reflect the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 non-refundable deposit tendered on April 6, 2015. The business purpose for this amendment was to allow the Company the proper time to incorporate a Honduras corporation to be in compliance with the laws of the Republic of Honduras to effectively be able to transact business in that municipality. The good-faith non-refundable deposit permitted negotiation for a commitment at a later date. The Company will recognize the appropriate asset and liability when performance occurs on the effective date April 6, 2016.

NOTE 14. STOCKHOLDERS' EQUITY

Equity Purchase Agreement and Registration Agreement with Tarpon Bay Partners LLC

On July 14, 2015, we entered into an Equity Purchase Agreement (the "Purchase Agreement" or "Equity Line") and Registration Rights Agreement (the "Registration Agreement") with Tarpon Bay Partners LLC ("Tarpon") whereby Tarpon is obligated, providing the Company has met certain conditions, including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company's common stock at the rates set forth in the Purchase Agreement. As of September 30, 2015, the S-1 Registration Statement was filed, but is not yet effective.

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

The number of Shares sold to Tarpon shall not exceed the number of such Shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. The Purchase Agreement also contains other customary and standard provisions.

NOTE 15. SUBSEQUENT EVENT

Reverse Stock Split

Effective October 15, 2015, the Board of Directors under their sole discretion by Board Resolution and applicable FINRA requirements may initiate a 1:1,000 Reverse Split, the number of shares of capital stock issued and outstanding will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of a Reverse Split, divided by up to one thousand (1,000). Each fractional share shall be rounded up to the nearest whole share. There will be no change to the number of authorized shares of Common Stock and Preferred Stock as a result of a Reverse Split. With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to a Reverse Split will remain the same. It is not anticipated that the Company's financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company's business would materially change, solely as a result of a Reverse Split.

As of the date of the first Amendment to our S-1 Registration Statement, the Board of Directors has not initiated a Reverse Split.

Equity Incentive Plan

Effective October 15, 2015, the Company adopted the Equity Incentive Plan (the "Plan") whereby the Company may issue common stock, not to exceed 25,000,000 shares of common stock of the Company (the "Stock Award" or "Stock Awards"), or grant options to acquire common stock of the Company (the "Option" or "Options"), (the "Stock"), which may be in the form of Stock Awards, or "incentive stock options" ("ISOs") intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the "Code"), or "non-qualified stock options" ("NQSOs").

Pursuant to the Plan, the exercise price of stock awards or options granted under the plan which are designated as NQSO's shall not be less than 85% of the fair market value of the stock subject to the Option on the date of grant, and not less than 65% of the fair market value of the stock subject to the Stock Award on the date of grant. To the extent required by applicable laws, rules and regulations, the exercise price of a NQSO granted to any person who owns, directly or by attribution of stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or of any Subsidiary (a "Ten Percent Stockholder") shall in no event be less than 110% of the fair market value of the stock covered by the Stock Award or Option at the time the Stock Award or Option is granted.

Pursuant to the Plan, the exercise price of stock awards or options granted under the Plan which are designated as ISO's shall not be less than the fair market value of the stock covered by the stock award or option at the time the option is granted. The exercise price of an ISO granted to any Ten Percent Stockholder shall in no event be less than 110% of the fair market value.

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors.

Second Amendment to Securities Purchase Agreement with H y H Investments S.A.

Effective November 20, 2015, the Company signed a Second Amendment (the "Amendment") to the Securities Purchase Agreement (the "Agreement") with H y H Investments, S.A. (the "Seller") regarding the acquisition of the gaming license whereby the Company re-assigned the Agreement to Elite Holdings S.A., a wholly owned subsidiary owned by the Company on a jointly and severally liable basis with the Company so as to comply with the regulatory authority of the Republic of Honduras. The Amendment also removed any Required Approvals on part of the Seller to enter into the Agreement. The Amendment specifies that as long as the Company is current in its payment obligations, upon good faith payment, Purchaser shall have the right to operate gaming machines permitted under the license and proceed with the use of the license as owner of EMBM with full power and authority to contract, license, sub-license, loan, lease, enter into contract or any other business venture in which entitles Purchaser to the benefit of the license on behalf of the Corporation. The Amendment also clarified that the shares of EMBM would be assigned to Elite Holdings, S.A. after the full purchase price had been tendered to the Seller.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management's discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine-month period ended September 30, 2015. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Company's Approach to Management's Discussion of Financial Condition and Results of Operations

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

Executive Level Overview

Our business is focused mainly, but not limited to, the marketing and advertising sector whereby we develop software solutions for assets or ventures in which the Company "owns" and/or "controls," with "controls" being defined as being entitled to the gross revenues generated by the asset or venture. We customarily will create custom software applications designed to enhance our existing platforms such as the Carline Negotiator™ and the VIP Salesmen Directory developed for enhancing classifiedride.com. We believe that by owning or controlling (as defined above) such platforms will allow us to generate long-term revenues overtime and not be reliant on customer client contracts. For the last two years, we been have been focused on our online automotive platforms, and on April 4, 2015, entered into Securities Purchase Agreement (the "Agreement") to acquire a company which holds a gaming license which permits operation of three hundred and twenty (320) gaming machines in three specific locations in Honduras, including Roatan, the largest of the bay islands as further discussed below. As of September 30, 2015, the Company had not acquired the gaming license, but has begun the process of preparing for its use by April 6, 2015 by sending an on-site consultant to our first Strategic Vender Partner location as discussed further below.

Our business is reliant on capital and if we fail to generate such capital by means of equity, debt, or other arrangement, we will not be able to implement our business plan.

ClassifiedRide.com

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC ("Baker Myers LLC") to acquire the domain www.classifiedride.com, an online selling and buying platform for automotive markets ("ClassifedRide"). ClassifiedRide provides a classified listing platform where users can list their vehicle truck, boat (i.e. anything that has a motor) to the Company's website either by free or paid listing options. The main premise of the website is to aid the private seller in selling or trading their vehicle. The Company, in turn, then works as the community leader to establish relationships between buyers and sellers using social media platforms and consumer customer support incentives for the purpose of generating revenue from private sellers, dealerships, affiliate lead providers, and third party advertisers.

Autoglance

On January 15, 2014, the Company entered into an Asset Purchase Agreement with Baker Myers LLC for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively "Autoglance") for 765,000 shares the Company's common stock as consideration. Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. Autoglance currently has a provisional patent for this method of organizing and displaying vehicles. More specifically, Autoglance's invention groups vehicles of the same make and model in a market location to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The user can easily see hidden cars if he/she wishes by the click of a button.

Gaming Distributor Acquisition Overview

On April 4, 2015, the Company entered into a Agreement and Promissory Note (the "Note") with H y H Investments, S.A. (the "Seller") for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter "EMBM") whose sole asset consists of a license to operate 80 gaming machines in La Lima, 80 gaming machines in Trujillo, and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The Company entered into contract to acquire the shares of EMBM and not the license directly as the license is in the name of EMBM. The total purchase price for the license was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the "Note"). The Company tendered $100,000 as a non-refundable good-faith deposit under the terms of the Note that is applicable towards the purchase price which allows permitted use of EMBM's assets as long as we are in good standing in regards to our payments as further discussed below.

Pursuant to the first Amendment, the Company owes no further obligation under the terms of the Note until April 6, 2016, at which time $900,000 is due to the Seller, payable in the form of cash or shares of common stock of the Company at the option of the note holder. If the Seller elects to convert such payment or a portion of such payment into shares, the value of the shares will be assessed at the average closing price of the common stock of the Company for the five trading days immediately preceding April 6, 2016. If the Seller elects to receive cash, and we do not have the cash on hand to satisfy the obligation, pursuant to Section 4.3 of the Securities Purchase Agreement, the Seller has the right to terminate the entire Agreement, unwind the transaction and assume ownership of the EMBM shares if the Company is unable to negotiate an extension or alternate arrangement. The remaining balance under the Note is payable up to $2,500,000 per year thereafter through March 31, 2021 by either cash payments or by a revenue-share of 25% of the net revenues received by EMBM during such time period. In the event that Seller has not received the full amount due on or before March 31, 2021, such amount due may be payable via the issuance of the Company's shares at the average closing price of the Company's common stock for the five trading days immediately preceding March 31, 2021. Beginning on or after April 17, 2017, payments tendered in the Company's common stock may be repurchased by the Company given the Seller's approval. The Seller agreed to waive interest payments of 3.85% per annum, due in monthly installments, in exchange for a sub-license granting the Seller usage of twenty-five (25) machines in the municipality of Roatan.

On June 30, 2015, the Company amended the Note to reflect an effective date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000) which is due in either cash, stock, or 25% of the net revenues of EMBM's operations. The Note was also amended to reflect the current purchase price owed ($9,900,000) April 6, 2016, which deducts the $100,000 non-refundable deposit tendered on April 6, 2015. The business purpose for this amendment was to allow the Company the proper time to incorporate a Honduras corporation to be in compliance with the laws of the Republic of Honduras to effectively be able to transact business in that municipality.

The license permits operation and/or distribution of gaming machines at different locations as follows: Eighty (80) gaming machines in La Lima, Eighty (80) gaming machines in Trujillo, and One Hundred and Sixty (160) gaming machines in Roatan, the largest of the bay islands of Honduras.

We currently only have one strategic vendor partner as further discussed below and have not attempted or negotiated any sub-license arrangements.

Plan of Operations

Strategic Vendor Placement Agreement with Lands End Resort

On May 15, 2015, the Company entered into a Strategic Vendor Placement Agreement (the "Vendor Agreement") with Lands End, a resort in West End Village in Roatan. The Vendor Agreement permits us to place Twenty Five (25) gaming machines at Lands End on a revenue share agreement by which Lands End retains Six Percent (6%) of the net revenues from the operations of the gaming machines. The Company will pay the taxes and legal fees pertaining to these gaming machines. In addition, Lands End will be required to pay a licensing fee at the time the machines become operational equal to the lower of $1,000 per year or two percent (2%) of the net gaming revenue generated from each machine per month. At September 30, 2015, Lands End had not completed the construction developments needed to obtain its business permit to begin the operation of gaming machines and construction is still underway.

Operational Developments

As of July 7, 2015, the Company paid a consultant to travel to Lands End for six months to help us begin branding, conduct market research, research the creation of a legal entity, and assist Lands End in the necessary construction to receive their business permit to operate machines. As part of our Agreement, we agreed to furnish the consultant with a computer, pay travel expenses and $3,000 for six months worth of services. We have been monitoring our analytics and developments in regards to our automotive platforms, but have not conducted any recent developments as we determine the applicable strategies geared towards profitable revenues from these platforms.

Our ability to complete subsequent phases of our business will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves. Upon the effective date of April 6, 2015, we intend to purchase gaming machines and maintain those machines with an on-site consultant utilizing proceeds from our applicable agreements with Tarpon and potentially other financing arrangements to purchase gaming machines at an average of $1,200 per machine plus an addition $200-$300 for shipping. We anticipate starting with 25 machines pursuant to our agreement with Lands End. However, concerning our financing arrangements with Tarpon, our registration statement filed with the SEC is not yet effective and there is no assurance that it will ever be declared effective and we do not have the capital on hand to purchase machines at this time or fulfill our contractual obligations with the Seller if he elects to receive cash and not stock shares for the first payment due April 6, 2016.

Aside from the agreement with Tarpon, we do not have any future financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. In the absence of such financing, we will not be able to purchase gaming machines and/or continue our website platform development and our business plan will fail. Even if we are successful in obtaining equity financing to fund our ventures, there is no assurance that we will obtain the funding necessary to pay our creditors and note holders on a timely basis. If we do not continue to obtain additional financing or we are unable to complete this Offering, or file a new offering or amendment in furtherance of utilizing the entire proceeds of $5,000,000 pursuant to the Purchase Agreement, we may be forced to abandon our gaming operations.

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of $2,000,000 over the twelve month period beginning in the fourth quarter of 2015 on terms and conditions to be determined. Management may elect to seek subsequent interim or "bridge" financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

On July 14, 2015, we entered into an Equity Purchase Agreement (the "Purchase Agreement" or "Equity Line") and Registration Rights Agreement (the "Registration Agreement") with Tarpon Bay Partners LLC ("Tarpon") whereby Tarpon is obligated, providing the Company has met certain conditions, including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company's common stock at the rates set forth in the Purchase Agreement. The S-1 Registration Statement was filed on September 28, 2015, and has not yet been declared effective. If we cannot raise the required proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Management believes that a total of US $5,000,000 will be needed to execute the Company's business plan over the next three to five years. Management is of the opinion that we will not require additional funding based on revenues from future operations if we are able to utilize the full $5,000,000 in Put Shares pursuant to our Registration Agreement with Tarpon Bay Partners, LLC (See Note 14); however, it should be noted that our acquisition agreement requires an aggregate payment of $10,000,000 beginning with a $900,000 payment on April 6, 2015 as further discussed above and in Note 13. In addition, we were unable to register the full amount of shares required to utilize the full amount of our credit line and will have to either re-file or amend our S-1 to register additional securities, if and when the registration statement becomes effective.

Going Concern

As for the period ended September 30, 2015 and in their report for our December 31, 2014 Form 10-K, our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles ("GAAP") in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 3, Summary of Significant Accounting Policies to the Financial Statements contained in Item 1 of this document, certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

RESULTS FROM OPERATIONS

Results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues and Net (Loss) Profit

Our operating results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 are as follows:

	Three Months Ended September 30,
	2015	2014
Revenues	$—	$3,192
Operating and other expenses	(515,831)	97,602
Net (Loss) Profit	$(515,831)	$100,794

For the period ended September 30, 2015, no revenues were generated from the Company's efforts under their current business plan has all available resources focused on implementation and development of the hospitality segment. For the three-month period ended September 30, 2014, the Company generated $3,192 in revenue from classifiedride.com.

Operating Expenses and Other Expenses

Our operating expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 are as follows:

	Three Months Ended September 30,
	2015	2014
Consulting services	$79,000	$6,000
Investor relation services	31,822	—
Gain on extinguishment of debt	(571)	—
Project development costs	98	(164,999)
Gain on derivative instruments	(138,097)	—
Interest expense	312,889	30,074
Amortization of debt discount	22,917
Warrants issued for services	—	—
General and administrative expenses	121,931	31,323
Non-cash settlement charge	85,842	—
Total Operating and Other Expenses (Income)	$515,831	$(97,602)

The increase in consulting services in 2015 as compared 2014 is due to a non-cash payment in shares of common stock to a consultant aggregating $75,000 pursuant to a consulting agreement.

The increase in General and Administrative Expenses from 2015 from 2014 is primarily due to the hiring of the necessary consultants to assist in the Company's new business pursuits.

The decrease in project development costs from the quarter ended September 30, 2015 to the equivalent period in 2014 is primarily due to the Company's expansion into the gaming sector thereby reducing project activities relating to investigation and design of proto-type technologies that started in the fourth quarter of 2013.

The gain on derivative instruments incurred in the current period of measurement is associated with two convertible notes. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments and changes in the market price of our common stock, which is a component of the calculation model.

We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because

Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

The increase in interest expense is a result of increased financing facilities during the current period of measurement and the working capital funds utilized for implementing our revised business plan towards into the gaming sector.

The increase in general and administrative of $90,608 is mainly attributable to increased accounting related fees of $29,639, financing cost of $21,500 and legal fees of $39,075, which were partially attributable to out S-1 Registration Statement filing.

During the current period of measurement we also incurred a non-cash settlement charge of $85,842 in regards to the Birch First Capital Fund, LLC Settlement Agreement.

Results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Our operating results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 are as follows:

Revenues and Net Loss

	Nine Months Ended September 30,
	2015	2014
Revenues	$1,596	$12,621
Operating and other expenses (income)	2,443,382	(33,639)
Net (Loss)	$(2,440,190)	$46,260

During the nine-month period ended September 30 2015, there was a decrease in revenues due to the Company's shift of resources on implementation and development. For the nine-month period ended September 30, 2014, the Company generated $12,621 in revenue from classifiedride.com.

Operating Expenses and Other Expenses and (Income)

	Nine Months Ended September 30,
	2015	2014
Consulting services	$138,794	$38,500
Investor relation services	323,260	—
Project development costs	319	29,000
Interest Expense	368,356	67,170
Gain on derivative instruments	(138,097)	—
Amortization of debt discount	22,917	—
Loss (gain) on extinguishment of debt	958,700	(280,246)
Warrants issued for services	481,156	—
General and administrative expenses	202,135	111,937
Non-cash settlement charge	85,842	—
Total Operating and Other Expenses (Income)	$2,443,382	$(33,639)

The increase in consulting services from 2014 to 2015 is primarily due to the Company is due to a non-cash payment in shares of common stock to our former President and chief financial officer aggregating $54,794 pursuant to a separation agreement and a non-cash payment in shares of common stock to a consultant aggregating $75,000 pursuant to a consulting agreement.

The increase in payments for services from 2015 from 2014 is primarily due to the hiring of the necessary consultants to assist in the Company's new business pursuits.

The decrease in project development costs from 2015 to 2014 is primarily due to project activities related to development relating to investigation and design of proto-type technologies and web design of networks that started in the 2014 and was contingent upon external financing, which the Company did not receive. It is also attributable due to the Company's expansion into the gaming sector thereby reducing project activities and working capital funds being allocated to this segment of the revised business plan.

The increase in interest expense is a result of increased financing facilities during the current period of measurement and the working capital funds utilized for implementing our revised business plan into the gaming sector.

The gain on derivative instruments incurred in the current period of measurement is associated with two convertible notes. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments and changes in the market price of our common stock, which is a component of the calculation model.

We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because

Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

The loss on the extinguishment of debt is mainly attributable to the conversion and elimination of the contingent liability of $566,212 in our current period of measurement. The debt was converted at $0.10 per share and the non-cash loss resulted from the difference in the market price of the stock on the date of the conversion for the number of shares converted on that date.

Warrant costs applicable for warrants issued before the preceding nine months are a result of warrants issued to a consulting firm and amortized over the life of the warrant. The agreement with the firm was cancelled under the terms on the agreement on January 21, 2015 and the warrant was cancelled on April 1, 2015. The remaining prepaid expense was expensed.

The increase in general and administrative of $90,608 is mainly attributable to increased legal fees of $16,575, which was partially attributable to out S-1 Registration Statement filing; financing related costs of $61,500 and non-cash financial consulting of $28,750. During the current period of measurement we also incurred a non-cash settlement charge of $85,842 in regards to the Birch First Capital Fund, LLC Settlement Agreement.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company had cash on hand of $6,947 and $659, respectively. The Company had increased cash flow of $6,288 for nine months ended September 30, 2015 from proceeds received from the sale of stock, convertible notes and expense advances from a related party.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months. This capital will be needed for continued development of the Company's network strategy and gaming expansion.

We were able to secure an Equity Line in the amount of $5,000,000 with Tarpon Bay Partners, LLC, but we anticipate that the actual likelihood that we will be able to access the full $5,000,000 is low due to several factors, including that our ability to access the Equity Line is limited by share volume restrictions and impacted by our stock price. On September 28, 2015, we filed our S-1 Registration to register 5,000,000 shares. This registration statement is not yet effective. When and if our S-1 registration statement is deemed effective by the SEC, our equity line will continue to be limited and restricted if our share trading volume and/or market price of our stock continue at their current levels or decrease further in the future from the volume and stock prices reported over the past year.

No assurance can be given that the volume and/or market price of stock will increase (and/or not decline) from currentlevels to permit us to utilize the full amount of the Equity Line. Our trading volume for the last several months has been significantly low, with only sporadic trading. Our share price has fluctuated and fallen below our registration statement estimates. If we are unable to fully use the Equity Line we will need to find alternative sources of funding or we may need to scale back our operations until such time as we have sufficient revenue to support increased operations. We currently have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. We require additional working capital to fund our business and to cover our payroll and other operating expenses. We anticipate $2,000,000 would allow us to implement our business plan for the next twelve months. If we are unable to use our Equity Line there can be no assurance that alternative sources of funding will be available upon acceptable terms.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan.

	September 30,	December 31,
	2015	2014
Current assets	$25,288	$821,541
Current liabilities	(1,072,711)	(1,475,787)
Working capital deficit	$(1,047,423)	$(654,246)

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(252,269)	$(113,813)
Net cash used in investing activities	(100,000)	—
Net cash provided by financing activities	358,557	$112,500
Net increase (decrease) increase in cash	$6,288	$(1,571)

Net cash provided by investing activities for the period ended September 30, 2015 includes the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in the period ended September 30, 2015 is from the sale of common stock, funds provided from a related party, and proceeds from convertible notes. Net cash used in financing activities includes the proceeds of the convertible notes that were used to secure the gaming license, which provides for distribution rights in two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras. Net cash provided by operating activities for the period ended September 30, 2015 includes the stock compensation and warrants issued for investor relations services and the loss recorded on the extinguishment of debt pursuant to the contingent consideration payable.

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

We have no committed source for funds as of September 30, 2015. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $11,266,962 at September 30, 2015. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any commitments for material capital expenditures except for the non-refundable payment for the intangible asset license.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Rule 229.10(f) (1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, a misstatements due to error or fraud may occur and not be detected.

 Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management's evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Lawsuit Against EraStar, Inc.

On August 31, 2015, the Company filed suit against EraStar, Inc. in the Chancery Court of Davidson County in Tennessee claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, conversion, unjust enrichment, fraud and fraudulent misrepresentation, tortious interference with Contract, intentional misrepresentation, and violation of the Tennessee Consumer Protection Act, requesting injunctive and declaratory relief in addition to damages regarding EraStar's willful attempt to deposit Five Hundred Thousand (500,000) Shares of common stock of the Company in violation of the terms specifically negotiated pursuant to the Investor Relations and Consulting Agreement dated December 2, 2015. In the Complaint, the Company also asks for damages of $159,000. The Company's likelihood of success on the merits or any amount of recovery to be awarded and/or collected is undeterminable.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not issue any unregistered sales of equity securities for the period ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 27, 2015, our Board of Directors and shareholders holding a majority of the outstanding shares of our Common Stock approved an amendment and restatement of our Articles of Incorporation, (ii) an amendment and restatement of our bylaws, (iii) creation of an equity incentive plan and (iv) authorization for a reverse split ratio of up to 1:1,000 within a year from the date of effectiveness as determined by the Board of Directors (each referred to as an "Corporate Action" or collectively referred to as the "Corporate Actions"). The Corporate Actions were effective October 15, 2015 ("Effective Date").

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit

3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company's 8-K filed November 11, 2015 as Exhibit A of the Company's Definite 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company's 8-K filed November 11, 2015 as Exhibit B of the Company's Definite 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company's 8-K filed November 11, 2015 as Exhibit C of the Company's Definite 14C filed on September 23, 2015)
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company's 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company's Form 10-K, dated May 12, 2014)
10.30

Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company's 10-Q for the period ended September 30, 2014)

10.31

Restated Convertible Promissory Note between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company's 10-Q for the period ended September 30, 2014)

10.33

Promissory Note in the principal amount of $13,500 between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company's 10-Q for the period ended September 30, 2014)

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company's 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company's 8-K filed December 11, 2014)
10.38	Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 14, 2014)
10.39	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.40	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.41	Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company's 10-K for the period ended December 31, 2014)
10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company's 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company's 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company's 10-Q for the period ended March 31, 2015)

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)

10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended June 30, 2015)
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
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
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant's 8-K/A filed July 6, 2015)

10.62	Addendum 2 to the Promissory Note dated June 15, 2015 between the Company and Steven Frye (incorporated by reference as Exhibit 10.53 to the Registrant's 8-K/A filed July 6, 2015)
10.63

Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Registrant's 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Registrant's 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015)

10.65	Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015
10.66*	Strategic Vendor Placement Agreement by and between the Registrant and Lands End Resort dated May 15, 2015
10.67*	Consulting Contract between Elite Data Services, Inc. and Darryl Gomillion dated July 7, 2015
10.68*	Second Amendment to Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments dated November 20, 2015
10.8	Stock Warrant Agreement with Charles R. Cronin, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q, dated July 22, 2011)
21.1	List of Subsidiaries
31.1**	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101***	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2015 furnished in XBRL)

___________

* Filed herewith

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: November 23, 2015	By:	/s/ Charles Rimlinger
Charles Rimlinger
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stephen Antol
Stephen Antol
Chief Financial Officer (Principal Financial and Accounting Officer)

44