Form 10-K
period 2015-12-31
Elite Data Services, Inc.
filed 2016-09-27
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of  September 16, 16, the Company had 130,237,299 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K for the year ended December 31, 2015

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

Corporate Background

Elite Data Services, Inc., (“DEAC”), formerly Dynamic Energy Alliance Corporation (the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammathetics Corp. On November 4, 2013 the Board of Directors approved the proposal to change the name of the company from Dynamic Energy Alliance Corporation to Elite Data Services, Inc.

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company shifted its focus to the recoverable energy sector. In 2013, the Company transitioned its operations to offering web-based marketing services for the automotive industry through owned and operated online platforms. Further, in 2014, the Company acquired licensing and distribution rights to operate gaming machines in Honduras and Roatan.

Today, the Company is a technology driven management company which owns and operates online marketing and gaming businesses. The Company is currently comprised of two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

On August 26, 2016, the Company and the controlling shareholders of WOD Market LLC ("WOD"), a Colorado limited liability company (“WOD”), executed a definitive agreement (the "WOD Definitive Agreement"), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in WOD, a Colorado based provider of intelligent retail solutions for gym owners and coaches, in the form of three (3) separate closings, the first closing on the date of executions, the second closing on or before September 15, 2016, and the third and final closing on or before October 15, 2016, subject to certain terms and conditions more fully described under Subsequent Events in Item 12 herein.

Overview of Business and Operations

Online Marketing Platforms

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

On January 15, 2014, the Company entered into an Asset Purchase Agreement with Baker Myers LLC for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares the Company’s common stock as consideration. Autoglance is a search engine of used cars that prioritizes and compares inventory in individualized markets by displaying the best deals first while hiding listings that are older, more expensive, and have more mileage. Autoglance currently has a provisional patent for this method of organizing and displaying vehicles. More specifically, Autoglance’s invention group’s vehicles of the same make and model in a market location to determine the best price based on the market value of the vehicle. Vehicles that are deemed worse deals are hidden from the user. The user cans easily see hidden cars if he/she wishes by the click of a button.

On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company's ownership interest held in www.classifiedride.com, an online classified listing website (the "ClassifiedRide"), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the "ClassifiedRide Asset"), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company's ownership interest in Autoglance LLC, a Tennessee limited liability company (the "Autoglance"), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the "Autoglance Units"), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

Gaming Operations

On April 4, 2015, the Company entered into a Agreement and Promissory Note (the “Note”) with H y H Investments, S.A. (the “Seller”) for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) whose sole asset consists of a license to operate 80 gaming machines in La Lima, 80 gaming machines in Trujillo, and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The Company entered into contract to acquire the shares of EMBM and not the license directly as the license is in the name of EMBM. The total purchase price for the license was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the “Note”). The Company tendered $100,000 as a non-refundable good-faith deposit under the terms of the Note that is applicable towards the purchase price which allows permitted use of EMBM’s assets as long as we are in good standing in regards to our payments as further discussed below.

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

On May 20, 2016, the Company and H Y H Investments, S.A. ("HYHI") executed the Third Amendment to the Securities Purchase Agreement (the "Third Amendment"), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the "Original Purchase Agreement").

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the "Joint Venture") executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the "License") related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding").

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the "Total Consideration"), due and payable as follows:

(a) Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the "Original Amended Note"), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the "Amended and Restated Redeemable Note") to reflect the original issuance date of January 1, 2016 (the "Restated Issuance Date"), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the "New Principal Amount"), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

 (c) Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the "Revenue Share Plan") on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the "Minimum Licensing Fee Payments") in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the "Licensing Redeemable Note") for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the "Option") to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the "Option Payment"), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the "EMBM Assignment") of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the "Termination"), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

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

ITEM 2. PROPERTIES

The Company’s office address is located at 4447 N. Central Expressway Ste 110-135 Dallas, Texas 75205.

ITEM 3. LEGAL PROCEEDINGS

Lawsuit Against EraStar, Inc.

On August 31, 2015, the Company filed suit against EraStar, Inc. in the Chancery Court of Davidson County in Tennessee claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, conversion, unjust enrichment, fraud and fraudulent misrepresentation, tortuous interference with Contract, intentional misrepresentation, and violation of the Tennessee Consumer Protection Act, requesting injunctive and declaratory relief in addition to damages regarding EraStar’s willful attempt to deposit Five Hundred Thousand (500,000) Shares of common stock of the Company in violation of the terms specifically negotiated pursuant to the Investor Relations and Consulting Agreement dated December 2, 2015. In the Complaint, the Company also asks for damages of $159,000. At such time, the Company’s likelihood of success on the merits or any amount of recovery to be awarded and/or collected is undeterminable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter Bulletin Board (“OTCQ.BB) under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended December 31, 2015:
First Quarter	$2.30	$0.40
Second Quarter	$0.70	$0.12
Third Quarter	$0.25	$0.03
Fourth Quarter	$0.07	$0.002

Fiscal year ended December 31, 2014:
First Quarter	$0.00	$0.00
Second Quarter	$7.00	$0.00
Third Quarter	$7.50	$1.21
Fourth Quarter	$2.46	$1.11

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

As of September 16, 16 there are approximately 396 shareholders of record, including beneficial holders of the Company’s stock, with 130,237,299 shares outstanding of common stock.

Our transfer agent is Manhattan Transfer Registrar Company. Their mailing address is 531 Cardens Court, Erie, CO 80516.

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

Recent Sales of Unregistered Securities

On January 8, 2015, 25,000 shares were issued to an accredited investor as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $25,000. The securities were offered and sold to the investor in a private placement transaction. The use of proceeds went to pay Company expenses and outstanding invoices.

On January 29, 2015, the Company modified the terms of two convertible notes and entered into shares for liability settlement with a creditor on January 30, 2015, wherein an aggregate of $88,431 of debt was settled by the aggregate issuance of 88,431 shares of common stock. The estimated fair value of the common shares issued was used to measure and record the transaction with the difference between the conversion price and net fair value resulting from the debt modification was $166,580 and was recorded as a gain on extinguishment of debt.

During the year ended December 31, 2015, the Company entered into a note conversion agreements with Rocky Road Capital, Inc. to convert and aggregate of $566,212 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 5,662,120 shares of Common Stock (at $0.10 per share). The estimated fair value of the common shares issued was used to measure and record the transaction with the difference between the conversion price and fair value of $3,589,717 and was recorded as a loss on extinguishment of debt.

Effective July 1, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company valued at $0.14 per share, the fair value of the closing stock price calculated as of June 15, 2015... The Agreement further stated Mr. Frye would be responsible for all taxes and signed a general release of any and all claims, known or unknown, against the Company.

Effective July 1, 2015, the Company entered into Addendum Two (“Addendum Two”) of the Promissory Note dated April 15, 2014 (the “Note”) between the Company and Steven Frye. The Promissory Note dated April 15, 2015 was for the principle amount of $13,500 with 12% accrued interest. As of June 15, 2015, interest stopped accumulating leaving the total balance of $15,205.91 owed pursuant to the Note. This Addendum Two allows conversion of the principal balance of the Note and outstanding interest to be payable in 108,614 shares of Common Stock of the Company at the fair value of the closing stock price calculated as of June 15, 2015. Mr. Frye delivered the executed documents to the Company on July 1, 2015.

On July 14, 2015, the Company issued 100,000 restricted shares of Common Stock as a loan fee in connection with the Securities Purchase Agreement and 12% Convertible Note with EMA Financial, LLC (“EMA”) at $0.20 per share, the fair value of the closing stock on the date of issuance.

On July 27, 2015, the Company issued 2,500 restricted shares via a notice of issuance of stock to an individual for his consulting services for the year ended December 31, 2013, at $0.10 per share, the fair value of the closing stock on the date of issuance.

During the year ended December 31, 2015, the Company per the terms of a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc. (JSJ”) in the principal amount of $100,000, issued 1,254,199 shares of common stock to JSJ in satisfaction of $14,417 of the principal amount of convertible note payable.

During the year ended December 31, 2015, per the terms of a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500, issued, issued 333,372 shares of common stock to LG in satisfaction of principle reduction of $3,000 and accrued interest reduction of $94.

During the year ended December 31, 2015, per the terms of a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500, issued, issued 538,793 shares of common stock to LG in satisfaction of $5,000 of principle reduction.

Subsequent to our year ended December 31, 2015, and to the filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

The Company issued 16,964,364 shares of common stock to LG in satisfaction of principle and accrued interest reductions aggregating $7,541;

The Company issued 11,923,377 shares of common stock to Adar in satisfaction of principle reductions aggregating $32,713; and

The Company issued 29,554,020 shares of common stock to EMA in satisfaction of principle reductions aggregating $14,160.

Stock Purchase Warrants

The Company did not issue any warrants in 2015. On December 6, 2014, the Company granted and delivered to EraStar Inc. a warrant for 1,000,000 shares with a strike price of $2.00 per share with a one-year expiration date. The issuance of the warrant to EraStar Inc. is currently being disputed pursuant to the Company’s filed suit against EraStar, Inc. on August 31, 2015, as referenced hereinabove.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

Today, the Company is a technology driven management company which owns and operates online marketing and gaming businesses. The Company is currently comprised of two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

On August 26, 2016, the Company and the controlling shareholders of WOD Market LLC ("WOD"), a Colorado limited liability company (“WOD”), executed a definitive agreement (the "WOD Definitive Agreement"), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in WOD, a Colorado based provider of intelligent retail solutions for gym owners and coaches, in the form of three (3) separate closings, the first closing on the date of executions, the second closing on or before September 15, 2016, and the third and final closing on or before October 15, 2016, subject to certain terms and conditions more fully described under Subsequent Events in Item 12 herein.

Plan of Operations for 2016

The Company’s current plan of operations for the twelve months ending December 31, 2016 involves the continued development and growth of its online marketing and gaming businesses and to complete the closings on the WOD transaction.

During the year ending December 31, 2015, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. However, with additional funds, we anticipate the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues.

Separately, pursuant to the terms of the Joint Venture with HYHI, we intend to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG is responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding").

Separately, the Company intends to expand its operations in the four quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

WOD serves the fitness community by allowing coaches and trainers to focus on what’s important while athletes have access to the products they need to perform at their highest level. WOD aims to relieve gym owners and coaches of the burden of managing retail sales including upfront inventory purchases, ongoing inventory management, payments, marketing, etc. while also providing a service for members to have convenient access to products that help them perform better. WOD intends to forge a mutually beneficial relationship with each gym, customer and vendor to ensure the best possible experience.

Our ability to implement the phases of our business plan will be dependent on us obtaining the significant financing for these projects.

Going Concern

We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. In the absence of such financing, we will not be able to purchase gaming machines and/or continue our website platform development and our business plan will fail. Even if we are successful in obtaining equity financing to fund our ventures, there is no assurance that we will obtain the funding necessary to pay our creditors and note holders on a timely basis. If we do not continue to obtain additional financing, we may be forced to abandon our gaming operations. As a result, investors in our common stock would most likely lose all of their investments.

Results from Operations - For the year ended December 31, 2015 as compared to December 31, 2014.

Operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014
Revenue	$1,596	$15,015
Operating expenses	1,212,318	331,124
Other income (expense)	(3,830,522)	(2,041,356)
Net operating loss	$(5,041,244)	$(2,357,465)

Our net operating loss increased $2,683,779 for our year ended December 31, 2015 from our year ended December 31, 2014. During the year ended December 31, 2015 our operating expenses increased $881,194 from the year ended December 31, 2014. The increase in expenses was mainly comprised increases in non-cash investor relation services of $264,452; non-cash warrant cost increase of $481,156, and a non-cash increase in financing costs of $169,339. Our other income and (expense) increased $1,789,166 in the current year of measurement from the prior year of measurement. This increase was due to increases on the non-cash losses on the conversion of debt of $1,800,919; an increase of a non-cash loss on derivative instruments of $285,760; a non-cash increase loss on the settlement of debt of $85,842 and an increase in interest expense of $$205,686. The non-cash settlement charge of $$85,842 was regards to the Birch First Capital Fund, LLC Settlement Agreement. These increased losses were offset by a decrease in an impairment of intangible asset of $589,041 incurred in the prior year of measurement.

The loss on derivative instruments incurred in the current year of measurement is associated with three convertible notes. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the change in fair value for the embedded conversion feature of derivative financial instruments and changes in the market price of our common stock, which is a component of the calculation model. We use the Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments. Because Black-Scholes uses our stock price, changes in the stock price will result in volatility to the earnings in future periods as we continue to reflect the derivative financial instruments at fair values.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $1,730 and our working capital deficit was $1,431,119. In 2015, we generated revenues of $1,596 and a net loss of $5,041,244 as compared to 2014 revenues of $15,015 and a net loss of $2,357,465. The net loss for the current period of measurement is mainly comprised of non-cash expenses aggregating $4,760,617. As of December 31, 2015, we have a cumulative net loss of $13,866,420. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need $2,000,000 for operations for the next 12 months, and $5,000,000 for our overall development. This capital will be needed for continued development of the Company’s automotive platforms and gaming expansion.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending December 31, 2016 on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending December 31, 2015, the Company’s management entered into a series of convertible note transactions totaling $481,500 in principal, and an equity line of credit for up to USD $5,000,000.

Recent Funding Facilities

On March 16, 2015 (the “Effective Date”), we entered into a $120,000 Convertible Note with Iconic Holdings, LLC (“Iconic”) with a Maturity Date of March 16, 2016. Under the terms of the Convertible Note, the Company received net proceeds of $100,000 with $10,000 being retained under an Original Issuance Discount (“OID”) and $10,000 having been paid to Iconic as legal fees pertaining to the transaction. The convertible debenture bore a one-time interest charge of 10% assessed on the outstanding principal not repaid as of the 181th day from the effective date. During the quarter ending September 30, 2015, the Company retired the note by paying $135,000 in cash with a $15,000 interest fee on the date of retirement.

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

On June 16, 2015 (“Effective Date”), we entered into a securities purchase agreement with LG Capital Funding, LLC, (“LG Capital”) pursuant to which LG Capital agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by LG Capital. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239.

We entered into a securities purchase agreement dated as of June 16, 2015 (“Effective Date”) with Adar Bays, LLC, pursuant to which Adar agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by Adar. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787.

On July 14, 2015, (“Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 in our Company in exchange for a convertible promissory note that bears interest at 12% per annum. The Company netted cash proceeds of $135,000 after brokerage and legal fees additionally issuing EMA 100,000 shares of Common Stock of the Company as a loan fee. Six months after the effective date of the note, EMA can convert any unpaid balance of the note into common stock at either the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date or 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. The note became convertible on January 14, 2016. At the time of the filing of this Report, EMA has converted a total of $14,160 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $142,340.

On July 14, 2015, we entered into an Equity Purchase Agreement (the "Purchase Agreement" or “Equity Line”) and Registration Rights Agreement (the “Registration Agreement”) with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon is obligated, providing the Company has met certain conditions, including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company’s common stock at the rates set forth in the Purchase Agreement. The S-1 Registration Statement was filed on September 28, 2015. On May 17, 2016, the Company filed a letter with the Securities and Exchange Commission for the withdrawal of the Form S-1 registration statement filed on September 28, 2015 due to unfavorable market conditions.

On May 24, 2016, the Company and Tarpon Bay Partners LLC ("Tarpon") executed a Termination Agreement (the "Termination Agreement"), in which the parties agreed to cancel the original Equity Purchase Agreement (the "Original Purchase Agreement"), dated July 14, 2015 (except for the original Promissory Notes (the "Original Tarpon Note") which was amended and restated as set forth below), in the original amount of USD $50,000, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company's common stock.

In exchange for the Termination Agreement, the Company agreed to:

(a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the "Amended Tarpon Note"), in the principal amount of $50,000, at ten percent (10%) interest per annum commencing on July 14, 2015 (the "Effective Date"), to be due and payable to Tarpon by the Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company's common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein, and

(b) execute a new Equity Purchase Agreement (the "New Purchase Agreement"), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company's common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

Management believes that a total of at least US $5,000,000 will be needed to execute the Company’s business plan over the next three to five years, including the payments to HYHI on the Amended and Restated Note in the aggregate amount of USD $4,900,000. Management is of the opinion that we will not require additional funding based on revenues from future operations if we are able to utilize a total of at least $5,000,000 in Put Shares pursuant to a new Equity Purchase Agreement with Tarpon Bay Partners, LLC.

Cash Flows

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(219,860)	$117,155
Net cash used in investing activities	(100,000)	-
Net cash provided by financing activities	320,931	114,930
Net increase (decrease) in cash	$1,071	$(2,225)

Cash used in operating activities for year ended December 31, 2015 was primarily for expenses related to general operations and for Company incurred administrative expenses. Net cash used by investing activities in 2015 includes the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in 2015 is from the sale of common stock, funds provided from a related party, and proceeds from convertible notes. Net cash used in financing activities includes repayment of a convertible note and repayments on advances from a related party.

Going Concern

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

Management believes that we may generate more revenue within the next 12 months, but that these revenues will not satisfy our cash requirements to implement our current business plan, which is subject to change depending upon pending business opportunities and available financing.

Aside from the agreement with Tarpon we have no committed source for funds as of December 31, 2015 other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $13,866,420 at December 31, 2015. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

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

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Elite Data Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Data Services, Inc., formerly Dynamic Energy Alliance Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $ and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 16, 16

ELITE DATA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$1,730	$659
Prepaid expense	-	820,882
Total Current Assets	1,730	821,541

OTHER ASSET:
Deposit	100,000	-
Total Assets	$101,730	$821,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$251,527	$606,221
Line of credit payable	-	151,000
Loans from a related party	136,960	139,029
Loan payable	-	13,325
Contingent consideration payable	-	566,212
Derivative instrument liability	787,438	-
Note payable, net of discount of $50,000	-	-
Convertible notes payable, net of discounts of $194,659	256,924	-
Total Current Liabilities	1,432,849	1,475,787

LONG TERM DEBT:
Convertible note payable, net of discount of $175,445	49,555	-
Convertible Note payable, related party	587,564	587,564
Total Liabilities	2,069,968	2,063,351

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series A authorized; issued and outstanding 0, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 25,595,902 and 19,219,070, respectively	2,771	1,922
Additional paid-in capital	11,820,411	7,581,444
Subscription stock not issued	75,000	-
Deficit accumulated	(13,866,420)	(8,825,176)
Total Stockholders’ Deficit	(1,968,238)	(1,241,810)
Total Liabilities and Stockholders’ Deficit	$101,730	$821,541

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015	2014

REVENUES	$1,596	$15,015

OPERATING EXPENSES
Consulting services	63,794	43,840
Project development costs	319	29,139
Investor relations services	339,726	75,274
Warrants issued for services	481,156	-
General and administrative	327,323	182,871
Total Operating Expenses	1,212,318	331,124

LOSS FROM OPERATIONS	(1,210,722)	(316,109)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(3,162,367)	(1,361,448)
Impairment of intangible asset	-	(589,041)
Loss on derivative instruments	(285,760)	-
Settlement of debt	(85,842)	-
Interest expense - related party	(65,009)	(58,842)
Interest expense - other	(231,544)	(32,025)
Total Other Expense	(3,830,522)	(2,041,356)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,041,244)	(2,357,465)
PROVISION FOR INCOME TAX	-	-

NET LOSS	$(5,041,244)	$(2,357,465)

Basic and Diluted Per Share Data:
Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.14)

Weighted Average Common Shares Outstanding:
Basic and diluted	23,645,245	16,393,316

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2013	-	-	150,488	15	$155,000	$4,907,380	$(6,467,711)	$(1,403,316)
Rounding adjustment	-	-	38	-	-	-	-	-
Common stock issued for debt conversion	-	-	3,403,620	340	-	1,701,470	-	1,701,810
Common stock issued for services	-	-	750,000	75	-	374,925	-	375,000
Warrants issued	-	-	-	-	-	522,684	-	522,684
Shares issued for intangible assets	-	-	14,765,000	1,477	-	-	-	1,477
Subscription agreements exercised	-	-	150,000	15	(75,000)	74,985	-	-
Subscription agreements not exercised	-	-	-	-	(80,000)	-	-	(80,000)
Net loss for the year	-	-	-	-	-	-	(2,357,465)	(2,357,465)
Balance, December 31, 2014	-	$-	19,219,070	$1,922	$-	$7,581,444	$(8,825,176)	$(1,241,810)
Sale of common stock			25,000	3		24,997		25,000
Issuance of common stock for conversion of debt			7,986,810	797		4,141,491		4,142,288
Issuance of common stock for compensation			391,386	39		54,755		54,794
Issuance of common stock for fees			100,000	10		17,724		17,734
Subscription stock unissued	-	-	-	-	75,000	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(5,041,244)	(5,041,244)
Balance, December 31, 2015	-	$-	27,722,266	$2,771	$75,000	$11,820,411	$(13,866,420)	$(1,968,238)
_____________

(1)

On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) profit	$(5,041,244)	$(2,357,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	598,041
Loss on extinguishment of debt	3,162,367	1,361,448
Stock compensation for investor relations, consulting and finance costs	524,754	35,274
Warrants issued for services	481,156	41,528
Loss on derivative instruments	285,760	-
Non-cash interest expense	166,633	-
Non-cash settlement costs	85,842	-
Non-cash finance costs	54,105	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	60,767	213,019
Net cash used in operating activities	(219,860)	(117,155)

INVESTING ACTIVITY:
Deposit	(100,000)	-
Net cash used in investing activity	(100,000)	-

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	-
Proceeds from notes payable		13,325
Net proceeds from convertible promissory notes	413,000	-
Repayment to convertible promissory note	(115,000)	-
Payments to related party	(50,444)	-
Proceeds from related parties	48,375	101,605
Net cash received from financing activities	320,931	114,930

NET INCREASE (DECREASE) IN CASH	1,071	(2,225)
CASH BEGINNING OF YEAR	659	2,884
CASH END OF YEAR	$1,730	$659

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$15,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$-	$1,400
Issuance of common stock in connection with the purchase of Autoglance, LLC	$-	$77
Issuance of common stock for conversion of debt	$4,142,288	$1,701,810
Issuance of common stock for fees	$17,734	-
Issuance of common stock for consulting services	$54,794	$375,000
Note payable for the purchase of classifiedride.com	$-	$587,564

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

(Formerly DYNAMIC ENERGY ALLIANCE CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) business plan involves the continued development and growth of its online marketing and gaming businesses for the twelve months ending December 31, 2016.

During the year ending December 31, 2015, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. However, with additional funds, we anticipate the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues.

Separately, pursuant to the terms of the Joint Venture with HYHI, we intend to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG is responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding"). See Note 16.

Separately, the Company intends to expand its operations in the four quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

WOD serves the fitness community by allowing coaches and trainers to focus on what’s important while athletes have access to the products they need to perform at their highest level. WOD aims to relieve gym owners and coaches of the burden of managing retail sales including upfront inventory purchases, ongoing inventory management, payments, marketing, etc. while also providing a service for members to have convenient access to products that help them perform better. WOD intends to forge a mutually beneficial relationship with each gym, customer and vendor to ensure the best possible experience.

Our ability to complete subsequent phases of our business will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

NOTE 2. BASIS OF PRESENTATION AND GOING CONCERN

The Company has accumulated a deficit of $13,866,420 at December 31, 2015. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the year ended December 31, 2015 to ensure appropriate funding is on hand for its continued operations through convertible debentures and financing from a related party. Management’s plans include the raising of capital through the equity markets to fund future operations and pay debts and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2014 to conform to the current year presentation. These reclassifications impacted the classification of certain items within the Statement of Operations and the reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. For the test performed December 31, 2014 an impairment loss of $589,041 was been charged to intangible assets since the fair value is less than the carrying amount as of the year end. For the year ended December 31, 2015, the Company did not have any long-lived intangible assets to be tested for impairments that had not previously been impaired in the subsequent year.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the years ended December 31, 2015 and 2014, total development costs amounted to $319 and $29,139, respectively. At December 31, 2015 and 2014, the Company had no deferred product development costs.

Cash

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At December 31, 2015 and 2014, the Company had no cash equivalents.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Business combinations

Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company are not the primary beneficiary but where the Company have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company record the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

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

The Company does not have any unrecognized tax benefits as of December 31, 2015 and 2014 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2015 and 2014.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. Company has elected to adopt ASU No. 2015-03 as of December 31, 2015 and has no material impact on the financial statements.

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

In November 2015 the FASB issued Accounting Standards Update (ASU) 2015-17, “Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes” which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued. The Company has adopted this ASU at December 31, 2015, which has no material impact on the Company’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4. DEPOSIT FOR PURCHASE OF LICENSE (JOINT VENTURE PAYMENT)

On April 4, 2015, the Company instructed the escrow agent to deliver $100,000 as a deposit in good faith pursuant to the Securities Purchase Agreement dated April 4, 2015 (the “SPA”) and Promissory Note dated April 6, 2015 (the “Note”) to acquire all of the capital stock of El Mar Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) a Honduras corporation, whose sole assets consist of a Honduras gaming license for EMBM’s use, which permits the operation of Eighty (80) gaming machines in Trujillo, Eighty (80) gaming machines in La Lima, and One Hundred and Sixty (160) gaming machines in Roatan, the largest of Honduras’s bay islands, for a total purchase price of $10,000,000. On September 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM’s operations at the seller’s option, and the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 deposit tendered on April 4, 2015 as referenced herein. The business purpose for the amendment was to allow the Company the proper time to incorporate a Honduras corporation in compliance with the laws of the Republic of Honduras to own the securities of EMBM and effectively be able to transact business in that municipality. The good-faith non-refundable deposit permitted negotiation for a commitment at a later date, which the Company will recognize upon the effective date of April 6, 2016.

On May 20, 2016, the Company and H Y H Investments, S.A. ("HYHI") executed the Third Amendment to the Securities Purchase Agreement (the "Third Amendment"), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the "Original Purchase Agreement").Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the "Joint Venture") executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the "Total Consideration"), including, but not limited to a convertible note, a revenue share plan, and an initial amount of $100,000, which was paid in the Original Purchase Agreement, as amended, and is the same $100,000 deposit described in this Note 4.

NOTE 5. RELATED PARTY TRANSACTIONS

Myers - LOC

The principle amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2015 and 2014 was $136,960 and $139,029, respectively, represents an unsecured promissory note and addendums (“Myers - LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers - LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers - LOC as of December 31, 2015 and 2014 was $35,309 and $18,562, respectively.

On May 18, 2016, the Company and Sarah Myers, an individual (and also the President, Chief Operating Officer and Director of the Company) ("Myers") executed the Sixth Amendment to the Line of Credit Agreement (the "Sixth Amendment"), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of Revolving Line of Credit Agreement (the "Original LOC Agreement") dated September 1, 2013, as amended, up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the "Original Myers Note") dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the "Original Agreements"), whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the "Amended and Restated Note") in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the "Effective Date"), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a "Maturity Date"), convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

January 13, 2014 Agreement - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and nonassessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At December 31, 2015, the note balance and accrued interest was $587,487 and $92,465, respectively.

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

On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company's ownership interest held in www.classifiedride.com, an online classified listing website (the "ClassifiedRide"), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the "ClassifiedRide Asset"), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company's ownership interest in Autoglance LLC, a Tennessee limited liability company (the "Autoglance"), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the "Autoglance Units"), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

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

During the year ended December 31, 2015, the Company eliminated the remaining balance due and payable by conversion of the Note at $0.10 per share. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt. For the year ended December 31, 2015 and 2014, the Company recognized a net loss on extinguishment of debt as a result of the transactions of $3,589,717 and $1,361,448, respectively.

Components of the contingent consideration transactions are as follows:

	For the Years Ended December 31,
	2015	2014
Contingent consideration due	$2,000,000	$2,000,000
Contingent consideration due	(984,638)	(984,638)
Less payments, net of refunds, to Director	(108,788)	(108,788)
Payment of exercise of warrants	(906,574)	(340,362)
Conversion of contingent consideration to common stock	$0	$566,212

NOTE 7. PAYABLE - RELATED PARTY

On April 14, 2014, the Company entered into a Promissory Note dated April 15, 2014 (the “Note”) with Stephen Frye, former Chief Executive Officer, President, CFO, and Director of the Company, for $13,500 with interest accruing at the rate of 12% per annum with an extended due date of December 31, 2015 (“Addendum One”). On June 15, 2015, the Company entered into Addendum Two (“Addendum Two”), which allowed the conversion of $15,206 (the principal and outstanding interest due under the Note) payable in Common Stock of the Company with the price per share being the closing price of the Company’s stock as of the date of the Agreement. The fair value of the closing stock price was calculated, as of June 15, 2015, at $0.14, whereby the Note and accrued interest was converted into 108,614 shares of Restricted Common Stock of the Company to pay off the Note in full.

The amounts due under the Myers - LOC at December 31, 2015 and 2014, was $136,960 and $139,029, respectively. These amounts are unsecured and bear interest at 12% per annum. At December 31, 2015 and 2014, accrued interest on these amounts was $35,309 and $18,562, respectively.

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, pursuant to GAAP ASC 805-50-30, the carrying value of the assets was recorded to the transaction being made by a related party as $587,564 and a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum. At December 31, 2015, the note balance and accrued interest was $587,564 and $92,465, respectively.

NOTE 8. PROMISSORY NOTE

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At December 31, 2015, the note balance and accrued interest was $50,000 and $2,110, respectively, and the note discount balance was $50,000.

On May 24, 2016, the Company and Tarpon Bay Partners LLC ("Tarpon") executed a Termination Agreement (the "Termination Agreement"), in which the parties agreed to cancel the original Equity Purchase Agreement (the "Original Purchase Agreement"), dated July 14, 2015 (except for the original Promissory Notes (the "Original Tarpon Note") which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company's common stock,

In exchange for the Termination Agreement, the Company agreed to (a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the "Amended Tarpon Note"), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the "Effective Date"), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company's common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and (b) execute a new Equity Purchase Agreement (the "New Purchase Agreement"), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company's common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

NOTE 9. RELATED PARTY CONVERTIBLE PROMISSORY NOTE

Baker Myers Convertible Note

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum to Baker Myers. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases from 8% per annum to 10% per annum. Pursuant to the terms of the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and nonassessable shares of Common Stock at the conversion price of $.05 per share with a trading limitation of 4.99% of the authorized common stock of the total shares outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. The outstanding principle and accrued interest at December 31, 2015 was $587,564 and $92,465, respectively.

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,952 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein .

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

JSJ Investments Inc.

On June 11, 2015 the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. On December 29, 2015, the Company issued 333,372 shares of common stock to LG in satisfaction of $3,000.00 principal amounts and $94 in accrued interest of convertible notes payable. As of December 31, 2015, the balances outstanding on the LG Note were principle of $49,500, accrued interest was $1,622 and the note discount was $48,637. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. On December 22, 2016, the Company issued 538,793 shares of common stock to Adar in satisfaction of $5,000.00 principal amounts of convertible notes payable. As of December 31, 2015, the balances outstanding on the Adar Note were principle of $47,500, accrued interest was $1,709 and the loan discount was $46,637. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of December 31, 2015, the balance outstanding on the Note was $156,500, accrued interest was $8,798 and the loan discount was $11,663. At the time of the filing of this Report, EMA has converted a total of $14,160 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $142,340.

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

On July 23, 2015, the Company and Birch First Capital Fund LLC (“Birch First Capital”), a Delaware limited liability company and Birch First Advisors LLC, a Delaware limited liability company (“Birch Advisors”), executed a Settlement and Stipulation Agreement (the “Settlement Agreement”) dated July 21, 2015, pursuant to which the parties dismissed, with no liability admitted or deemed to be admitted by any party, any and all claims that have been, or could have been, raised in the outstanding litigation between the parties (the “Litigation”).

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement, the Company executed an amended and restated convertible debenture (the “Amended and Restated Note”) dated July 21, 2015 in the total amount of $300,000 bearing two percent (2%) interest per annum for a period of two years for the benefit of Birch First Capital. Pursuant to the terms of the Amended and Restated Note, $75,000 of the principal balance would be immediately converted at $0.10 per share for a total of 750,000 shares of the Company’s Common Stock issued within five (5) days from the date of execution of the Settlement Agreement. The remaining $225,000 in principal and interest of the Amended and Restated Note will be convertible on a quarterly basis in the amount of $37,500 into shares of the Company’s Common Stock at a share price equal to the lesser of $0.10 per share, or fifty percent (50%) of the three (3) lowest intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment, under certain terms and conditions set forth in the Amended and Restated Note. The Company recognized and expensed non-cash settlement fees aggregating $85,842.

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the of the of the embedded conversion option at inception was determined to be $472,028 with the following assumptions: risk-free rate of interest of .711%, expected life of 2.0 years, expected stock price volatility of 175.371%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $472,028 exceeded the note and $225,000 was attributed to the note discount and $247,028 to a one day derivative loss.

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of December 31, 2015, the balance outstanding on the Note was $225,000, accrued interest was $2,663 and the discount was $175,445.

Birch Advisors, LLC

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement referenced herein, the Company executed a new Consulting and Advisory Agreement (the “Agreement”) dated July 21, 2015 with Birch Advisors, LLC (“Consultant”) for a period of twenty-four (24) months to commence upon the execution date of the signed Agreement, payable in the form of a convertible debenture (“New Note”) in the amount of $300,000 at two percent (2%) interest per annum for a period of two years. Pursuant to the Agreement, Consultant shall be paid $37,500 each quarter in the form of a reduction of the outstanding principal balance of the New Note, convertible into shares of the Company’s Common Stock at a share price equal to the lesser of $0.10 per share or a twenty-five (25%) discount of the three (3) lowest intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interested due and payable in the final payment.

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

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the of the of the embedded conversion option at inception was determined to be $84,267 with the following assumptions: risk-free rate of interest of .711%, expected life of 1.69 years, expected stock price volatility of 170.599%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $84,267 and exceeded the note and $72,267 was attributed to the note discount and $12,000 was recorded one day derivative loss.

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015 the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At December 31, 2015, the principal and accrued interest under the Note was $112,500, $2,663, respectively and the note discount was $87,722.

The components of the convertible notes payable discussed in Note 10 at December 31, 2015 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion	$451,583	$194,659	$256,924
Convertible notes, long term portion	225,000	175,445	49,555
	$676,583	$370,104	$306,479

On May 18, 2016, the Company and Birch First Capital Fund LLC ("Birch First Capital") and Birch First Advisors LLC ("Birch Advisors") executed the First Amendment to the Settlement Agreement (the "First Amendment"), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the "Original Amended Note") in the original amount of USD $300,000 (the "Original Amended Note Amount"), the convertible debenture (the "Original New Note") in the original amount of USD $300,000 (the "Original New Note Amount") and the original consulting agreement (the "Original Consulting Agreement") dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No.1") in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year "cashless" stock purchase warrant (the "Warrant No.1") for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No. 2") in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement") on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year "cashless" stock purchase warrant (the "Warrant No.2") for the right to purchase up to 1,000,000 shares of common stock of the Company (the "Common Warrant Shares") each month a strike price of $0.001 per share (the "Exercise Price"), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the "Assigned Note") between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital. In addition, each of the agreements contains customary representations and warranties provisions.

NOTE 11. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2015, was determined to be $787,438 with the following assumptions: (1) risk free interest rate of 0.14% to 0.878%, (2) remaining contractual life of 0.01 to 1.561years, (3) expected stock price volatility of 107.16% to 322.577%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the year ended December 31, 2015, of $285,760 and a corresponding increase in the derivative instruments liability.

	Derivative	Derivative	Loss for
	Liability as of	Liability as of	year ended
	December 31, 2014	December 31, 2015	December 31, 2015

Warrants	$-	$787,438	$787,438
Amount allocated to note discounts at inception			501,678
Loss for year ended December 31, 2015			$285,760

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 12. COMMITMENTS

Stock Compensation for investor relations services

On December 3, 2014, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with EraStar Inc. (“EraStar”). Under the terms of the Agreement, the Company had the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated on January 21, 2015 (the “Termination Date”). As a result of the ruling in favor of the Company by the independent referee, the entire Agreement was cancelled. For the twelve month period ended December 31, 2015, the Company expensed $772,594 of warrant expense and stock based compensation for investor relations’ services.

NOTE 13. FAIR VALUE MEASUREMENT

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

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company's financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company's common stock, and are classified within Level 3 of the valuation hierarchy.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$787,438	$787,438

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

As of December 31, 2015, the Company had a derivative liability amount of $787,438 which was classified as a Level 3 financial instrument.

NOTE 14. EQUITY INCENTIVE PLAN

Effective October 15, 2015, the Company adopted the Equity Incentive Plan (the “Plan”) whereby the Company may issue common stock, not to exceed 25,000,000 shares of common stock of the Company (the “Stock Award” or “Stock Awards”), or grant options to acquire common stock of the Company (the “Option” or “Options”), (the “Stock”), which may be in the form of Stock Awards, or “incentive stock options” (“ISOs”) intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”), or “non-qualified stock options” (“NQSOs”).

Pursuant to the Plan, the exercise price of stock awards or options granted under the plan which are designated as NQSO’s shall not be less than 85% of the fair market value of the stock subject to the Option on the date of grant, and not less than 65% of the fair market value of the stock subject to the Stock Award on the date of grant. To the extent required by applicable laws, rules and regulations, the exercise price of a NQSO granted to any person who owns, directly or by attribution of stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or of any Subsidiary (a “Ten Percent Stockholder”) shall in no event be less than 110% of the fair market value of the stock covered by the Stock Award or Option at the time the Stock Award or Option is granted.

Pursuant to the Plan, the exercise price of stock awards or options granted under the Plan which are designated as ISO’s shall not be less than the fair market value of the stock covered by the stock award or option at the time the option is granted. The exercise price of an ISO granted to any Ten Percent Stockholder shall in no event be less than 110% of the fair market value.

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at December 31, 2015.

NOTE 15. STOCKHOLDERS’ EQUITY

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

On May 24, 2016, the Company and Tarpon Bay Partners LLC ("Tarpon") executed a Termination Agreement (the "Termination Agreement"), in which the parties agreed to cancel the original Equity Purchase Agreement (the "Original Purchase Agreement"), dated July 14, 2015 (except for the original Promissory Notes (the "Original Tarpon Note") which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company's common stock.

In exchange for the Termination Agreement, the Company agreed to: (a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the "Amended Tarpon Note"), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the "Effective Date"), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company's common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and (b) execute a new Equity Purchase Agreement (the "New Purchase Agreement"), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company's common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

Issued and Outstanding

Preferred Stock

At December 31, 2015, the Company there is no shares of preferred stock outstanding.

On May 18, 2016, the Company issued a total of 2,000,000 shares of Series B Preferred Stock to two (2) separate parties in the amount of 1,000,000 shares each to Ricketts and Antol, respectively, pursuant to the executed Ricketts Subscription Agreement and Antol Subscription Agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investor s as defined in Rule 501 of Regulation D.

Common Stock

At December 31, 2015, the Company has 27,722,266 shares of common stock issued and outstanding.

During the twelve months ended December 31, 2015, the Company issued 8,503,196 shares of common stock as follows:

On January 8, 2015, the Company sold 25,000 shares of Common Stock and received net proceeds of $25,000.

On January 29, 2015, the Company modified the terms of two convertible notes and entered into shares for liability settlement with a creditor on January 30, 2015, wherein an aggregate of $88,431 of debt was settled by the aggregate issuance of 88,431 shares of common stock. The estimated fair value of the common shares issued was used to measure and record the transaction with the difference between the conversion price and net fair value resulting from the debt modification was $166,580 and was recorded as a gain on extinguishment of debt.

During the year ended December 31, 2015, the Company entered into a note conversion agreements with Rocky Road Capital, Inc. to convert and aggregate of $566,212 of the principal balance, which was due to a former director and subsequently assigned to Rocky Road Capital, Inc., into 5,662,120 shares of Common Stock (at $0.10 per share). The estimated fair value of the common shares issued was used to measure and record the transaction with the difference between the conversion price and fair value of $3,589,717 and was recorded as a loss on extinguishment of debt.

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

On December 15, 2015, the Company issued 1,254,199 shares to JSJ Investments, Inc. (“JSJ”) for a reduction in principal of $14,417.02 on their 12% convertible note. The conversion price of $0.011495 per share pursuant to the conversion terms of the note. The JSJ Note was convertible into common stock of the Company on December 11, 2015 (the “Maturity Date”) with the conversion rate a being 55% of the lowest trading price during the previous twenty days before the conversion noticed was submitted.

On December 22, 2015, the Company issued 538,793 shares to Adar Bays, LLC (“Adar”) for a reduction of $5,000.00 in principal of the 6% convertible note (“Adar Note”) dated June 16, 2015 (“Effective Date”. The conversion price was $0.00928 per share. The Note is convertible into common stock of the Company six months from the Effective Date with the conversion rate being a 58% of the lowest trading price during the previous ten days before the conversion noticed was submitted.

On December 29, 2015, the Company issued 333,372 shares to LG Capital Funding, LLC, (“LG”) equivalent to $3,000.00 in principal and $93.70 in accrued interest of the 6% convertible note (“LG Note”) dated June 16, 2015 (“Effective Date”), reducing the principal balance of $52,500 to $49,500 at a conversion price of $0.00928 per share. With a maturity date of June 16, 2016, the Note was convertible into common stock of the Company six months from the Effective Date with the conversion rate being a 58% of the lowest trading price during the previous ten days before the conversion noticed was submitted.

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

As a condition of the execution of WOD Definitive Agreement, as described more fully under Subsequent Events in Item 12 herein, on August 26, 2016, our Board of Directors approved a Reverse Split of the Company’s Common Stock at a ratio of 1:1,000, pursuant to the prior approval effective as of October 15, 2015.

As of August 26, 2016 (the "Record Date"), the Company had 130,237,299 shares of Common Stock issued and outstanding out of 500,000,000 authorized shares of Common Stock and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding out of 50,000,000 authorized shares of Series B Convertible Preferred Stock.

Holders of record of the Common Stock and Series B Convertible Preferred Stock at the close of business on the Record Date were entitled to participate in the written consent of our shareholders. Each share Common Stock was entitled to one vote and each share of Series B Convertible Preferred Stock was entitled to vote 1:1,000 to each share of Common Stock.

REVERSE SPLIT

At the effective time of the Reverse Split, all of the outstanding shares of our outstanding Common Stock were automatically converted into a smaller number of shares, at the reverse split ratio of 1:1,000.

THE REASONS FOR THE REVERSE SPLIT

The Reverse Split was intended to reduce the number of outstanding shares in an effort to increase the market value of the remaining outstanding shares. In approving the Reverse Split, the Directors considered that the Company's Common Stock may not appeal to brokerage firms that are reluctant to recommend lower priced securities to their clients. Investors may also be dissuaded from purchasing lower priced stocks because the brokerage commissions, as a percentage of the total transaction, tend to be higher for such stocks. Moreover, the analysts at many brokerage firms do not monitor the trading activity or otherwise provide coverage of lower priced stocks. The Directors also believed that most investment funds are reluctant to invest in lower priced stocks.

However, the effect of the Reverse Split upon the market price for the Company's Common Stock cannot be predicted with certainty, and the history of similar stock split combinations for companies in like circumstances is varied. There can be no assurance that the market price per share of the Company's Common Stock after the Reverse Split will rise in proportion to the reduction in the number of shares of Common Stock outstanding resulting from the Reverse Split. The market price of the Company's Common Stock may also be based on its performance and other factors, some of which may be unrelated to the number of shares outstanding.

POTENTIAL RISKS OF THE REVERSE SPLIT

There can be no assurance that the bid price of the Company's Common Stock will continue at a level in proportion to the reduction in the number of outstanding shares resulting from the Reverse Split, that the Reverse Split will result in a per share price that will increase its ability to attract employees and other service providers or that the market price of the post-split Common Stock can be maintained. The market price of the Company's Common Stock is also based on its financial performance, market condition, the market perception of its future prospects and the Company's industry as a whole, as well as other factors, many of which are unrelated to the number of shares outstanding. If the market price of the Company's Common Stock declines after the Reverse Split, the percentage decline as an absolute number and as a percentage of the Company's overall capitalization may be greater than would occur in the absence of a Reverse Split.

POTENTIAL EFFECTS OF THE REVERSE SPLIT

For each holder of Common Stock, the number of shares held was reduced by the Reverse Split as follows: the number of shares held before the Reverse Split was divided by 1,000, and if the result had a fractional component, the result is that cash will be given in lieu of any fractional shares. By way of example, a shareholder with 100,000 shares of Common Stock before the Reverse Split will hold 100 shares of Common Stock upon completion of the Reverse Split and will receive cash in lieu of the fractional remaining share.

The issuance of cash in lieu of fractional shares will effect a small change in the relative percent ownership of the respective common shareholders. This change is not expected to be material.

Accounting Matters. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share after the Reverse Split. Also the capital account of the Company remained unchanged, and the Company does not anticipate that any other accounting consequences would arise as a result of the Reverse Split.

Effect on Authorized and Outstanding Shares. Based on the stockholdings at August 26, 2013, there were 130,237,299 shares of Common Stock issued and outstanding. As a result of the Reverse Split, the number of shares of capital stock issued and outstanding (as well as the number of shares of Common Stock underlying any options, warrants, convertible debt or other derivative securities) was reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of the Reverse Split, divided by one thousand (1,000), minus any shares that were eliminated with cash in lieu of fractional shares.

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to the Reverse Split remained the same. It is not anticipated that the Company's financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company's business would materially change, solely as a result of the Reverse Split. The Reverse Split was effectuated simultaneously for all of the Company's Common Stock and the exchange ratio was the same for all shares of the Company's Common Stock. The Reverse Split affected all of our shareholders uniformly and did not affect any shareholder's percentage ownership interests in the Company or proportionate voting power, except to the extent caused by the exchange of cash in lieu of fractional shares. The Reverse Split did not alter the respective voting rights and other rights of shareholders.

The Reverse Split was not intended as, and will not have the effect of, a "going private transaction" covered by Rule 13e-3 under the Exchange Act.

As a result of the Reverse Split, there was a reduction in the number of shares of Common Stock issued and outstanding and no change to the number of authorized shares of the Company’s Common Stock under the Company’s Articles of Incorporation, as amended. Because the number of issued and outstanding shares of Common Stock decreased, the number of shares of Common Stock remaining available for issuance in the future increased.

EFFECTIVENESS OF THE REVERSE SPLIT

Exchange of Certificates After Split. It will not be necessary for stockholders to exchange their old certificates. However, those stockholders who wish to obtain new certificates should contact the transfer agent, Manhattan Transfer Registrar Company, 57 Eastwood Road, Miller Place, NY 11764, Phone: (631) 928-7655.

Tax Impact of the Reverse Split. The following discussion summarizing material federal income tax consequences of the Reverse Split is based on the Internal Revenue Code of 1986, as amended (the "Code"), the applicable Treasury Regulations promulgated thereunder, judicial authority and current administrative rulings and practices in effect on the date this Information Statement was first mailed to shareholders. This discussion does not discuss consequences that may apply to special classes of taxpayers (e.g., non-resident aliens, broker-dealers, or insurance companies). Stockholders should consult their own tax advisors to determine the particular consequences to them.

The receipt of the Common Stock following the effective date of the Reverse Split, solely in exchange for the Common Stock held prior to the Reverse Split, will not generally result in recognition of a gain or loss to the shareholders. Although the issue is not free from doubt, additional shares received in lieu of fractional shares, including shares received as a result of the rounding up of fractional ownership, should be treated in the same manner. The adjusted tax basis of a shareholder in the Common Stock received after the Reverse Split will be the same as the adjusted tax basis of the Common Stock held prior to the Reverse Split exchanged therefor, and the holding period of the Common Stock received after the Reverse Split will include the holding period of the Common Stock held prior to the Reverse Split exchanged therefor.

No gain or loss will be recognized by the Company as a result of the Reverse Split. The Company's views regarding the tax consequences of the Reverse Split are not binding upon the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or the courts would accept the positions expressed above.

THIS SUMMARY IS NOT INTENDED AS TAX ADVICE TO ANY PARTICULAR PERSON. IN PARTICULAR, AND WITHOUT LIMITING THE FOREGOING, THIS SUMMARY ASSUMES THAT THE SHARES OF COMMON STOCK ARE HELD AS "CAPITAL ASSETS" AS DEFINED IN THE CODE, AND DOES NOT CONSIDER THE FEDERAL INCOME TAX CONSEQUENCES TO THE COMPANY'S SHAREHOLDERS IN LIGHT OF THEIR INDIVIDUAL INVESTMENT CIRCUMSTANCES OR TO HOLDERS WHO MAY BE SUBJECT TO SPECIAL TREATMENT UNDER THE FEDERAL INCOME TAX LAWS (SUCH AS DEALERS IN SECURITIES, INSURANCE COMPANIES, FOREIGN INDIVIDUALS AND ENTITIES, FINANCIAL INSTITUTIONS AND TAX EXEMPT ENTITIES). IN ADDITION, THIS SUMMARY DOES NOT ADDRESS ANY CONSEQUENCES OF THE REVERSE SPLIT UNDER ANY STATE, LOCAL OR FOREIGN TAX LAWS. THE STATE AND LOCAL TAX CONSEQUENCES OF THE REVERS SPLIT MAY VARY AS TO EACH STOCKHOLDER DEPENDING ON THE STATE IN WHICH SUCH STOCKHOLDER RESIDES. AS A RESULT, IT IS THE RESPONSIBILITY OF EACH SHAREHOLDER TO OBTAIN AND RELY ON ADVICE FROM HIS, HER OR ITS TAX ADVISOR AS TO, BUT NOT LIMITED TO, THE FOLLOWING: (A) THE EFFECT ON HIS, HER OR ITS TAX SITUATION OF THE REVERSE SPLIT, INCLUDING, BUT NOT LIMITED TO, THE APPLICATION AND EFFECT OF STATE, LOCAL AND FOREIGN INCOME AND OTHER TAX LAWS; (B) THE EFFECT OF POSSIBLE FUTURE LEGISLATION OR REGULATIONS; AND (C) THE REPORTING OF INFORMATION REQUIRED IN CONNECTION WITH THE REVERSE SPLIT ON HIS, HER OR ITS OWN TAX RETURNS. IT WILL BE THE RESPONSIBILITY OF EACH SHAREHOLDER TO PREPARE AND FILE ALL APPROPRIATE FEDERAL, STATE AND LOCAL TAX RETURNS.

SHARE CERTIFICATES.

Following the Reverse Split, the share certificates held will continue to be valid. In the future, new share certificates will reflect the reverse split, but this in no way will affect the validity of current share certificates.

Warrants Issued for Services

As of December 31, 2015 and 2014, warrants outstanding were 2,307 and 1,002,307, respectively. The Company issued no warrants in the twelve months ending December 31, 2015.

On December 3, 2014, pursuant to the terms of a one-year consulting contract, the Company issued a warrant for the purchase of 1,000,000 shares of common stock with a strike price of $2.00,exercisable immediately through December 1, 2015. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of the issuance was determined to be $522,684. The warrants were valued using the following significant assumptions: (1) a risk free interest rate of 0.14%, (2) expected life of 1.0 year, (3) expected stock price volatility of 92.083%, and (4) expected dividend yield of zero. The amount will be expensed over the life of the contract and $41,528 was expensed as stock compensation during the year ended December 31, 2014, and $481,156 was expensed over the remaining life of the contract.

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

The following table summarizes the warrant activity for the years ended December 31, 2015 and 2014:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2013	1,538	$195.00
Granted	1,000,769	$2.29
Exercised	-	-
Expired/Cancelled	-	-
Balance, December 31, 2014	1,002,307	$259
Granted	-	$ -
Exercised	-	-
Expired/Cancelled	(1,000,000)	(2)
Balance, December 31, 2015	2,307	$260
Exercisable at December 31, 2015	2,307	$260

The weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2015 were $260 and .003 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2015 was $0.

NOTE 16. ACQUISITION

On April 4, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) and Promissory Note (the “Note”) with H y H Investments, S.A. (the “Seller”) for the purchase of all outstanding securities of El Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) whose sole asset consists of a license to operate 80 gaming machines in two cities on the Honduras mainland and 160 gaming machines in Roatan, the largest of the bay islands of Honduras. The total purchase price for the acquisition was Ten Million Dollars ($10,000,000) payable in the form of a Promissory Note (the “Note”). Upon the signing of the Agreement and Note, the $100,000 funds in escrow were paid to the Seller under the terms of the Note. The Company owes no further obligation under the terms of the Note until April 6, 2016, at which time $900,000 is due to the Seller, payable in the form of cash or shares of common stock of the Company at the average closing price of the common stock of the Company for the five trading days immediately preceding April 6, 2016. The remaining balance under the Note is payable up to $2,500,000 per year thereafter through March 31, 2021 by either cash payments or by a revenue-share of 25% of the net revenues received by EMBM during such time period. In the event that Seller has not received the full amount due on or before March 31, 2021, such amount due may be payable via the issuance of the Company’s shares of common stock at the average closing price of the Company’s common stock for the five trading days immediately preceding March 31, 2021. Beginning on or after April 17, 2017, payments tendered in the form of Company common stock may be repurchased by the Company given the Seller’s approval with the purchase price being the value of the shares at the corresponding payment date. The Company is not obligated to re-purchase the shares. The Seller agreed to waive interest payments of 3.85% per annum, due in monthly installments, in exchange for a sub-license granting the Seller usage of twenty-five (25) machines in the municipality of Roatan.

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

Effective November 20, 2015, the Company signed a Second Amendment (the “Amendment”) to the Securities Purchase Agreement (the “Agreement”) with H y H Investments, S.A. (the “Seller”) regarding the acquisition of the gaming license whereby the Company re-assigned the Agreement to Elite Holdings S.A., a wholly owned subsidiary owned by the Company on a jointly and severally liable basis with the Company so as to comply with the regulatory authority of the Republic of Honduras. The Amendment also removed any Required Approvals on part of the Seller to enter into the Agreement. The Amendment specifies that as long as the Company is current in its payment obligations, upon good faith payment, Purchaser shall have the right to operate gaming machines permitted under the license and proceed with the use of the license as owner of EMBM with full power and authority to contract, license, sub-license, loan, lease, enter into contract or any other business venture in which entitles Purchaser to the benefit of the license on behalf of the Corporation. The Amendment also clarified that the shares of EMBM would be assigned to Elite Holdings, S.A. after the full purchase price had been tendered to the Seller. The Company will recognize the appropriate asset and liability when performance occurs on the effective date April 6, 2016.

On May 20, 2016, the Company and H Y H Investments, S.A. ("HYHI") executed the Third Amendment to the Securities Purchase Agreement (the "Third Amendment"), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the "Original Purchase Agreement").

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the "Joint Venture") executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the "License") related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding").

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the "Total Consideration"), due and payable as follows:

(a) Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the "Original Amended Note"), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the "Amended and Restated Redeemable Note") to reflect the original issuance date of January 1, 2016 (the "Restated Issuance Date"), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the "New Principal Amount"), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

(c) Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the "Revenue Share Plan") on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the "Minimum Licensing Fee Payments") in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the "Licensing Redeemable Note") for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the "Option") to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the "Option Payment"), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the "EMBM Assignment") of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the "Termination"), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

NOTE 17. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2015, the Company has operating loss carry forwards of approximately $2,639,581 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit at December 31, 2015 and 2014 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Tax benefit at the federal statutory rate	$1,764,435	$(825,113)

Non deductible costs	(1,433,571)	800,416
Increase in valuation allowance	(330,864)	24,697
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets	$902,638	$571,774

Valuation allowance	(902,638)	(571,774)
Net deferred tax asset after valuation allowance	$-	$-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2015, the Company has approximately net operating loss carry forward for United States income tax purposes approximating $$2,639,581. These losses expire in varying amounts between December 31, 2022 and September 30, 2035.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to our year ended December 31, 2015, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

The Company issued 16,964,364 shares of common stock to LG in satisfaction of principle and accrued interest reductions aggregating $7,541;

The Company issued 11,923,377 shares of common stock to Adar in satisfaction of principle reductions aggregating $32,713; and

The Company issued 29,554,020 shares of common stock to EMA in satisfaction of principle reductions aggregating $14,160.

Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,952 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein .

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Sarah Myers, an individual (and also the President, Chief Operating Officer and Director of the Company) ("Myers") executed the Sixth Amendment to the Line of Credit Agreement (the "Sixth Amendment"), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of Revolving Line of Credit Agreement (the "Original LOC Agreement") dated September 1, 2013, as amended, up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the "Original Myers Note") dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the "Original Agreements"), whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the "Amended and Restated Note") in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the "Effective Date"), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a "Maturity Date"), convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

First Amendment to Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC ("Birch First Capital") and Birch First Advisors LLC ("Birch Advisors") executed the First Amendment to the Settlement Agreement (the "First Amendment"), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the "Original Amended Note") in the original amount of USD $300,000 (the "Original Amended Note Amount"), the convertible debenture (the "Original New Note") in the original amount of USD $300,000 (the "Original New Note Amount") and the original consulting agreement (the "Original Consulting Agreement") dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No.1") in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year "cashless" stock purchase warrant (the "Warrant No.1") for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No. 2") in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement") on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year "cashless" stock purchase warrant (the "Warrant No.2") for the right to purchase up to 1,000,000 shares of common stock of the Company (the "Common Warrant Shares") each month a strike price of $0.001 per share (the "Exercise Price"), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the "Assigned Note") between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital.

Contractor Agreements

On May 18, 2016, the Company and Dr. James G. Ricketts, an individual (and also the Chairman and VP of Investor Relations of the Company) (the "Ricketts") executed an Agreement (the "Ricketts Agreement") for the continued engagement of Ricketts for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of one year from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Ricketts in the form of (a) a total of $5,000 per month for the first year, and $10,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Ricketts discretion, pursuant to the Company's Stock Option Plan then in effect, (b) the right to participate in future stock options then in effect, and (c) a grant of a total of One Million (1,000,000) shares of Series B Preferred Stock at a per share price of $0.0001, as an inducement to enter into the Ricketts Consulting Agreement, as set forth in Subscription Agreement (the "Ricketts Subscription Agreement"), as described more fully in Item 3.02.

Pursuant to the terms of the Ricketts Agreement, the Company and Ricketts also executed a Board Services Agreement (the "Ricketts Services Agreement"), on even date, in which the Company agreed to pay to the Ricketts a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company's Stock Option Plan effective as of August 27, 2015 , and further agreed to provide certain legal protections of Ricketts from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Service Agreement, pursuant to the terms of the Indemnification Agreement (the "Ricketts Indemnification Agreement"), referenced by exhibit therein, executed on even date therewith.

The foregoing description of the Ricketts Agreement, Ricketts Subscription Agreement, Ricketts Services Agreement and Ricketts Indemnification Agreement are qualified in its entirety by reference to the Ricketts Agreement, Ricketts Subscription Agreement, Ricketts Services Agreement and Ricketts Indemnification Agreement filed as Exhibit 10.72 to this report and incorporated herein by reference.

On May 18, 2016, the Company and Stephen Antol, an individual (and also the Chief Financial Officer of the Company) (the "Antol") executed an Agreement (the "Antol Agreement") for the continued engagement of Antol for his continued services as the Chief Financial Officer of the Company, and also Secretary and Treasurer, and other services to be provided to the Company, as deemed necessary by the Board of Directors, from time to time, for a period of one year from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Antol in the form of (a) a total of $5,000 per month for the first year, and $10,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Antol's discretion, pursuant to the Company's Stock Option Plan then in effect, (b) the right to participate in future stock options then in effect, (c) a grant of a total of One Million (1,000,000) shares of Series B Preferred Stock at a per share price of $0.0001, as an inducement to enter into the Agreement, as set forth in Subscription Agreement (the "Antol Subscription Agreement"), as described more fully in Item 3.02, and (d) the execution of an Indemnification Agreement (the "Antol Indemnification Agreement"), on even date, in which the Company agreed to provide certain legal protections of Antol from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Antol Agreement.

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC ("JMS") executed a settlement letter (the "Settlement Letter") in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,5 00, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

Third Amendment to Securities Purchase Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. ("HYHI") executed the Third Amendment to the Securities Purchase Agreement (the "Third Amendment"), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the "Original Purchase Agreement").

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the "Joint Venture") executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the "License") related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding").

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the "Total Consideration"), due and payable as follows:

(a) Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the "Original Amended Note"), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the "Amended and Restated Redeemable Note") to reflect the original issuance date of January 1, 2016 (the "Restated Issuance Date"), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the "New Principal Amount"), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

(c) Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the "Revenue Share Plan") on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the "Minimum Licensing Fee Payments") in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the "Licensing Redeemable Note") for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the "Option") to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the "Option Payment"), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the "EMBM Assignment") of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the "Termination"), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

Assignments to Elite Data Marketing LLC

As set forth in Item 8.01 the Company formed Elite Data Marketing LLC. On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company's ownership interest held in www.classifiedride.com, an online classified listing website (the "ClassifiedRide"), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the "ClassifiedRide Asset"), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company's ownership interest in Autoglance LLC, a Tennessee limited liability company (the "Autoglance"), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the "Autoglance Units"), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

Definitive Agreement for the acquisition of a new subsidiary

On May 20, 2016, the Company and the controlling shareholders of Properties of Merit Inc., a Nevada corporation ("POM"), executed a definitive agreement (the "POM Definitive Agreement"), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in POM, in the form of three (3) separate closings beginning on or before May 27, 2016, subject to the following terms and conditions:

(a) First Closing. On or before May 27, 2016 (the "First Closing" or "Initial Closing"), the Company would acquire a total of twenty percent (20%) of the ownership interest of POM in a share exchange in which the controlling shareholders of POM would assign and transfer a total of 4,000,000 shares of common stock of POM (the "POM Shares") to the Company in exchange for a total of 100,000 shares of Series B Preferred Stock of the Company (the "New DEAC Shares"), issued by the Company to the controlling shareholders of POM.

In addition, within two (2) business days after the Initial Closing, POM agreed to advance a total of Twenty-Five Thousand Dollars ($25,000) to the Company for the purposes of funding the completion of Company's audit and Form 10K filing with the SEC for the period ending December 31, 2015 (the "Interim Financing"), secured by an executed Convertible Redeemable Note ("POM Note"). Separately, the Company agreed to arrange for initial funding to finance the POM operations in an amount of not less than $250,000, within thirty (30) days after the Initial Closing.

(b) Second Closing. On or before July 1, 2016 (the "Second Closing"), the Company would acquire an additional total of twenty percent (20%) of the ownership interest of POM in a share exchange in which the controlling shareholders of POM would assign and transfer an additional total of 4,000,000 POM Shares to the Company in exchange for an additional 100,000 New DEAC Shares, issued by the Company to the controlling shareholders of POM.

In addition, the Second Closing would be contingent upon (a) the ability of POM to complete all necessary corporate actions to effect any and all outstanding matters related to POM Permits and POM Rights set forth in the Agreement, including, but not limited to audit financials on POM and any subsidiary acquired or formed by POM after the first Closing (the "Books and Records"), in form acceptable to the Company, and (b) the Company's ability to obtain additional funding to finance the POM operations in an amount of not less than $2.5M and up to $7.5M in the aggregate.

(c) Third Closing. On or before October 1, 2016 (the "Third Closing"), the Company would acquire a total of sixty percent (60%) of the ownership interest of POM remaining in a share exchange in which the controlling shareholders of POM would assign and transfer a total of 12,000,000 POM Shares to the Company in exchange for a total of 19,800,000 New DEAC Shares, issued by the Company to the controlling shareholders of POM.

In addition, the Third Closing would be contingent upon the Company's ability to obtain additional funding to finance the POM operations in an amount of not less than $7.5M (if such total minimum amount was not secured in the Second Closing) and up to $15M in the aggregate.

Notwithstanding the forgoing, the Company's obligations for the financings required in all three (3) closings may be completed in the form of either debt and/or equity or joint venture financing from either (a) Company to POM as inter-company financing to an operating subsidiary, or (b) from one or more third-parties directly into POM.

In the event of a termination of the Definitive Agreement after the First Closing or Second Closing, the Company is required to assign and transfer any and all POM Shares held by the Company back to the controlling shareholders of POM, and POM controlling shareholders is required to assign and transfer any and all New DEAC Shares back to Company. In the event, Company has arranged and completed any of the required financings set forth in the Definitive Agreement, then POM and POM Controlling Shareholders will be required to abide by the terms of the such financings, mutually agreed to as such time, and if such financings were completed directly with Company and not by a third-party, POM and POM controlling shareholders would be responsible for the repayment of such funds advanced by Company as if Company was a third-party investor or lender. POM and POM controlling shareholder mutually agreed in advance to execute any and all necessary documents to effect such financial arrangement with Company if a termination does occur prior to the Third Closing. If no additional financings have occurred prior to the Second Closing and/or Third Closing, POM and POM Shareholders shall not have any further obligations to Company, except as otherwise provided for herein.

Termination Agreement to Equity Purchase Agreement

On May 24, 2016, the Company and Tarpon Bay Partners LLC ("Tarpon") executed a Termination Agreement (the "Termination Agreement"), in which the parties agreed to cancel the original Equity Purchase Agreement (the "Original Purchase Agreement"), dated July 14, 2015 (except for the original Promissory Notes (the "Original Tarpon Note") which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company's common stock,.

In exchange for the Termination Agreement, the Company agreed to:

(a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the "Amended Tarpon Note"), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the "Effective Date"), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company's common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and

(b) execute a new Equity Purchase Agreement (the "New Purchase Agreement"), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company's common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

Termination Agreement to Definitive Agreement for the acquisition of a new subsidiary

Company and Properties of Merit Inc. ("POM") are parties to that certain Definitive Agreement, dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings with the first closing originally anticipated on or before May 27, 2016, subject to certain performance requirements of both parties prior to each closing.

On July 22, 2016, Elite Data Services, Inc. (the "Company") and Properties of Merit Inc. ("POM") executed a Termination Agreement, pursuant to which the parties mutually agreed to terminate the Definitive Agreement dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings, due to, among other reasons, certain events that occurred subsequent to the date of execution of the Definitive Agreement, including, but not limited to, the Company's inability to (i) become current in its reporting obligations with the Securities and Exchange Commission, and (ii) obtain the financings required to complete the first and subsequent closings to finance the ongoing activities of POM within a reasonable period of time.

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the "Amended Note"), which replaces the original note set forth in the Definitive Agreement.

Letter of Intent - WOD Market LLC

On July 22, 2016, the Company and WOD Market LLC ("WOD"), a Colorado limited liability company executed a Letter of Intent for the proposed acquisition by the Company of WOD in the form of a share exchange arrangement on terms to be set forth in a definitive agreement and other ancillary agreements as are customary to consummate the transaction contemplated (the "Definitive Documentation"), anticipated to be signed and closed on or before July 29, 2016.

Pursuant to the execution of the LOI, WOD agreed to arrange interim funding of no less than USD $40,000.00 for certain operational costs of the Company prior to closing, including expenses related to the completion of the Company's outstanding Form 10K for year ending December 31, 2015, and Form 10Q for periods ending March 31, 2016 and June 30, 2016, and other such items required in order for the Company to become a fully reporting public company, to be advanced within five (5) business days from the date of the LOI, under mutually agreed to terms to be formalized in the Definitive Documentation.

Definitive Agreement for the Acquisition of WOD Markets LLC

On August 26, 2016, the Company and the controlling shareholders of WOD Market LLC ("WOD"), a Colorado limited liability company (“WOD”), executed a definitive agreement (the "WOD Definitive Agreement"), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in WOD, in the form of three (3) separate closings, subject to the following terms and conditions:

(a) First Closing. On August 26, 2016 (the "First Closing" or "Initial Closing"), the Company would acquire a total of twenty percent (20%) of the ownership interest of WOD in an equity exchange in which the controlling shareholders of WOD would assign and transfer a total of 200 units of membership interests (the "WOD Units") to the Company in exchange for a total of 100,000 shares of Series B Preferred Stock of the Company (the "New DEAC Shares"), issued by the Company to the controlling shareholders of WOD.

In addition, within two (2) business days after the Initial Closing, WOD shall advance a total of Forty Thousand Dollars ($40,000) to DEAC for the purposes of funding the completion of DEAC’s audit and SEC filing of Form 10K for the period ending December 31, 2015, Form 10Q for period ending March 31, 2016, Form 10Q for period ending June 30, 2016, and other documentation required for DEAC to become a compliant and fully reporting public company (the "Interim Financing"), secured by two (2) separately executed Convertible Redeemable Notes (“WOD Notes”).

Further, as a condition of the execution of WOD Definitive Agreement, DEAC has agreed to immediately, as of August 26, 2016, initiate a reverse split of 1:1000 of DEAC’s Common Stock (the “Reverse Split”), pursuant to the prior approval received by DEAC from the holders of majority of DEAC’s outstanding capital stock, as described in the Schedule 14C filed with the SEC on September 23, 2015. The effective date of the reverse split is anticipated to commence on September 15, 2016, subject to final approval of FINRA. Subject to the completion of the Reverse Split, the Controlling Shareholders have agreed to exchange and cancel a total of 1,000,000 shares of Series B Preferred Stock (500,000 each by Dr. Ricketts and Mr. Antol) for a total of 25,000,000 shares of Common Stock of the DEAC to be issued post the date the Reverse Split is effective.

(b) Second Closing. On or before September 15, 2016 (the "Second Closing"), the Company would acquire an additional total of twenty percent (20%) of the ownership interest of WOD in an equity exchange in which the controlling shareholders of WOD would assign and transfer an additional total of 200 WOD Units to the Company in exchange for an additional 100,000 New DEAC Shares, issued by the Company to the controlling shareholders of WOD.

In addition, the Second Closing would be contingent upon DEAC completing all necessary corporate actions to effect any and all outstanding DEAC corporate matters, including, but not limited to, SEC filing of Form 10K for the period ending December 31, 2015, Form 10Q for period ending March 31, 2016, Form 10Q for period ending June 30, 2016, and other documentation required for DEAC to become a compliant and fully reporting public company (the “SEC Filing”).

(c) Third Closing. On or before October 15, 2016 (the "Third Closing"), the Company would acquire a total of sixty percent (60%) of the ownership interest of WOD remaining in an equity exchange in which the controlling shareholders of WOD would assign and transfer a total of 600 WOD Units to the Company in exchange for a total of 14,800,000 New DEAC Shares, issued by the Company to the controlling shareholders of WOD.

In addition, the Third Closing would be contingent upon WOD completing all necessary corporate actions to effect any and all outstanding WOD corporate matters, including, but not limited to, two years of audit financials for period ending December 31, 2014 and December 31, 2015, and interim reviewed financial for period ending June 30, 2016, including interim reviewed financial for period ending September 30, 2016, in accordance with US GAAP (the “Books and Records”), in form acceptable to DEAC and its auditors. Separately, DEAC must be current with all federal tax return filings for periods ending 2013, 2014 and 2015 on or before the Third Closing.

Further, as a condition of the Final Closing, Dr. Ricketts (a Controlling Shareholder) has agreed to the termination of his contractor agreement dated May 18, 2016, as the Chairman and VP of Investor Relations of DEAC, and Mr. Antol (a Controlling Shareholder) has agreed to the termination of his contractor agreement dated May 18, 2016, as the Chief Financial Officer of DEAC, on mutually agreed to terms between DEAC and WOD prior to such closing.

Pursuant to the each of the closings contemplated, certain officer and director appointments and resignations shall commence on both the Second Closing and Third and Final Closing.

In the event of a termination of the Definitive Agreement after the First Closing or Second Closing, the Company is required to assign and transfer any and all WOD Units held by the Company back to the controlling shareholders of WOD, and WOD controlling shareholders is required to assign and transfer any and all New DEAC Shares back to Company. If WOD has arranged and completed any of the Interim Financings, then DEAC shall be required to abide by the terms of the Interim Financings, with neither party having any further obligations to one another thereafter, except as otherwise provided for herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no occurrences requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2015, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws provide that the board of directors shall consist of at least one member but the number may be increased, or decreased to not less than one, from time totime, either by the directors by adoption of a resolution to such effect or by the stockholders by amendment of the By Laws . Our board of directors currently consists of three members. The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position
Dr. James Ricketts	77	Chairman of the Board of Directors, Vice President of Investor Relations
Charles Rimlinger	71	Chief Executive Officer, and Director
Sarah Myers	31	President, Chief Operations Officer, Secretary, Treasurer, Director
Stephen Antol	73	Chief Financial Officer

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Dr. James Ricketts

Chairman, Vice President of Investor Relations

Dr. Ricketts has had a diverse career path spanning multiple areas, including education, government and the private sector. In the government capacity he has held numerous administrative and management level posts which resulted in his being appointed to cabinet level positions in two states. In the private sector he conceptualized and designed a RF tracking system which he then applied for and received a patent for this technology. Ultimately he founded the resulting company, which developed under his supervision from a patent level startup to the actual sales and marketing of the product. Dr. Ricketts served as Corporate Secretary and a Director of El Capitan Precious Metals, Inc., an exploration stage company in the mining industry, from April 2009 until July 2012. In July 2010, Dr. Ricketts was appointed to Director of Public Relations and Shareholder Communications. Dr. Ricketts was appointed as Chairman of the Company’s Board of Directors and Vice President of Investor Relations, effective as of September 30, 2013 and May 22, 2014, respectively. Dr. Ricketts received a B.S. degree from Ohio Northern University in 1960, his Ph.D. from the Ohio State University in 1971, and a Masters Degree in Education from Bowling Green State University in 1963. He was chosen to serve as Chairman and Vice President of Investor Relations based on his educational background as well as his previous experience with El Capitan Precious Metals, Inc.

Charles Rimlinger

Chief Executive Officer, Director

Mr. Rimlinger has been instrumental in international marketing and development for the past decade prior to his appointment as CEO the Company. Mr. Rimlinger has spent the majority of his professional career in marketing and development, serving as Director of International Development and Marketing for BendPak, Inc., a multi-national manufacturing Company headquartered in California up until 2014 when he became a partner in Wrencher’s Warehouse, Inc., a private company in the multi-national manufacturing industry. Prior to Mr. Rimlinger’s involvement with BendPak Inc., he served as general manager of RELS, Inc., a Wisconsin Company, assisting the Company in international marketing and engineering. Mr. Rimlinger’s professional achievements also include his role as chief executive officer of a construction Company and his development of three profitable patent licenses. Mr. Rimlinger was appointed as the Company’s Chief Executive Officer and Director effective as of December 7, 2014. He was chosen to serve as Chief Executive Officer and director based on his previous experience in international marketing and development.

Sarah Myers

President, Chief Operations Officer, Secretary, Treasurer and Director

Ms. Myers graduated from the University of Tennessee at Chattanooga in 2007 magna cum laude and received her Juris Doctor from Nashville School of Law in 2012. Beginning in April 2011, Ms. Myers began her career as Director of US Marketing and Director of SMA Alliance, Inc., a marketing and advertising company serving automotive dealership clients. In 2012, Ms. Myers started her own Company Baker Myers & Associates, LLC where she offered services related to Project Management, Graphic Design, Customer and Sales Support, and Legal Compliance services. Ms. Myers was appointed as the Company’s Chief Operating Officer, Secretary, and Director effective as of September 30, 2013. Ms. Myers served as Treasurer of the Company from May 22, 2014 until December 7, 2014, with the appointment of the Company’s current Chief Financial Officer, Mr. Antol. On December 8, 2014, Ms. Myers was appointed as President of the Company. She was chosen to serve as Chief Operating Officer, secretary, and director based on her previous work experience in the marketing and advertising sector. Ms. Myers was promoted to President of the Company based on her previous involvement with the Company upon resignation of the Company’s former President, Steven Frye.

Stephen Antol

Chief Financial Officer

Mr. Antol was appointed as the Company’s Chief Financial Officer effective as of December 7, 2014 based on his 47 years of diversified experience in the field of corporate finance and administration, specialization in corporate audits, management and information systems, budget development and control, credit and collection procedures, profit sharing and benefit programs, corporate insurance programs, corporate restructuring and federal and state income taxes. For the past seven years and from late 1992 through November 2004, Mr. Antol rendered independent services as a chief financial officer for a number of small and medium size businesses requiring technical expertise on a limited or recurring basis. Mr. Antol received a Bachelor of Arts degree from Michigan State University in 1968, and became a licensed Certified Public Accountant in 1970. He no longer practices as a licensed CPA.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No officers or directors has been involved in any of the following events within the last ten years that is material to an evaluation of their ability or integrity as described in Item 401(f) of Regulation S-K.

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2015. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings for the period served.

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

We have no “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

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

An official Code of Ethics has been finalized by the Board of Directors and made available at our website at www.edscompanies.com. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2015, all of our executive officers, directors and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

Indemnification

Our officers and directors are indemnified as provided by the Florida Business Corporation Act, or “FBCA,” and our bylaws.

The FBCA permits a Florida corporation to indemnify any person who may be a party to any third party proceeding by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another entity, against liability incurred in connection with such proceeding (including any appeal thereof) if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The FBCA permits a Florida corporation to indemnify any person who may be a party to a derivative action if such person acted in any of the capacities set forth in the preceding paragraph, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expenses of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding (including appeals), provided that the person acted under the standards set forth in the preceding paragraph. However, no indemnification shall be made for any claim, issue, or matter for which such person is found to be liable unless, and only to the extent that, the court determines that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

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

The following table shows the compensation paid during the years ended December 31, 2015 and 2014 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Steven Frye[1]	2015	$-	$-	$-	$54,794	$54,794
Former CEO, CFO, President, and Director	2014	$-	$-	$-	$-	$-

Sarah Myers[2]	2015	$-	$-	$-	$-	$-
President, COO, Treasurer, Secretary, and Director	2014	$-	$-	$-	$-	$-

Charles Rimlinger[3]	2015	$-	$-	$-	$-	$-
Chief Executive Officer and Director	2014	$-	$-	$-	$-	$-

Stephen Antol[4]	2015	$-	$-	$-	$15,348	$-
Chief Financial Officer	2014	$-	$-	$-	$-	$-

Dr. James Ricketts[5]	2015	$-	$-	$-	$-	$-
Chairman, Vice President of Investor Relations	2014	$-	$-	$-	$-	$-

___________________

1 Mr. Frye resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President and Director effective as of December 6, 2014. On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company valued at $0.14 per share on the date of the Agreement. The Agreement further stated Mr. Frye would be responsible for all taxes, and Mr. Frye signed a general release of any and all claims, known or unknown, against the Company. On July 1, 2015, Mr. Frye delivered his executed paperwork to the Company.

2 Ms. Myers became the Company’s Chief Operating Officer, Secretary, and Director of the Company effective as of September 30 2013. Ms. Myers was appointed as Treasurer and President of the Company on May 22, 2014, and December 8, 2014, respectively.

3 Mr. Rimlinger became Chief Executive Officer of the Company effective as of December 7, 2014.

4 Mr. Antol became Chief Financial Officer of the Company effective as of December 7, 2014. He was paid $15,347.65 for past due invoices relating to services rendered in 2014.

5 Dr. Ricketts was appointed as Chairman of the Board of Directors effective as of September 30, 2013. Dr. Ricketts was appointed as Vice President of Investor Relations effective May 22, 2014.

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers.

Compensation of Directors

During the fiscal years ended December 31, 2015 and 2014, respectively, except as set forth above, Steven Frye, Sarah Myers, Charles Rimlinger nor Dr. James Ricketts did not receive separate compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on August 30, 2016, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At August 30, 2016, 130,237,299 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership[1]
Charles Rimlinger[2]
Sarah Myers[3]	14,315,000	10.99%
Stephen Antol[4]
Dr. James Ricketts[5]
All executive officers and directors as a group (four persons)	14,315,000	10.99%

___________________

1 Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 130,237,299 shares of common stock, outstanding at August 30, 2016.

2 Mr. Rimlinger is our Chief Executive Officer, and Director.

3 Ms. Myers is our President, Chief Operations Officer, Secretary, Treasurer and Director.

4 Mr. Antol is our Chief Financial Officer.

5 Dr. Rickets is our Vice President of Investor Relations and Chairman.

Securities authorized for issuance under equity compensation plans.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $32,013 for the year ended December 31, 2014 and $32,250 for the fiscal year ended December 31, 2015.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2015 and $0 expenses for year ended December 31, 2014.

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

Exhibit Number	Description of Exhibit
3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit A of the Company’s Definitive 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit B of the Company’s Definitive 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit C of the Company’s Definitive 14C filed on September 23, 2015)
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K filed August 29, 2016)

10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company’s 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
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

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company’s 8-K filed December 11, 2014)
10.38	Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 14, 2014)
10.39	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014)
10.40	Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014)
10.41	Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014)
10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015)

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company’s 8-K dated June 15, 2015)

10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended June 30, 2015)
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
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
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

10.62	Addendum 2 to the Promissory Note dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.53 to the Company’s 8-K/A filed July 6, 2015)
10.63

Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015)

10.65

Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.66

Strategic Vendor Placement Agreement by and between the Company and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.67

Consulting Contract between Elite Data Services, Inc. and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.68

Second Amendment to Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.70

Sixth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Sarah Myers, including the Amended and Restated Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.71

First Amendment Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016).

27

10.72

Independent Contractor Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Dr. James G. Ricketts, including the Subscription Agreement, Services Agreement and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.73

Independent Contractor Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Stephen Antol, including the Subscription Agreement, and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.74

Settlement Letter dated May 18, 2016 by and between Elite Data Services, Inc. and JMS Law Group PLLC, including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.75

Third Amendment to the Securities Purchase Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and H Y H Investments, S.A., including the Joint Venture Agreement, and Amended and Restated Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.76	Assignment of Ownership Interest dated May 20, 2016 by and between Elite Data Services, Inc. and Elite Data Marketing LLC (incorporated by reference to the Company’s 8-K filed May 24, 2016)
10.77

Definitive Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc., including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.78

Termination Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Tarpon Bay Partners LLC, including the Amended Tarpon Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.79

Certificate of Designation of Series B Convertible Preferred Stock dated May 17, 2016 filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.80

Articles of Organization of Elite Gaming Ventures, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.81

Articles of Organization of Elite Data Marketing, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.83	Letter of Intent dated July 22, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.84	Definitive Agreement dated August 26, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed August 29, 2016).
21.1	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

Elite Data Services, Inc.

Dated: September 27, 2016	By:	/s/ Charles Rimlinger
	Name:	Charles Rimlinger
	Its:	Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Charles Rimlinger	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2016
Charles Rimlinger

/s/ Sarah Myers	President, Chief Operations Officer, Secretary, and Director	September 27, 2016
Sarah Myers

/s/ Dr. James Ricketts	Vice President of Investor Relations and Chairman	September 27, 2016
Dr. James Ricketts

/s/ Stephen Antol	Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2016
Stephen Antol

