Form 10-K/A
period 2015-12-31
Elite Data Services, Inc.
filed 2017-05-10
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 50-11050

ELITE DATA SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 S. Colorado Blvd., PH North

Denver, CO 80246

(Address of principal executive offices)

(720) 240-9378

(Issuer's telephone number)

1550 Wewatta St.

Denver, CO 80202

(Former name or former address, if changed since last report)

Registrant's telephone number including area code: (720) 240-9378

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2017, the Company had 136,518,799 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K/A for the year ended December 31, 2015

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

EXPLANATORY NOTE

On September 27, 2016 (the “Original Filing Date”), the Registrant filed with the SEC a current report on Form 10-K for fiscal year ended December 31, 2015 (the “Original Form 10-K”).

This current report on Form 10-K/A (the “Amendment”) provides an amended audit report and updated disclosures related to the Company’s operations, including, but not limited to: (1) the active status of the Company as a registered Florida corporation, (2) the status of a certain pending acquisition, (3) business items related to a certain joint venture directly related to the gaming operations in Roatan, Honduras, (4) the status of the 1 for 1000 reverse split of the Company’s common stock previously announced, and (4) internal control procedures disclosure.

No other changes have been made to the Original Form 10-K. This Amendment speaks as of the Original Filing Date, however, does reflect events that may have occurred after the Original Filing Date, and does modify or update certain disclosures made in the Original Form 10-K as described herein.

PART I

ITEM 1. BUSINESS

Corporate Background

Elite Data Services, Inc., (“DEAC”), formerly Dynamic Energy Alliance Corporation (the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammathetics Corp. On November 4, 2013, the Board of Directors approved the proposal to change the name of the company from Dynamic Energy Alliance Corporation to Elite Data Services, Inc.

From 1981 through the first quarter of 2011, the Company’s business was that of a marketer of tumor detection equipment. On March 9, 2011, the Company shifted its focus to the recoverable energy sector. In 2013, the Company transitioned its operations to offering web-based marketing services for the automotive industry through owned and operated online platforms. Further, in 2014, the Company acquired licensing and distribution rights to operate gaming machines in Honduras and Roatan. Both the online marketing and gaming operations continued from 2014 through December 31, 2016.

On May 18, 2016, we restructured the Company resulting in the online marketing assets and operations being transferred into a newly formed entity, Elite Data Marketing LLC, a Florida corporation, as a wholly-owned subsidiary of the Company. On same date, we also created Elite Gaming Ventures LLC, a Florida limited liability company, as a wholly-owned subsidiary of the Company, to own and operate Elite Data Holdings S.A., a Honduras corporation, which was designated to handle all the gaming operations under a newly formed joint venture.

On August 26, 2016, the Company entered into a definitive agreement to acquire 100% of WOD Market LLC ("WOD"), a Colorado limited liability company and provider of intelligent retail solutions for gym owners and coaches, in three (3) separate closings with the final closing anticipated on October 15, 2016.

For the period ending December 31, 2016, we were a technology driven management company which owned and operated online marketing and gaming businesses. In addition, we continued to pursue the acquisition of WOD, which did not close as anticipated on October 15, 2016.

Subsequently, on January 10, 2017, the Company executed the first amendment to the purchase of WOD to extend the second closing date from on or about September 15, 2016 to on or about March 31, 2017, and further extend the third and final closing date from on or about October 15, 2016 to on or about June 30, 2017, respectively.

On March 14, 2017, the Company executed a note cancellation agreement and assignment with Baker & Myers & Associates LLC (“Baker Myers”) which resulted in Elite Data Marketing LLC no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company. On same date, Company executed a joint venture termination agreement with H Y H Investments S.A. (“HYHI”) which resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note (as more fully described herein) executed on May 18, 2016.

Concurrently, on March 14, 2017, Company executed the second amendment to the definitive agreement, as amended, which further amended certain terms of the WOD purchase, including the formation of a joint venture to further develop and manage the current WOD business.

Under the terms of the Joint Venture, the Company retained its original 20% ownership interest of WOD, with the remaining 80% owned by WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix and Taryn Watson, with the option of the Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which would include an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 19,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH, but held and then released upon the completion of a final closing on or before December 31, 2018.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH is being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current as fully-reporting public company, and thereafter sets a precise effective date and completes the required filing with the State of Florida.

Today, the Company is a retail focused management company which owns currently a 20% minority interest of WOD, under a joint venture agreement with WODH to provide intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services.

On the Original Filing Date, the Company was delinquent on its annual report filing for 2016 with the State of Florida. On January 24, 2017, the Company filed for reinstatement and is currently an active corporation in the State of Florida. Said delinquency had no negative effective on the Company or any transaction completed during such delinquent period, and no parties have challenged the validity of any executed agreement during such time.

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

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

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

On or about March 14, 2017, the Company and H Y H Investments, S.A. (“HYHI”), a Honduras corporation executed a Joint Venture Termination Agreement (the “JV Termination Agreement”), in which the entire Joint Venture set forth in the original Joint Venture Agreement (the “Joint Venture”), dated May 20, 2016, was rendered null and void, except for the validity and enforceability of a total of Three Million Nine Hundred Thousand Dollars (US$3,900,000) represented by the first eight (8) quarterly payments of the original Amended and Restated Redeemable Note (the “Amended and Restated Redeemable Note”) issued on or about May 20, 2016 in the amended principal amount of Four Million Nine Hundred Thousand Dollars (USD $4,900,000), in relation to the following payments: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note, thus cancelling the final two (2) quarterly payments (seventh and eighth quarterly payments) of Five Hundred Thousand Dollars (USD $500,000) each for a reduction of One Million Dollars (UD$1,000,000) of the principal amount of the Amended and Restated Redeemable Note, pursuant to the terms of the Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), attached as Exhibit A to the JV Termination Agreement, and any and all existing operations, including, but not limited to, all of the assets and liabilities of the Joint Venture remained in Elite Data Holdings S.A., a Honduras corporation (“EDH”), as a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EGV”), with the ownership interest of EGV assigned and transferred to HYHI and/or its assigns as set forth in the Assignment (the “Assignment”), attached as Exhibit A-1 to the Note Cancellation Agreement, including other terms and conditions set forth therein.

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

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

ITEM 2. PROPERTIES

The Company’s office address is located at 720 S. Colorado Blvd., PH North, Denver, CO 80246.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter (OTC) OTCBB and OTCQB markets under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company's common stock on the Over-the-Counter market.

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

As of May 8, 2017, there are approximately 396 shareholders of record, including beneficial holders of the Company’s stock, with 136,518,799 shares outstanding of common stock.

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

Subsequent to our year ended December 31, 2015, and to the filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the year ended December 31, 2016:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

The Company issued 16,964,364 shares of common stock to LG in satisfaction of principle and accrued interest reductions aggregating $7,541;

The Company issued 38,880,995 shares of common stock to Adar in satisfaction of principle reductions aggregating $32,713; and

The Company issued 34,768,337 shares of common stock to EMA in satisfaction of principle reductions aggregating $14,160.

Formation of Voting Trust and Certain Transfer of Securities into Trust

Pursuant to the Amendment No. 2, the Joint Venture Agreement and/or the Voting Trust Agreement, as applicable, all dated March 14, 2017, the Company agreed to issue into Trust, pursuant to the terms of the Voting Trust Agreement, (i) a total of 199,000 shares of Series B Preferred Stock, and 19,801,000 shares of Common Stock, respectively, after the completion by the Company of a reverse split of 1:1000 of its Common Stock of the Company, for the benefit of WOD Holdings Inc., (ii) a total of 5,000 shares of Series B Preferred Stock each (for total of 10,000 shares), and 495,000 shares of Common Stock each (for a total totaling 990,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each Dr. James G. Ricketts, and Stephen Antol, converted from the original total of 500,000 shares of Series B Preferred Stock (for a total of 1,000,000 shares), owned and held by each of them as Stockholders, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, pursuant to mutually agreed to approval in advance set forth in the Voting Trust Agreement, and (iii) a total of 40,000 shares and 30,000 of Series B Preferred Stock each (for total of 70,000 shares), and 3,960,000 shares and 2,970,000 shares of Common Stock, respectively (for a total totaling 6,930,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company, and Baker & Myers & Associates, LLC, a Nevada limited lability company, respectively, simultaneously exercised and converted by Voting Trustee from the original two (2) separate stock purchase warrants (each a “Warrant” and collectively the “Warrants”) for the right to purchase a total of 4,000,000 and 3,000,000 shares of Series B Preferred Stock, respectively, owned and held by each such Stockholder, respectively (totaling 7,000,000 shares), upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, pursuant to mutually agreed to approval in advance set forth in the Voting Trust Agreement.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

During the period ending December 31, 2016, the Company was a technology driven management company which owned and operated online marketing and gaming businesses from two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

On August 26, 2016, Company entered into a purchase agreement to acquire 100% of WOD Market LLC ("WOD"), a Colorado limited liability company a Colorado based provider of intelligent retail solutions for gym owners and coaches in 3 separate closings with the final closing on October 15, 2016. Later, on January 10, 2017, the Company executed the first amendment to the purchase of WOD to extend the second closing date from on or about September 15, 2016 to on or about March 31, 2017, and further extend the third and final closing date from on or about October 15, 2016 to on or about June 30, 2017, respectively.

On March 14, 2017, Company executed a note cancellation agreement and assignment with Baker & Myers & Associates LLC which resulted in Elite Data Marketing LLC no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company. On same date, Company executed a joint venture termination agreement with H Y H Investments S.A. which resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

In addition, on March 14, 2017, Company executed the second amendment to the purchase agreement, which amended certain terms of the WOD purchase, including the formation of a joint venture to further develop and manage the current WOD business, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services.

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 19,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH is being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company.

Today, the Company is a retail focused management company which owns currently a 20% minority interest of WOD, under a joint venture agreement with WODH to provide intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services.

Plan of Operations

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

Results from Operations - For the year endedDecember 31, 2015 as compared to December 31, 2014.

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

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging . Pursuant to ASC 815, “ Derivatives and Hedging ”. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “ Summary of Significant Accounting Policies ” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $13,866,420 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 16, 2016

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

ELITE DATA SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns a 20% minority interest of WOD Market LLC, a Colorado limited liability company, a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company co-operates WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix, our Chief Executive Officer, and Taryn Watson, a related party.

Prior to March 14, 2017, the Company was a technology driven management company which owned and operated online marketing and gaming businesses: Elite Data Marketing LLC, and Elite Gaming Ventures LLC, from 2013 and 2014, respectively.

During the year ending December 31, 2015, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. However, during the year ending December 31, 2016, we anticipated obtaining additional funding which would have afforded us the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues. Due to the Company not being a current and fully reporting company in 2016, the Company was unable to raise the capital needed to advance the online marketing business resulting in a loss of business opportunities.

On March 14, 2017, Company executed a note cancellation agreement and assignment with Baker & Myers & Associates LLC which resulted in Elite Data Marketing LLC no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

Separately, pursuant to the terms of the Joint Venture with HYHI formed on or about May 18, 2016, we intended to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

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

During the period ending December 31, 2016, the Company was unable to raise the capital required to pay the minimum operational costs of the joint venture which resulted in a loss of business opportunities, and further strained the relationship with HYHI, our joint venture partner.

On March 14, 2017, Company executed a joint venture termination agreement with H Y H Investments S.A. which resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

Separately, the Company intended to expand its operations in the four quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

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

On January 10, 2017, the Company executed the first amendment to the purchase of WOD to extend the second closing date from on or about September 15, 2016 to on or about March 31, 2017, and further extend the third and final closing date from on or about October 15, 2016 to on or about June 30, 2017, respectively.

Pursuant to management’s decision to divest itself from its online marketing and gaming businesses, and focus exclusively on the fitness retail sales business, the Company executed the second amendment to the definitive agreement on March 14, 2017, which further amended certain terms of the WOD purchase, including the formation of a joint venture to further develop and manage the current WOD business.

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 19,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH is being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company.

Our ability to complete subsequent phases of our newly development business plan and operations are subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Gaming License and Securities Purchase Agreement

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

First Amendment; Securities Purchase Agreement and Note

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

Second Amendment; Securities Purchase Agreement

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

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

Joint Venture Termination Agreement, Note Modification, and Assignment; Transfer of Subsidiary

On or about March 14, 2017, the Company and H Y H Investments, S.A. (“HYHI”), a Honduras corporation executed a Joint Venture Termination Agreement (the “JV Termination Agreement”), in which the entire Joint Venture set forth in the original Joint Venture Agreement (the “Joint Venture”), dated May 20, 2016, was rendered null and void, except for the validity and enforceability of a total of Three Million Nine Hundred Thousand Dollars (US$3,900,000) represented by the first eight (8) quarterly payments of the original Amended and Restated Redeemable Note issued on or about May 20, 2016 in the amended principal amount of Four Million Nine Hundred Thousand Dollars (USD $4,900,000), in relation to the following payments: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note, thus cancelling the final two (2) quarterly payments (seventh and eighth quarterly payments) of Five Hundred Thousand Dollars (USD $500,000) each for a reduction of One Million Dollars (UD$1,000,000) of the principal amount of the Amended and Restated Redeemable Note, pursuant to the terms of the Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), attached as Exhibit A to the JV Termination Agreement, and any and all existing operations, including, but not limited to, all of the assets and liabilities of the Joint Venture remained in Elite Data Holdings S.A., a Honduras corporation (“EDH”), as a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EGV”), with the ownership interest of EGV assigned and transferred to HYHI and/or its assigns as set forth in the Assignment (the “Assignment”), attached as Exhibit A-1 to the Note Cancellation Agreement, including other terms and conditions set forth therein.

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

NOTE 5. RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

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

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2015 and 2014 was $136,960 and $139,029, respectively, represents an unsecured promissory note and addendums (“Myers - LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers - LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers - LOC as of December 31, 2015 and 2014 was $35,309 and $18,562, respectively.

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

Baker Myers - Asset Purchase and Convertible Note- ClassifiedRide

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

Baker Myers - Asset Purchase and Stock Consideration - Autoglance

On January 15, 2014, the Company entered into an Agreement with Baker Myers for 51% of the membership interest of Autoglance, LLC, a Tennessee Limited Liability Company, and with it majority control over all owned assets of Autoglance, LLC, including the website www.autoglance.com (collectively “Autoglance”) for 765,000 shares the Company’s common stock as consideration.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

New Company Subsidiary - Elite Data Marketing LLC

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

Note Cancellation and Assignment; Transfer of Subsidiary

On March 14, 2017, Company executed a note cancellation agreement and assignment with Baker & Myers & Associates LLC which resulted in Elite Data Marketing LLC being assigned and transferred from the Company for Baker Myers, and such entity no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

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

Stock Purchase Agreement - Transformation Consulting, Inc.

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

NOTE 7. PAYABLE - RELATED PARTY

Addendum to Promissory Note – Stephen Frye

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

Myers – Line of Credit (LOC)

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

Tarpon Bay Partners – Line of Credit

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

Tarpon Bay Partners – Line of Credit – Termination Agreement and Convertible Note

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

Baker Myers Note and Share Cancellation and Exchange Agreement

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

Note Cancellation and Extinguishment Agreement

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers, no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

Baker Myers Warrant Transfer – Voting Trust

On March 14, 2017, Baker Myers executed that certain Voting Trust Agreement, of which the Company approved, in which Baker Myers agreed to the assignment and transfer of the ownership interest of its stock purchase warrant (the “Warrant”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock, owned and held by Baker Myers, to the Voting Trustee, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 30,000 of Series B Preferred Stock, and 2,970,000 shares of Common Stock, to be held by the Voting Trustee in the Voting Trust for the benefit of Baker Myers, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

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

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc., (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging.” On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

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

Birch First Capital Fund, LLC

On August 16, 2013, Birch First Capital Fund, LLC, a Delaware limited liability company, and/or Birch First Capital Management, LLC, as its manager (collectively, “Birch First Capital”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. On November 18, 2013, Birch First brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning the derivative lawsuit.

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

The Consultant will perform advisory and consultation services to the Company, including, but not limited to, assisting Company’s management with general corporate operations, business development strategies, marketing and business plans, SEC compliance and advising the Company on other ad-hoc matters as appropriate. The parties agreed that either the Company or Consultant may request a quarterly review by a designated third party reviewer, whom shall determine if the Company has the right to terminate the Agreement earlier for non-performance by the Consultant. The Agreement also contains other customary and standard provisions. The convertible note liability will be recorded as the quarterly benchmarks are reached.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At December 31, 2015, the principal and accrued interest under the Note was $112,500, $2,663, respectively and the note discount was $87,722.

The components of the convertible notes payable discussed in Note 10 at December 31, 2015 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion	$451,583	$194,659	$256,924
Convertible notes, long term portion	225,000	175,445	49,555
	$676,583	$370,104	$306,479

First Amendment to the Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC ("Birch First Capital") and Birch First Advisors LLC ("Birch Advisors") executed the First Amendment to the Settlement Agreement (the "First Amendment"), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the "Original Amended Note") in the original amount of USD $300,000 (the "Original Amended Note Amount"), the convertible debenture (the "Original New Note") in the original amount of USD $300,000 (the "Original New Note Amount") and the original consulting agreement (the "Original Consulting Agreement") dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No.1") in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum with interest commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year "cashless" stock purchase warrant (the "Warrant No.1") for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No. 2") in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement") on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year "cashless" stock purchase warrant (the "Warrant No.2") for the right to purchase up to 1,000,000 shares of common stock of the Company (the "Common Warrant Shares") each month a strike price of $0.001 per share (the "Exercise Price"), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the "Assigned Note") between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital. In addition, each of the agreements contains customary representations and warranties provisions.

Birch First Warrant Transfer – Voting Trust

On March 14, 2017, Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company (“Birch First Capital”) executed that certain Voting Trust Agreement, of which the Company approved, in which Birch First Capital agreed to the assignment and transfer of the ownership interest of its stock purchase warrant (the “Warrant”) for the right to purchase a total of 4,000,000 shares of Series B Preferred Stock, owned and held by Birch First Capital to the Voting Trustee, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 40,000 shares Series B Preferred Stock, and 3,960,000 shares of Common Stock, to be held by the Voting Trustee in the Voting Trust for the benefit of Birch First Capital, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

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

NOTE 14. EQUITY INCENTIVE PLAN

Effective October 15, 2015, the Company adopted the Equity Incentive Plan (the “Plan”) whereby the Company may issue common stock, not to exceed 25,000,000 shares of common stock of the Company (the “ Stock Award ” or “ Stock Awards ”), or grant options to acquire common stock of the Company (the “ Option ” or “ Options ”), (the “ Stock ”), which may be in the form of Stock Awards, or “incentive stock options” (“ ISOs ”) intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “ Code ”), or “non-qualified stock options” (“ NQSOs ”).

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

Equity Purchase Agreement and Registration Agreement with Tarpon Bay Partners LLC

On July 14, 2015, we entered into an Equity Purchase Agreement (the “Purchase Agreement” or “Equity Line”) and Registration Rights Agreement (the “Registration Agreement”) with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon is obligated, providing the Company has met certain conditions, including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to $5,000,000 of the Company’s common stock at the rates set forth in the Purchase Agreement. In conjunction with the Equity Line, the Company issued a promissory note to Tarpon for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a reduction in additional paid-in capital since the transaction costs relate to equity financing.

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

Ricketts and Antol Stock Transfer – Voting Trust

On or about March 14, 2017, Dr. James G. Ricketts, and Stephen Antol (each a Stockholder) executed a Voting Trust Agreement, which the Company approved in advance, in which each of the Stockholder, jointly and severally, agreed to each deposit with the Voting Trustee a total of 500,000 shares of Series B Preferred Stock (for a total of 1,000,000 shares), owned and held by each of them as Stockholders, as referenced in the execution of two (2) separate assignments, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be converted by the Company and Voting Trustee into a total of 5,000 shares of Series B Preferred Stock each (for total of 10,000 shares), and 495,000 shares of Common Stock each (for a total totaling 990,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each such Stockholder, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

Common Stock

As of May 8, 2017, the Company had 136,518,799 shares of common stock issued and outstanding.

Subsequent to our year ended December 31, 2015, and to the filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the year ended December 31, 2016:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

The Company issued 16,964,364 shares of common stock to LG in satisfaction of principle and accrued interest reductions aggregating $7,541;

The Company issued 38,880,995 shares of common stock to Adar in satisfaction of principle reductions aggregating $32,713; and

The Company issued 34,768,337 shares of common stock to EMA in satisfaction of principle reductions aggregating $14,160.

At December 31, 2015, the Company had 27,722,266 shares of common stock issued and outstanding.

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

Pursuant to Form 8K filed with the SEC on November 2, 2015, the Company stated that “[e]ffective October 15, 2015, the Company effectuated the actions contained in this Section hereinabove. Although, the corporate action described did include the approval by the voting shareholders of a reverse stock split of up to 1 for 1,000, such effectuated action did not effect an actual (or specific) reverse split on such date, but rather provided for a future approval only. Subject to such approval, the Board of Directors were granted the right to effect a reverse split at any time during the following one year period, at a ratio (between 1 for 1,000), and on such determined “effective date” deemed appropriate by the Board Directors, at such time (which subsequently was determined later to be August 26, 2016).

On August 26, 2016, the Board of Directors decided that it was in the best interest of the Company to approve a reverse split of the Company's Common Stock at a specified ratio of 1:1,000, as a condition of the execution of WOD Definitive Agreement, as described more fully under Subsequent Events in Item 12 herein, pursuant to the prior approval effective as of October 15, 2015, as referenced in Form 8K filed with the SEC on September 2, 2016. Further, the Company confirmed that at the effective time of the reverse stock split, all of the outstanding shares of our outstanding Common Stock were automatically converted into a smaller number of shares, at the reverse split ratio of 1:1,000, on the effective date.

However, due to the fact, that on August 26, 2016, the Company was delinquent on certain required SEC quarterly filings for year ending 2016, it was determined by the Board of Directors that the “effective date” of the reverse stock split, could not be the same date as the approval date of August 26, 2016, and therefore, the “effective date” had to be postponed until such time as the Company became current as a fully reporting company. Separately, until the Company was current on its filings, the Company could not notify its shareholders about the “effective date” of the reverse split, which would also be subject to approval by FINRA.

Therefore, the Company advises that it intends to define an “effective date” of the reverse stock split as soon as possible after the Company becomes current as a fully reporting company, and complete the required filing with the State of Florida, at which time notice of the “effective date” will be provided to the Company’s shareholders under Form 8K and FINRA, as applicable.

Holders of record of the Common Stock and Series B Convertible Preferred Stock at the close of business on the Record Date were entitled to participate in the written consent of our shareholders. Each share Common Stock was entitled to one vote and each share of Series B Convertible Preferred Stock was entitled to vote 1:1,000 to each share of Common Stock.

Reverse Split

On the effective date of the Reverse Split as determined by the Company when applicable (the “Effective Date”), all of the outstanding shares of our outstanding Common Stock will automatically converted into a smaller number of shares, at the reverse split ratio of 1:1,000.

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

Potential Effects of The Reverse Split

For each holder of Common Stock, the number of shares held on the Effective Date will be reduced by the Reverse Split as follows: the number of shares held before the Reverse Split will be divided by 1,000, and if the result had a fractional component, the result is that cash will be given in lieu of any fractional shares. By way of example, a shareholder with 100,000 shares of Common Stock before the Reverse Split will hold 100 shares of Common Stock upon completion of the Reverse Split and will receive cash in lieu of the fractional remaining share.

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

Effect on Authorized and Outstanding Shares. Based on the stockholdings of shares of Common Stock issued and outstanding on the Effective Date. As a result of the Reverse Split, the number of shares of capital stock issued and outstanding (as well as the number of shares of Common Stock underlying any options, warrants, convertible debt or other derivative securities) on the Effective Date will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of the Reverse Split, divided by one thousand (1,000), minus any shares that were eliminated with cash in lieu of fractional shares.

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to the Reverse Split will remain the same. It is not anticipated that the Company's financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company's business would materially change, solely as a result of the Reverse Split. The Reverse Split will be effectuated simultaneously for all of the Company's Common Stock and the exchange ratio was the same for all shares of the Company's Common Stock. The Reverse Split will affected all of our shareholders uniformly and will not affect any shareholder's percentage ownership interests in the Company or proportionate voting power, except to the extent caused by the exchange of cash in lieu of fractional shares. The Reverse Split will not alter the respective voting rights and other rights of shareholders.

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

Share Certificates

Following the Reverse Split, the share certificates held will continue to be valid. In the future, new share certificates will reflect the reverse split, but this in no way will affect the validity of current share certificates.

Warrants Issued for Services

As of December 31, 2015, and 2014, warrants outstanding were 2,307 and 1,002,307, respectively. The Company issued no warrants in the twelve months ending December 31, 2015.

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

The following table summarizes the warrant activity for the years ended December 31, 2015 and 2014:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2013	1,538	$195.00
Granted	1,000,769	$2.29
Exercised	-	-
Expired/Cancelled	-	-
Balance, December 31, 2014	1,002,307	$259
Granted	-	$-
Exercised	-	-
Expired/Cancelled	(1,000,000)	(2)
Balance, December 31, 2015	2,307	$260
Exercisable at December 31, 2015	2,307	$260

The weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2015 were $260 and .003 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2015 was $0.

NOTE 16. ACQUISITION

Gaming License and Securities Purchase Agreement

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

First Amendment; Securities Purchase Agreement and Note

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

Second Amendment; Securities Purchase Agreement

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

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

Joint Venture Termination Agreement, Note Modification, and Assignment; Transfer of Subsidiary

On or about March 14, 2017, the Company and H Y H Investments, S.A. (“HYHI”), a Honduras corporation executed a Joint Venture Termination Agreement (the “JV Termination Agreement”), in which the entire Joint Venture set forth in the original Joint Venture Agreement (the “Joint Venture”), dated May 20, 2016, was rendered null and void, except for the validity and enforceability of a total of Three Million Nine Hundred Thousand Dollars (US$3,900,000) represented by the first eight (8) quarterly payments of the original Amended and Restated Redeemable Note issued on or about May 20, 2016 in the amended principal amount of Four Million Nine Hundred Thousand Dollars (USD $4,900,000), in relation to the following payments: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note, thus cancelling the final two (2) quarterly payments (seventh and eighth quarterly payments) of Five Hundred Thousand Dollars (USD $500,000) each for a reduction of One Million Dollars (UD$1,000,000) of the principal amount of the Amended and Restated Redeemable Note, pursuant to the terms of the Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), attached as Exhibit A to the JV Termination Agreement, and any and all existing operations, including, but not limited to, all of the assets and liabilities of the Joint Venture remained in Elite Data Holdings S.A., a Honduras corporation (“EDH”), as a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EGV”), with the ownership interest of EGV assigned and transferred to HYHI and/or its assigns as set forth in the Assignment (the “Assignment”), attached as Exhibit A-1 to the Note Cancellation Agreement, including other terms and conditions set forth therein.

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

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

Note Cancellation and Extinguishment Agreement

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers, no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

Baker Myers Warrant Transfer – Voting Trust

On March 14, 2017, Baker Myers executed that certain Voting Trust Agreement, of which the Company approved, in which Baker Myers agreed to the assignment and transfer of the ownership interest of its stock purchase warrant (the “Warrant”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock, owned and held by Baker Myers, to the Voting Trustee, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 30,000 of Series B Preferred Stock, and 2,970,000 shares of Common Stock, to be held by the Voting Trustee in the Voting Trust for the benefit of Baker Myers, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

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

Birch First Warrant Transfer – Voting Trust

On March 14, 2017, Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company (“Birch First Capital”) executed that certain Voting Trust Agreement, of which the Company approved, in which Birch First Capital agreed to the assignment and transfer of the ownership interest of its stock purchase warrant (the “Warrant”) for the right to purchase a total of 4,000,000 shares of Series B Preferred Stock, owned and held by Birch First Capital to the Voting Trustee, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 40,000 shares Series B Preferred Stock, and 3,960,000 shares of Common Stock, to be held by the Voting Trustee in the Voting Trust for the benefit of Birch First Capital, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

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

Ricketts and Antol Stock Transfer – Voting Trust

On or about March 14, 2017, Dr. James G. Ricketts, and Stephen Antol (each a Stockholder) executed a Voting Trust Agreement, which the Company approved in advance, in which each of the Stockholder, jointly and severally, agreed to each deposit with the Voting Trustee a total of 500,000 shares of Series B Preferred Stock (for a total of 1,000,000 shares), owned and held by each of them as Stockholders, as referenced in the execution of two (2) separate assignments, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be converted by the Company and Voting Trustee into a total of 5,000 shares of Series B Preferred Stock each (for total of 10,000 shares), and 495,000 shares of Common Stock each (for a total totaling 990,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each such Stockholder, in accordance with the terms of the Voting Trust Agreement (as described more fully herein).

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

Joint Venture Termination Agreement, Note Modification, and Assignment; Transfer of Subsidiary

On or about March 14, 2017, the Company and H Y H Investments, S.A. (“HYHI”), a Honduras corporation executed a Joint Venture Termination Agreement (the “JV Termination Agreement”), in which the entire Joint Venture set forth in the original Joint Venture Agreement (the “Joint Venture”), dated May 20, 2016, was rendered null and void, except for the validity and enforceability of a total of Three Million Nine Hundred Thousand Dollars (US$3,900,000) represented by the first eight (8) quarterly payments of the original Amended and Restated Redeemable Note issued on or about May 20, 2016 in the amended principal amount of Four Million Nine Hundred Thousand Dollars (USD $4,900,000), in relation to the following payments: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note, thus cancelling the final two (2) quarterly payments (seventh and eighth quarterly payments) of Five Hundred Thousand Dollars (USD $500,000) each for a reduction of One Million Dollars (UD$1,000,000) of the principal amount of the Amended and Restated Redeemable Note, pursuant to the terms of the Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), attached as Exhibit A to the JV Termination Agreement, and any and all existing operations, including, but not limited to, all of the assets and liabilities of the Joint Venture remained in Elite Data Holdings S.A., a Honduras corporation (“EDH”), as a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EGV”), with the ownership interest of EGV assigned and transferred to HYHI and/or its assigns as set forth in the Assignment (the “Assignment”), attached as Exhibit A-1 to the Note Cancellation Agreement, including other terms and conditions set forth therein.

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note.

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

Pursuant to the terms of the Cancellation Transaction and Assignment between Company and Baker Myers on March 14, 2017, Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers was assigned and transferred to Baker Myers, resulting in the entity no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

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

Definitive Agreement for the Acquisition of WOD Markets LLC

On August 26, 2016, the Company and the controlling shareholders of WOD Market LLC ("WOD"), a Colorado limited liability company (“WOD”), executed a definitive agreement (the "WOD Definitive Agreement"), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in WOD, in the form of three (3) separate closings, subject to the following terms and conditions:

(a) First Closing . On August 26, 2016 (the "First Closing" or "Initial Closing"), the Company would acquire a total of twenty percent (20%) of the ownership interest of WOD in an equity exchange in which the controlling shareholders of WOD would assign and transfer a total of 200 units of membership interests (the "WOD Units") to the Company in exchange for a total of 100,000 shares of Series B Preferred Stock of the Company (the "New DEAC Shares"), issued by the Company to the controlling shareholders of WOD.

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

Amendment No. 2 to the Definitive Agreement

On or about March 14, 2017, the Company and WOD MARKET LLC, a Colorado limited liability company ("WOD"), and WOD Holdings Inc., a Delaware corporation (“WODH”), a newly formed entity, owned and held by Brenton Mix and Taryn Watson, individually (collectively referred to as the "WOD Controlling Member(s)"), executed amendment No.2 to the definitive agreement (the "Amendment No.2"), pursuant to which the parties agreed to the following amended abbreviated terms:

1. The definition of Second Closing and Third and Final Closing in the Original Agreement was amended and restated as follows:

“Second Closing shall be amended and replaced with the meaning of Subsequent Closings, as described and set forth in Schedule 1.1, as amended.”

“Third and Final Closing shall be amended and replaced with the meaning of Subsequent Closings, representing a closing on the Controlling Equity Ownership, as described and set forth in Schedule 1.1, as amended.”

2. Section 1.1 of the Original Agreement was amended and restated as follows:

“Section 1.1 Acquisition of WOD. Upon the terms and subject to the conditions set forth in this Agreement, DEAC shall acquire, from the WOD Controlling Member(s), a certain percentage of the ownership interest in WOD (the “Equity Ownership”), equal to not less than sixty percent (60%) of the total Equity Ownership (the “Controlling Equity Ownership”), in a series of closings in the form of one or more capital contributions and equity exchanges, upon which WOD shall become a controlled subsidiary of DEAC, after the closing on the Controlling Equity Ownership has occurred, as described and set forth in Schedule 1.1 hereto.”

3. Section 1.2 of the Original Agreement was amended and restated as follows:

Section 1.2 Agreement to Exchange WOD Units for New DEAC Shares . Pursuant to Section 1.1 hereinabove, (i) WOD shall assign, transfer, convey and deliver the WOD Units to DEAC; and in consideration and exchange therefor, DEAC shall; (ii) issue and deliver the New DEAC Shares into Trust (as hereinafter defined), in such amounts as described and set forth in Schedule 1.2 hereto (collectively referred to as the " Equity Exchange(s) ").

4. Section 8.2(d) of the Original Agreement was amended and restated as follows:

“(d) By either DEAC or WOD, if the closing on the Controlling Equity Ownership shall not have consummated before December 31, 2018; provided, however , that this Agreement may be extended by written notice of either WOD or DEAC if such closing shall not have consummated as a result of WOD or DEAC having failed to receive all required regulatory approvals or consents with respect to this transaction or as the result of the entering of an order as described in this Agreement; and further provided, however , that the right to terminate this Agreement under this Section 8.2(d) shall not be available to any party whose failure to fulfill any obligations under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur on or before this date;”

5. The second paragraph of Section 8.3 of the Original Agreement was amended and restated as follows:

“Notwithstanding the foregoing, on the date of termination, WOD Controlling Members shall have the right to either (a) request the delivery of the proportional New DEAC Shares represented by the Equity Exchanges, held in Trust (as hereinafter defined), in which DEAC shall retain any and all ownership interest in WOD Units owned and held as of such date, or (b) forfeit any and all proportional New DEAC Shares held in Trust (as hereinafter defined), representing the Equity Exchanges as of such date, and request DEAC to return all WOD Units owned and held as of such date, first Initial Shares for Initial Closing Units, and then, in exchange for a payment from WOD or WOD Controlling Members, at the sole discretion of DEAC, in the form of either (i) a cash payment equal to two times (2x) the amount of the aggregate total of all Additional Capital Contributions (as defined in Schedule 1.1 herein) made by DEAC as of such date, or (ii) a stock payment equal to two and one half times (2.5x) the amount of the aggregate total of all Additional Capital Contributions (as defined in Schedule 1.1 herein) made by DEAC as of such date, to be issued in a parent entity of WOD, if such exists at the time, at a per share price and type of securities mutually determined at such time. Separately, DEAC shall be required to repay any outstanding balance of Interim Financings provided by WOD as set forth in Schedule 1.4(c) herein. Upon the completion of a termination, neither party shall have any further obligations to the other thereafter, except as otherwise provided for herein in this Agreement.”

6. Section 1.4(b) of Schedule 1.4 of the Original Agreement was amended and restated as follows:

“(b) Books and Records . On or before the next Subsequent Closing after the First Closing as set forth in Schedule 1.1 herein, DEAC shall complete all necessary corporate actions to effect any and all outstanding DEAC corporate matters, including, but not limited to, SEC filing of Form 10K for the period ending December 31, 2015, Form 10Q for period ending March 31, 2016, Form 10Q for period ending June 30, 2016, and other documentation required for DEAC to become a compliant and fully reporting public company (the " SEC Filing "), and on or before a Subsequent Closing related to the Second Capital Threshold as set forth in Schedule 1.1 herein, WOD shall complete all necessary corporate actions to effect any and all outstanding WOD corporate matters, including, but not limited to, two years of audit financials for period ending December 31, 2014, December 31, 2015, and December 31, 2016, including any other applicable year-end audit, and interim reviewed financials for period ending the most recent financial quarter in the applicable year, in accordance with US GAAP (the " Books and Records "), in form acceptable to DEAC and its auditors. Separately, DEAC must be current with all federal tax return filings for periods ending 2013, 2014, 2015, 2016 and any other applicable year on or before a Subsequent Closing related to the Second Capital Threshold.”

7. Schedules 1.1 and 1.2 of the Original Agreement were amended and restated, as more fully described in Exhibit I, attached hereto and incorporated by reference as being a part of the Original Agreement, as amended.

8. Schedule 1.4(c) of the Original Agreement, as amended, was amended further to reflect the resignation of Sarah Myers as the Secretary, Treasurer and Director of the Company, and the concurrent new appointment of Richard Phillips as the Secretary and Treasurer, in addition to his current position as a member of the Board of Directors of the Company, effective immediately.

9. Schedule 1.4 of the Original Agreement was amended to include the addition of Section 1.4(g) related to new contractor agreements as follows:

“(g) New Contractor Agreements . As a condition of the First Closing, as amended, DEAC has agreed to the execution of two (2) new contractor agreements: (A) Brenton Mix, as Chief Executive Officer and Chief Financial Officer of DEAC, in the form attached hereto as Exhibit C, and (B) Richard Phillips, as the Secretary and Treasurer of DEAC, in the form attached hereto as Exhibit D.”

Joint Venture Agreement to Exhibit I of Amendment No. 2 to the Definitive Agreement

On or about March 14, 2017, the Company WOD Holdings Inc., a Delaware corporation (“WODH”) executed a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to Exhibit I of the Amendment No. 2 to the Definitive Agreement (the “Amendment No. 2”), whereby the parties agreed to form a Joint Venture (the “Joint Venture”) to further develop and manage the current business of WOD Market LLC, a Colorado limited liability company, as a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services.

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 18,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH is being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company.

Contractor Agreements to Exhibit C & D of Amendment No. 2 to the Definitive Agreement

On or about March 14, 2017, the Company and Brenton Mix, an individual (and, also the Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company) (“Mix”) executed a Contractor Agreement (the "Mix Agreement") to formalize the engagement Mix (pursuant to his original appointment dated January 10, 2107) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of three (3) years from the date of execution, and renewal for two (2) successive one (1) year terms unless terminated early. The Company agreed to compensate Mix in the form of (a) a total of $10,000 per month for the first year, $12,500 per month for the second year, $15,000 per month for the third year, and $20,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Mix’s discretion, pursuant to the Company's Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

On or about March 14, 2017, the Company and Richard Phillips, an individual (and, also the Secretary, Treasurer and Director of the Company) (“Phillips”) executed a Contractor Agreement (the "Phillips Agreement") to formalize the engagement Phillips (pursuant to his original appointment dated January 10, 2107 and further appointment on March 14, 2017) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of two (2) years from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Phillips in the form of (a) a total of $1,250 per month for the first six months of the first year, $2,500 per month for the second six months of the first year, $5,000 per month for the second year and for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Phillips’s discretion, pursuant to the Company's Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

Separation and Settlement Agreements with Resigning Officers & Directors

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On January 10, 2017, the Company and Brenton Mix, an individual (the newly appointed Chief Executive Officer, President, Chief Financial Officer and Director) (the "Mix") executed a Board of Directors Services Agreement (the "Mix Services Agreement"), in which the Company agreed to pay to Mix a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company's Stock Option Plan effective as of August 27, 2015, and further agreed to provide certain legal protections of Mix from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Mix Services Agreement, pursuant to the terms of the Indemnification Agreement (the "Mix Indemnification Agreement"), referenced by exhibit therein, executed on even date therewith.

On January 10, 2017, the Company and Richard Phillips, an individual (a newly appointed Director) (the "Phillips") executed a Board of Directors Services Agreement (the "Phillips Services Agreement"), in which the Company agreed to pay to Phillips a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company's Stock Option Plan effective as of August 27, 2015, and further agreed to provide certain legal protections of Phillips from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Phillips Services Agreement, pursuant to the terms of the Indemnification Agreement (the "Phillips Indemnification Agreement"), referenced by exhibit therein, executed on even date therewith.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 14, 2017, the Company accepted the resignation of Sarah Myers as the Secretary and Treasurer of the Company, effective immediately. Concurrently, on March 14, 2017, the Company appointed Richard Phillips as Secretary and Treasurer of the Company, in addition to his current positon as a member of the Board of Directors of the Company. There was no disagreement between Ms. Myers and the Company.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2015, of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15(f) and 15d15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Set forth below is certain information with respect to our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by our board of directors and serve at its discretion. Our bylaws provide that the board of directors shall consist of at least one member but the number may be increased, or decreased to not less than one, from time to time, either by the directors by adoption of a resolution to such effect or by the stockholders by amendment of the By Laws. Our board of directors currently consists of three members. The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position
Brenton Mix	45	Chief Executive Officer, Chief Financial Officer, and Director
Richard Phillips	65	Secretary, Treasurer, and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Brenton Mix

Chief Executive Officer, Chief Financial Officer, and Director

Mr. Mix has been an entrepreneur/CEO for nearly three decades. Starting in 1992 with a $200 investment he co-founded and grew his first company to $40MM in revenue, 2,000 employees and locations in North America, Central America and Asia. Exiting in early in the year 2000, he went on to found The Mix Group which generated tens of millions in revenue, billions in product sales and had operations spanning the globe through the 2000s.

Richard Phillips

Secretary, Treasurer and Director

Mr. Philips brings more than 20 years of Board, CEO, and C-Suite advisory services experience to WOD Market and has led hundreds of senior-level engagements in multiple industry sectors. Before joining the firm, Rich was a Partner at several global consulting firms in their North American headquarters in New York, N.Y. There, he worked on senior-level assignments in a variety of industry sectors including Financial Services, Telecommunications, Mail Management, Information Technology, Higher Education, e-Commerce, Energy, Software-as-Service, Data Services, Retail, and Early-Stage Investment Capital.

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

An official Code of Ethics has been finalized by the Board of Directors and made available upon request by a shareholder of the Company. We will describe the nature of amendments to the Code on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the Code that we may grant. Information about amendments and waivers to the Code will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

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

Shareholder Communications

The Company provides access for its shareholders to the Company via telephone and its web site, www.elitedata.io. Shareholders are able to, and encouraged to, view all of the Company’s SEC filings as well as gain knowledge about the Company’s activities and developments that affect the shareholder’s relationship with the Company. The Company has retained the services of a dedicated professional that provides functions related to the development and distribution of shareholder communications.

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

The following table shows the compensation paid during the years ended December 31, 2015 and 2014 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Steven Frye [1]	2015	$-	$-	$-	$54,794	$54,794
Former CEO, CFO, President, and Director	2014	$-	$-	$-	$-	$-

Sarah Myers [2]	2015	$-	$-	$-	$-	$-
President, COO, Treasurer, Secretary, and Director	2014	$-	$-	$-	$-	$-

Charles Rimlinger [3]	2015	$-	$-	$-	$-	$-
Chief Executive Officer and Director	2014	$-	$-	$-	$-	$-

Stephen Antol [4]	2015	$-	$-	$-	$15,348	$-
Chief Financial Officer	2014	$-	$-	$-	$-	$-

Dr. James Ricketts [5]	2015	$-	$-	$-	$-	$-
Chairman, Vice President of Investor Relations	2014	$-	$-	$-	$-	$-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on May 8, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At May 8, 2017, 136,578,799 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership [1]
Brenton Mix [2]	0	0.00%
Richard Phillips [3]	0	0.00%
Eilers Law Group P.A., William Robinson Eilers, Esq., as Trustee [4]	0	0.00%
All executive officers and directors as a group (three persons)	0	0.00%

___________________

1 Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 136,578,799 shares of common stock, outstanding at May 8, 2017.

2 Mr. Brenton Mix is our Chief Executive Officer, Chief Financial Officer and Director.

3 Ms. Richard Philips is our Secretary, Treasurer and Director.

4 Mr. William Robinson Eliers, Esq., principal of Eilers Law Group P.A. is a Trustee of a Voting Trust established on March 14, 2017, between the Company and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC (each a “Stockholder”, and collectively referred to as the “Stockholders”) and Eilers Law Group, PA (the “Voting Trustee”), upon the execution of the Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the parties agreed to deposit certain securities of the Company, in the form and common stock, preferred stock convertible into common stock, and warrants for the issuance of Series B preferred stock convertible into common stock of the Company, under certain terms and conditions.

Pursuant to the terms of that certain Definitive Agreement (the “Definitive Agreement”), dated August 26, 2016, as amended, by and between the Company and WOD Markets LLC, a Colorado limited liability company, and Amendment No. 2 to the Definitive Agreement (the “Amendment No. 2”), dated February 24, 2017, by and between the Company and WOD Holdings Inc., a Delaware corporation (“WODH”), the Company agreed to issue to and deposit with the Voting Trustee a certain amount of Shares equal to a total of 199,000 shares of Series B Preferred Stock, and 19,801,000 shares of Common Stock, respectively, after the completion by the Company of a reverse split of 1:1000 of its Common Stock, as referenced in the execution of an assignment, to be held in the Voting Trust for the benefit of WODH (also referred to herein as a “Stockholder”), pursuant to certain terms of the Definitive Agreement, as amended, and Amendment No. 2, and in accordance with the terms of the Voting Trust Agreement.

Further, upon the execution of Voting Trust Agreement, the Company approved in advance, and Dr. James G. Ricketts, and Stephen Antol (each a Stockholder), jointly and severally, agreed to each deposit with the Voting Trustee a total of 500,000 shares of Series B Preferred Stock (for a total of 1,000,000 shares), owned and held by each of them as Stockholders, as referenced in the execution of two (2) separate assignments, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be converted by the Company and Voting Trustee into a total of 5,000 shares of Series B Preferred Stock each (for total of 10,000 shares), and 495,000 shares of Common Stock each (for a total totaling 990,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each such Stockholder, in accordance with the terms of the Voting Trust Agreement.

In addition, upon the execution of the Voting Trust Agreement, the Company approved, and Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company, and Baker & Myers & Associates, LLC, a Nevada limited lability company (each a Stockholder), mutually agreed to the assignment and transfer of the ownership interest into two (2) separate stock purchase warrants (each a “Warrant” and collectively the “Warrants”) for the right to purchase a total of 4,000,000 and 3,000,000 shares of Series B Preferred Stock, respectively, owned and held by each such Stockholder, respectively (totaling 7,000,000 shares), to the Voting Trustee, as referenced in the execution of two (2) separate assignments, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 40,000 shares and 30,000 of Series B Preferred Stock each (for total of 70,000 shares), and 3,960,000 shares and 2,970,000 shares of Common Stock, respectively (for a total totaling 6,930,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each such Stockholder, in accordance with the terms of the Voting Trust Agreement.

As of May 8, 2017, the Trustee held a total of 2,000,000 shares of Series B preferred stock of the Company which provided for a majority of the voting controlling of the Company equal to a vote of 1,000 shares of common stock for every one share of Series B preferred stock held, before the recapitalization set forth herein which will be completed on the Effective Date of the 1 for 1,000 reverse split of the Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 was the Company's independent registered public accounting firm during the year ending December 31, 2015 and until their resignation on November 23, 2016. Effective on January 30, 2017, the Board of Directors of the Company engaged D’Arelli Pruzansky, P.A. (“DP”) to serve as its independent registered accounting firm.

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

Exhibit Number	Description of Exhibit

3.2	Amended Note dated July 22, 2016 by and between Elite Data Services, Inc. and POM (incorporated by reference to the Company’s 8-K filed on July 28, 2016)
3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit A of the Company’s Definitive 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit B of the Company’s Definitive 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit C of the Company’s Definitive 14C filed on September 23, 2015)
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K filed August 29, 2016)

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017).
4.01	Engagement of D’Arelli Pruzansky, P.A. (“DP”) to serve as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 31, 2017).
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company’s 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
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

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015).
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015).
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company's 8-K/A dated July 6, 2015).
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015).
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended June 30, 2015).
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015).
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015).
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015).

10.58	Amended and Restated Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015).
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015).

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference to the Company's 8-K/A filed July 6, 2015).

10.62	Addendum 2 to the Promissory Note dated June 15, 2015 between the Company and Steven Frye (incorporated by reference to the Company's 8-K/A filed July 6, 2015).
10.63

Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015).

31

10.64

Amended Promissory Note between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company's 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015).

10.65

Amended Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company's 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015).

10.66

Strategic Vendor Placement Agreement by and between the Registrant and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company's 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

10.67

Consulting Contract between Elite Data Services, Inc. and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company's 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

10.68

Second Amendment to Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company's 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.70

Sixth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Sarah Myers, including the Amended and Restated Note (incorporated by reference to the Company’s 8-K dated dated May 24, 2016).

10.71

First Amendment Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.72

Independent Contractor Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Dr. James G. Ricketts, including the Subscription Agreement, Services Agreement and Indemnification Agreement (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.73

Independent Contractor Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Stephen Antol, including the Subscription Agreement, and Indemnification Agreement (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.74

Settlement Letter dated May 18, 2016 by and between Elite Data Services, Inc. and JMS Law Group PLLC, including the Convertible Redeemable Note (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.75

Third Amendment to the Securities Purchase Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and H Y H Investments, S.A., including the Joint Venture Agreement, and Amended and Restated Redeemable Note (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.76	Assignment of Ownership Interest dated May 20, 2016 by and between Elite Data Services, Inc. and Elite Data Marketing LLC (incorporated by reference to the Company’s 8-K dated May 24, 2016).
10.77

Definitive Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc., including the Convertible Redeemable Note (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.78

Termination Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Tarpon Bay Partners LLC, including the Amended Tarpon Note (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.79

Certificate of Designation of Series B Convertible Preferred Stock dated May 17, 2016 filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.80

Articles of Organization of Elite Gaming Ventures, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.81

Articles of Organization of Elite Data Marketing, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement (incorporated by reference to the Company’s 8-K dated May 24, 2016).

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K dated July 28, 2016).

10.83	Letter of Intent dated July 22, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K dated July 28, 2016).
10.84	Definitive Agreement dated August 26, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K dated September 1, 2016).
10.85

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between Elite Data Services, Inc. and Charles Rimlinger (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.86

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between Elite Data Services, Inc. and Dr. James G. Ricketts (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.87

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between Elite Data Services, Inc. and Stephen Antol (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.88	Board Member Services Agreement dated January 10, 2017 by and between Elite Data Services, Inc. and Brenton Mix (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.89	Board Member Services Agreement dated January 10, 2017 by and between Elite Data Services, Inc. and Richard Phillips (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.90	Amendment No. 1 to the Definitive Agreement dated January 10, 2017 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.91

Note Cancellation and Extinguishment Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and Baker & Myers & Associates LLC. (incorporated by reference to the Company’s 8-K dated March 20, 2017)

10.92

Joint Venture Termination Agreement, Note Cancellation and Extinguishment Agreement and Assignment dated March 14, 2017 by and between Elite Data Services, Inc. and H Y H Investments, S.A. (incorporated by reference to the Company’s 8-K dated March 20, 2017).

10.93

Amendment No. 2 to the Definitive Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and WOD Market LLC and WOD Holdings Inc.(incorporated by reference to the Company’s 8-K dated March 20, 2017).

10.94	Joint Venture Agreement dated March 14, 2017 by and between Elite Data Services, Inc., and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.95	Contractor Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and Brenton Mix (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.96	Contractor Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and Richard Phillips (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.97

Voting Trust Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC, and Eilers Law Group, PA (incorporated by reference to the Company’s 8-K dated March 20, 2017).

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

Elite Data Services, Inc.

Dated: May 10, 2017	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	May 10, 2017
Brenton Mix

/s/ Richard Phillips	Secretary, Treasurer and Director	May 10, 2017
Richard Phillips

