Form 10-K/A
period 2015-12-31
Elite Data Services, Inc.
filed 2017-10-26
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

(702) 240-9378

(Issuer’s telephone number)

1550 Wewatta St.

Denver, CO 80202

(Former name or former address, if changed since last report)

Registrant’s telephone number including area code: (702) 240-9378

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 11, 2017, the Company had 150,018,799 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K/A2 for the year ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Report contains forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Among the material risks which may impact Forward Looking Statements are the following: the risk that we are unsuccessful in obtaining additional capital through the private sale of common shares, debt and/or convertible debt on commercially reasonable terms and which we require in order to fund the Company’s business; the risk that we are unsuccessful in growing and developing our business, and the risk that our business does not perform to expectations, or does not operate profitably. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Report should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of certain of the risks and factors that may affect the Company’s business.

EXPLANATORY NOTE

On September 27, 2016 (the “Original Filing Date”), the Registrant filed with the SEC a current report on Form 10-K for fiscal year ended December 31, 2015 (the “Original Form 10-K”).

On May 10, 2017, the Company filed a report on Form 10-K/A (the “Amendment”) provides an amended audit report and updated disclosures related to the Company’s operations, including, but not limited to: (1) the active status of the Company as a registered Florida corporation, (2) the status of a certain pending acquisition, (3) business items related to a certain joint venture directly related to the gaming operations in Roatan, Honduras, (4) the status of the 1 for 1000 reverse split of the Company’s common stock previously announced, and (4) internal control procedures disclosure.

This report on Form 10-K/A2 (the “2nd Amendment”) incorporates the changes in the Amendment and provides an updated audit report and changes to the financial statements caused by a review and subsequent need for disclosure of a note having an embedded derivative and certain other items as described in the table below.

Restatement of Prior Year Accounting

The presentation of certain items have changed categories with additional changes to reflect certain items that were not classified as derivatives for the year ended December 31, 2015. The table below presents fairly the explanation of these changes. All were non-cash accounts.

Account	Original Amount	Corrected Amount	Change
Balance Sheet
Derivative Liability	787,438	1,043,217	255,779
Convertible notes payable, net of discount	256,924	180,437	(76,487)
Total Liabilities	1,432,849	1,612,141	179,292

Accumulated deficit	(13,866,420)	(14,045,712)	(179,292)
Total stockholders’ deficit	(1,968,238)	(2,147,530)	(179,292)

Income Statement
Investor relations services	339,726	299,726	(40,000)
General and administrative expense	327,323	338,986	11,663
Loss on extinguishment of debt	3,162,367	3,202,367	40,000
Loss on derivative instruments	285,760	385,039	99,279
Interest expense – other	231,544	299,894	68,350
Net Loss	5,041,244	5,220,536	179,292

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

On August 26, 2016, the Company entered into a definitive agreement to acquire 100% of WOD Market LLC (“WOD”), a Colorado limited liability company and provider of intelligent retail solutions for gym owners and coaches, in three (3) separate closings with the final closing anticipated on October 15, 2016.

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

On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company’s ownership interest held in www.classifiedride.com, an online classified listing website (the “ClassifiedRide”), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the “ClassifiedRide Asset”), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company’s ownership interest in Autoglance LLC, a Tennessee limited liability company (the “Autoglance”), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the “Autoglance Units”), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

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

On May 20, 2016, the Company and H Y H Investments, S.A. (“HYHI”) executed the Third Amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the “Original Purchase Agreement”).

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the “Joint Venture”) executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the “License”) related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the “Initial Funding”).

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the “Total Consideration”), due and payable as follows:

(F)    Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the “Original Amended Note”), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the “Amended and Restated Redeemable Note”) to reflect the original issuance date of January 1, 2016 (the “Restated Issuance Date”), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the “New Principal Amount”), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

 I Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the “Revenue Share Plan”) on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the “Minimum Licensing Fee Payments”) in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the “Licensing Redeemable Note”) for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the “Option”) to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the “Option Payment”), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the “EMBM Assignment”) of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the “Termination”), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter (OTC) OTCBB and OTCQB markets under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the Over-the-Counter market.

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

Our transfer agent is Manhattan Transfer Registrar Company. Their mailing address is 531 Cardens Court, Erie, CO 80516.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company’s Certificate of Incorporation, as amended, and By-Laws.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

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

During the interim period ending September 30, 2017, the Company issued 13,500,000 shares of common stock to EMA in satisfaction of a principle reduction of $1,478 and a penalty of $750.

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

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

During the period ending December 31, 2016, the Company was a technology driven management company which owned and operated online marketing and gaming businesses from two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

On August 26, 2016, Company entered into a purchase agreement to acquire 100% of WOD Market LLC (“WOD”), a Colorado limited liability company a Colorado based provider of intelligent retail solutions for gym owners and coaches in 3 separate closings with the final closing on October 15, 2016. Later, on January 10, 2017, the Company executed the first amendment to the purchase of WOD to extend the second closing date from on or about September 15, 2016 to on or about March 31, 2017, and further extend the third and final closing date from on or about October 15, 2016 to on or about June 30, 2017, respectively.

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

Separately, pursuant to the terms of the Joint Venture with HYHI, we intend to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG is responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the “Initial Funding”).

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

Results from Operations – For the year ended December 31, 2015 as compared to December 31, 2014.

Operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014
Revenue	$1,596	$15,015
Operating expenses	1,183,981	331,124
Other income (expense)	(4,038,151)	(2,041,356)
Net operating loss	$(5,220,536)	$(2,357,465)

Our net loss increased $2,863,071 for our year ended December 31, 2015 from our year ended December 31, 2014. During the year ended December 31, 2015 our operating expenses increased $852,857 from the year ended December 31, 2014. The increase in expenses was mainly comprised increases in non-cash investor relation services of $224,452; non-cash warrant cost increase of $481,156, and a non-cash increase in financing costs of $169,339. Our other income and (expense) increased $1,996,795 in the current year of measurement from the prior year of measurement. This increase was due to increases on the non-cash losses on the conversion of debt of $1,800,919; an increase of a non-cash loss on derivative instruments of $620,022; a non-cash increase loss on the settlement of debt of $85,842 and an increase in interest expense of $39,053. The non-cash settlement charge of $85,842 was in regards to the Birch First Capital Fund, LLC Settlement Agreement. These increased losses were offset by a decrease in an impairment of intangible asset of $589,041 incurred in the prior year of measurement.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $1,730 and our working capital deficit was $1,431,119. In 2015, we generated revenues of $1,596 and a net loss of $5,220,536 as compared to 2014 revenues of $15,015 and a net loss of $2,357,465. The net loss for the current period of measurement is mainly comprised of non-cash expenses aggregating $4,883,146. As of December 31, 2015, we have a cumulative net loss of $14,045,712. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging . Pursuant to ASC 815, “ Derivatives and Hedging “. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

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

On July 14, 2015, (“Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 in our Company in exchange for a convertible promissory note that bears interest at 12% per annum. The Company netted cash proceeds of $135,000 after brokerage and legal fees additionally issuing EMA 100,000 shares of Common Stock of the Company as a loan fee. Six months after the effective date of the note, EMA can convert any unpaid balance of the note into common stock at either the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date or 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. The note became convertible on January 14, 2016. At the time of the filing of this Report, EMA has converted a total of $14,160 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $142,340.

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

On May 24, 2016, the Company and Tarpon Bay Partners LLC (“Tarpon”) executed a Termination Agreement (the “Termination Agreement”), in which the parties agreed to cancel the original Equity Purchase Agreement (the “Original Purchase Agreement”), dated July 14, 2015 (except for the original Promissory Notes (the “Original Tarpon Note”) which was amended and restated as set forth below), in the original amount of USD $50,000, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company’s common stock.

In exchange for the Termination Agreement, the Company agreed to:

(F)    amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the “Amended Tarpon Note”), in the principal amount of $50,000, at ten percent (10%) interest per annum commencing on July 14, 2015 (the “Effective Date”), to be due and payable to Tarpon by the Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company’s common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein, and

(b) execute a new Equity Purchase Agreement (the “New Purchase Agreement”), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company’s common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

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

The Company and has accumulated a deficit of $14,045,712 at December 31, 2015. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “ Summary of Significant Accounting Policies “ in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015, describes our significant accounting policies which are reviewed by management on a regular basis.

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

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Elite Data Services, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $14,045,712 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 16, 2016 except for Note 18 October 16, 2017

ELITE DATA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Restated)

	December 31,
	2015	2014
CURRENT ASSETS:
Cash	$1,730	$659
Prepaid expense	-	820,882
Total Current Assets	1,730	821,541

OTHER ASSET:
Deposit	100,000	-
Total Assets	$101,730	$821,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$251,527	$606,221
Line of credit payable	-	151,000
Loans from a related party	136,960	139,029
Loan payable	-	13,325
Contingent consideration payable	-	566,212
Derivative instrument liability	1,043,217	-
Note payable, net of discount of $50,000	-	-
Convertible notes payable, net of discounts of $194,659	180,437	-
Total Current Liabilities	1,612,141	1,475,787

LONG TERM DEBT:
Convertible note payable, net of discount of $175,445	49,555	-
Convertible Note payable, related party	587,564	587,564
Total Liabilities	2,249,260	2,063,351

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series A authorized; issued and outstanding 0, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 25,595,902 and 19,219,070, respectively	2,771	1,922
Additional paid-in capital	11,820,411	7,581,444
Subscription stock not issued	75,000	-
Deficit accumulated	(14,045,712)	(8,825,176)
Total Stockholders’ Deficit	(2,147,530)	(1,241,810)
Total Liabilities and Stockholders’ Deficit	$101,730	$821,541

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Restated)

	2015	2014

REVENUES	1,596	15,015
OPERATING EXPENSES
Consulting services	63,794	43,840
Project development costs	319	29,139
Investor relations services	299,726	75,274
Warrants issued for services	481,156	-
General and administrative	338,986	182,871
Total Operating Expenses	1,183,981	331,124

LOSS FROM OPERATIONS	(1,182,385)	(316,109)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(3,202,367)	(1,361,448)
Impairment of intangible asset	-	(589,041)
Loss on derivative instruments	(385,039)	-
Settlement of debt	(85,842)	-
Interest expense - related party	(65,009)	(58,842)
Interest expense - other	(299,894)	(32,025)
Total Other Expense	(4,038,151)	(2,041,356)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,220,536)	(2,357,465)
PROVISION FOR INCOME TAX	-	-

NET LOSS	$(5,220,536)	$(2,357,465)

Basic and Diluted Per Share Data:
Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.14)

Weighted Average Common Shares Outstanding:
Basic and diluted	23,645,245	16,393,316

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stoc		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares (1)	Amount	Receivable	Capital	Deficit	Deficit
Balance, December 31, 2013	-	-	150,488	15	$155,000	$4,907,380	$(6,467,711)	$(1,403,316)
Rounding adjustment	-	-	38	-	-	-	-	-
Common stock issued for debt conversion	-	-	3,403,620	340	-	1,701,470	-	1,701,810
Common stock issued for services	-	-	750,000	75	-	374,925	-	375,000
Warrants issued	-	-	-	-	-	522,684	-	522,684
Shares issued for intangible assets	-	-	14,765,000	1,477	-	-	-	1,477
Subscription agreements exercised	-	-	150,000	15	(75,000)	74,985	-	-
Subscription agreements not exercised	-	-	-	-	(80,000)	-	-	(80,000)
Net loss for the year	-	-	-	-	-	-	(2,357,465)	(2,357,465)
Balance, December 31, 2014	-	$-	19,219,070	$1,922	$-	$7,581,444	$(8,825,176)	$(1,241,810)
Sale of common stock			25,000	3		24,997		25,000
Issuance of common stock for conversion of debt			7,986,810	797		4,141,491		4,142,288
Issuance of common stock for compensation			391,386	39		54,755		54,794
Issuance of common stock for fees			100,000	10		17,724		17,734
Subscription stock unissued	-	-	-	-	75,000	-	-	75,000
Net loss for the year	-	-	-	-	-	-	(5,220,536)	(5,220,536)
Balance, December 31, 2015	-	$-	27,722,266	$2,771	$75,000	$11,820,411	$(14,045,712)	$(2,147,530)

_____________

(1)

On the effective date of the reverse split, all outstanding shares of the Company’s common stock were converted at the reverse split ratio of 1 for 1,300. This has been presented on a retroactive basis in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(5,220,536)	$(2,357,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	598,041
Loss on extinguishment of debt	3,202,367	1,361,448
Stock compensation for investor relations, consulting and finance costs	484,754	35,274
Warrants issued for services	481,156	41,528
Loss on derivative instruments	385,039	-
Non-cash interest expense	234,983	-
Non-cash settlement costs	85,842	-
Non-cash finance costs	65,768	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	60,767	213,019
Net cash used in operating activities	(219,860)	(117,155)

INVESTING ACTIVITY:
Deposit	(100,000)	-
Net cash used in investing activity	(100,000)	-

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	-
Proceeds from notes payable		13,325
Net proceeds from convertible promissory notes	413,000	-
Repayment to convertible promissory note	(115,000)	-
Payments to related party	(50,444)	-
Proceeds from related parties	48,375	101,605
Net cash received from financing activities	320,931	114,930

NET INCREASE (DECREASE) IN CASH	1,071	(2,225)
CASH BEGINNING OF YEAR	659	2,884
CASH END OF YEAR	$1,730	$659

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$15,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$-	$1,400
Issuance of common stock in connection with the purchase of Autoglance, LLC	$-	$77
Issuance of common stock for conversion of debt	$4,142,288	$1,701,810
Issuance of common stock for fees	$17,734	-
Issuance of common stock for consulting services	$54,794	$375,000
Note payable for the purchase of classifiedride.com	$-	$587,564

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

Separately, pursuant to the terms of the Joint Venture with HYHI formed on or about May 18, 2016, we intended to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG is responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the “Initial Funding”). See Note 16.

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

NOTE 2. BASIS OF PRESENTATION AND GOING CONCERN

The Company has accumulated a deficit of $13,866,420 at December 31, 2015. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain reclassifications have been made in Consolidated Statement of Operations for the year 2014 to conform to the current year presentation. These reclassifications impacted the classification of certain items within the Consolidated Statement of Operations and the reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders’ deficit.

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

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC Section 605-10-S99, Revenue Recognition, Overall, SEC Materials (“Section 605-10-S99”). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

ASC 740-10-25 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of December 31, 2015 and 2014 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2015 and 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. The Company does not expect the adoption of this amended guidance to have a significant impact on the Company’s consolidated financial statements.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”, (“ASU 2015-11”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective in the first quarter of fiscal year 2018 for the Company, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its condensed consolidated financial statements.

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. (“HYHI”) executed the Third Amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the “Original Purchase Agreement”). Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the “Joint Venture”) executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras. In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the “Total Consideration”), including, but not limited to a convertible note, a revenue share plan, and an initial amount of $100,000, which was paid in the Original Purchase Agreement, as amended, and is the same $100,000 deposit described in this Note 4.

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

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Sarah Myers, an individual (and also the President, Chief Operating Officer and Director of the Company) (“Myers”) executed the Sixth Amendment to the Line of Credit Agreement (the “Sixth Amendment”), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of Revolving Line of Credit Agreement (the “Original LOC Agreement”) dated September 1, 2013, as amended, up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the “Original Myers Note”) dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the “Original Agreements”), whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the “Amended and Restated Note”) in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the “Effective Date”), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a “Maturity Date”), convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

Baker Myers - Asset Purchase and Convertible Note - ClassifiedRide

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

New Company Subsidiary - Elite Data Marketing LLC

On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company’s ownership interest held in www.classifiedride.com, an online classified listing website (the “ClassifiedRide”), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the “ClassifiedRide Asset”), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company’s ownership interest in Autoglance LLC, a Tennessee limited liability company (the “Autoglance”), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the “Autoglance Units”), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

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

Tarpon Bay Partners – Line of Credit – Termination Agreement and Convertible Note

On May 24, 2016, the Company and Tarpon Bay Partners LLC (“Tarpon”) executed a Termination Agreement (the “Termination Agreement”), in which the parties agreed to cancel the original Equity Purchase Agreement (the “Original Purchase Agreement”), dated July 14, 2015 (except for the original Promissory Notes (the “Original Tarpon Note”) which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company’s common stock,

In exchange for the Termination Agreement, the Company agreed to (a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the “Amended Tarpon Note”), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the “Effective Date”), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company’s common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and (b) execute a new Equity Purchase Agreement (the “New Purchase Agreement”), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company’s common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,5 00, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

Termination Agreement to Definitive Agreement for the acquisition of a new subsidiary

Company and Properties of Merit Inc. (“POM”) are parties to that certain Definitive Agreement, dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings with the first closing originally anticipated on or before May 27, 2016, subject to certain performance requirements of both parties prior to each closing.

On July 22, 2016, Elite Data Services, Inc. (the “Company”) and Properties of Merit Inc. (“POM”) executed a Termination Agreement, pursuant to which the parties mutually agreed to terminate the Definitive Agreement dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings, due to, among other reasons, certain events that occurred subsequent to the date of execution of the Definitive Agreement, including, but not limited to, the Company’s inability to (i) become current in its reporting obligations with the Securities and Exchange Commission, and (ii) obtain the financings required to complete the first and subsequent closings to finance the ongoing activities of POM within a reasonable period of time.

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement.

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,952 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

Note Cancellation and Extinguishment Agreement

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

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

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. On December 29, 2015, the Company issued 333,372 shares of common stock to LG in satisfaction of $3,000.00 principal amounts and $94 in accrued interest of convertible notes payable. As of December 31, 2015, the balances outstanding on the LG Note were principle of $49,500, accrued interest was $1,622 and the note discount was $49,911. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. On December 22, 2016, the Company issued 538,793 shares of common stock to Adar in satisfaction of $5,000.00 principal amounts of convertible notes payable. As of December 31, 2015, the balances outstanding on the Adar Note were principle of $47,500, accrued interest was $1,709 and the loan discount was $49,911. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “ Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of December 31, 2015, the balance outstanding on the Note was $156,500, accrued interest was $8,798 and the loan discount was $83,602. At the time of the filing of this Report, EMA has converted a total of $15,638 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $140,862.

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

First Amendment to the Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC (“Birch First Capital”) and Birch First Advisors LLC (“Birch Advisors”) executed the First Amendment to the Settlement Agreement (the “First Amendment”), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the “Original Amended Note”) in the original amount of USD $300,000 (the “Original Amended Note Amount”), the convertible debenture (the “Original New Note”) in the original amount of USD $300,000 (the “Original New Note Amount”) and the original consulting agreement (the “Original Consulting Agreement”) dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No.1”) in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum with interest commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year “cashless” stock purchase warrant (the “Warrant No.1”) for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No. 2”) in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”) on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year “cashless” stock purchase warrant (the “Warrant No.2”) for the right to purchase up to 1,000,000 shares of common stock of the Company (the “Common Warrant Shares”) each month a strike price of $0.001 per share (the “Exercise Price”), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the “Assigned Note”) between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital. In addition, each of the agreements contains customary representations and warranties provisions.

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

	Derivative	Derivative	Loss for
	Liability as of	Liability as of	year ended
	December 31, 2014	December 31, 2015	December 31, 2015

Warrants	$-	$1,043,217	$1,043,217
Amount allocated to note discounts at inception			423,195
Loss for year ended December 31, 2015			$620,022

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

The Company’s financial instruments consisted of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders and convertible debt. The estimated fair value of cash, prepaid expense, deposit, accounts payable and accrued liabilities, line of credit, loan from stockholders approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model, which the Company’s classifies as a level three of the fair value measurement hierarchy.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$-	$-

As of December 31, 2015, the Company had a derivative liability amount of $1,043,217 which was classified as a Level 3 financial instrument.

NOTE 14. EQUITY INCENTIVE PLAN

Effective October 15, 2015, the Company adopted the Equity Incentive Plan (the “Plan”) whereby the Company may issue common stock, not to exceed 25,000,000 shares of common stock of the Company (the “ Stock Award “ or “ Stock Awards “), or grant options to acquire common stock of the Company (the “ Option “ or “ Options “), (the “ Stock “), which may be in the form of Stock Awards, or “incentive stock options” (“ ISOs “) intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “ Code “), or “non-qualified stock options” (“ NQSOs “).

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

Effective October 15, 2015, the Company Restated its Articles of Incorporation and Bylaws, and Equity Incentive Plan increasing the total number of shares of stock of all classes which we shall have authority to issue from 60,000,000 shares to 750,000,000 shares, of which the Common Stock, $0.0001 par value per share, was increased from 50,000,000 shares to 500,000,000 shares (hereinafter called “Common Stock”) and of which the Preferred Stock, $0.0001 par value per share, was increased from 10,000,000 shares to 250,000,000 shares (hereinafter called “Preferred Stock”).

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

The Purchase Agreement has a term of two-years (the “term”) and may be terminated sooner by the Company or if Tarpon has purchased a total of $5,000,000 of the Company’s common stock before the expiration of the term. During the term of the Purchase Agreement, the Company may at any time deliver a “Put Notice” to Tarpon thereby requiring Tarpon to purchase a certain dollar amount (the “Investment Amount”) in exchange for a portion of the Shares (the “Put”), determined by an estimated amount of Shares equal to the investment amount indicated in the Put Notice divided by the closing bid price of the Company’s common stock on the trading day (the “Closing Price”) immediately preceding the date the Put Notice was given (the “Put Date”), multiplied by one hundred twenty-five percent (125%) (the “Estimated Put Shares”). On the trading date preceding the delivery date of such Shares, Tarpon shall deliver payment for the Shares equal to the Company’s requested Investment Amount.

Subject to certain restrictions, the purchase price for the Shares is equal to ninety percent (90%) of the lowest closing bid price, quoted by the exchange or principal market Company’s Common Stock is traded on, on any trading day during the ten (10) trading days immediately after the date the Company delivers to Tarpon a Put Notice in writing requiring Tarpon (the “Valuation Period”) to purchase the applicable number of Shares of the Company, subject to certain terms and conditions of the Purchase Agreement. In the event the number of Estimated Put Shares initially delivered to Tarpon is greater than the Put Shares purchased by Tarpon pursuant to such Put Notice, then immediately after the Valuation Period Tarpon shall deliver to the Company any excess Estimated Put Shares associated with such Put Notice. If the number of Estimated Put Shares delivered to Tarpon is less than the Put Shares purchased by Tarpon pursuant to a Put Notice, then immediately after the Valuation Period the Company shall deliver to Tarpon the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such Put Notice.

The number of Shares sold to Tarpon shall not exceed the number of such Shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company’s common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company’s common stock. Further, the Company has the right, but never the obligation to draw down on the total of $5,000,000. The Purchase Agreement also contains other customary and standard provisions.

On May 24, 2016, the Company and Tarpon Bay Partners LLC (“Tarpon”) executed a Termination Agreement (the “Termination Agreement”), in which the parties agreed to cancel the original Equity Purchase Agreement (the “Original Purchase Agreement”), dated July 14, 2015 (except for the original Promissory Notes (the “Original Tarpon Note”) which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company’s common stock.

In exchange for the Termination Agreement, the Company agreed to: (a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the “Amended Tarpon Note”), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the “Effective Date”), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company’s common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and (b) execute a new Equity Purchase Agreement (the “New Purchase Agreement”), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company’s common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

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

Common Stock

As of October 11, 2017, the Company had 150,018,799 shares of common stock issued and outstanding.

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

During the interim period ending September 30, 2017, the Company issued 13,500,000 shares of common stock to EMA in satisfaction of a principle reduction of $1,478 and a penalty of $750.

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

Reverse Stock Split

Effective October 15, 2015, the Board of Directors under their sole discretion by Board Resolution and applicable FINRA requirements may initiate a 1:1,000 Reverse Split, the number of shares of capital stock issued and outstanding will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of a Reverse Split, divided by up to one thousand (1,000). Each fractional share shall be rounded up to the nearest whole share. There will be no change to the number of authorized shares of Common Stock and Preferred Stock as a result of a Reverse Split. With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to a Reverse Split will remain the same. It is not anticipated that the Company’s financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company’s business would materially change, solely as a result of a Reverse Split.

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

On August 26, 2016, the Board of Directors decided that it was in the best interest of the Company to approve a reverse split of the Company’s Common Stock at a specified ratio of 1:1,000, as a condition of the execution of WOD Definitive Agreement, as described more fully under Subsequent Events in Item 12 herein, pursuant to the prior approval effective as of October 15, 2015, as referenced in Form 8K filed with the SEC on September 2, 2016. Further, the Company confirmed that at the effective time of the reverse stock split, all of the outstanding shares of our outstanding Common Stock were automatically converted into a smaller number of shares, at the reverse split ratio of 1:1,000, on the effective date.

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

The Reasons for The Reverse Split

The Reverse Split was intended to reduce the number of outstanding shares in an effort to increase the market value of the remaining outstanding shares. In approving the Reverse Split, the Directors considered that the Company’s Common Stock may not appeal to brokerage firms that are reluctant to recommend lower priced securities to their clients. Investors may also be dissuaded from purchasing lower priced stocks because the brokerage commissions, as a percentage of the total transaction, tend to be higher for such stocks. Moreover, the analysts at many brokerage firms do not monitor the trading activity or otherwise provide coverage of lower priced stocks. The Directors also believed that most investment funds are reluctant to invest in lower priced stocks.

However, the effect of the Reverse Split upon the market price for the Company’s Common Stock cannot be predicted with certainty, and the history of similar stock split combinations for companies in like circumstances is varied. There can be no assurance that the market price per share of the Company’s Common Stock after the Reverse Split will rise in proportion to the reduction in the number of shares of Common Stock outstanding resulting from the Reverse Split. The market price of the Company’s Common Stock may also be based on its performance and other factors, some of which may be unrelated to the number of shares outstanding.

Potential Risks of The Reverse Split

There can be no assurance that the bid price of the Company’s Common Stock will continue at a level in proportion to the reduction in the number of outstanding shares resulting from the Reverse Split, that the Reverse Split will result in a per share price that will increase its ability to attract employees and other service providers or that the market price of the post-split Common Stock can be maintained. The market price of the Company’s Common Stock is also based on its financial performance, market condition, the market perception of its future prospects and the Company’s industry as a whole, as well as other factors, many of which are unrelated to the number of shares outstanding. If the market price of the Company’s Common Stock declines after the Reverse Split, the percentage decline as an absolute number and as a percentage of the Company’s overall capitalization may be greater than would occur in the absence of a Reverse Split.

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

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to the Reverse Split will remain the same. It is not anticipated that the Company’s financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company’s business would materially change, solely as a result of the Reverse Split. The Reverse Split will be effectuated simultaneously for all of the Company’s Common Stock and the exchange ratio was the same for all shares of the Company’s Common Stock. The Reverse Split will affected all of our shareholders uniformly and will not affect any shareholder’s percentage ownership interests in the Company or proportionate voting power, except to the extent caused by the exchange of cash in lieu of fractional shares. The Reverse Split will not alter the respective voting rights and other rights of shareholders.

The Reverse Split was not intended as, and will not have the effect of, a “going private transaction” covered by Rule 13e-3 under the Exchange Act.

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

Tax Impact of the Reverse Split. The following discussion summarizing material federal income tax consequences of the Reverse Split is based on the Internal Revenue Code of 1986, as amended (the “Code”), the applicable Treasury Regulations promulgated thereunder, judicial authority and current administrative rulings and practices in effect on the date this Information Statement was first mailed to shareholders. This discussion does not discuss consequences that may apply to special classes of taxpayers (e.g., non-resident aliens, broker-dealers, or insurance companies). Stockholders should consult their own tax advisors to determine the particular consequences to them.

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

No gain or loss will be recognized by the Company as a result of the Reverse Split. The Company’s views regarding the tax consequences of the Reverse Split are not binding upon the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or the courts would accept the positions expressed above.

THIS SUMMARY IS NOT INTENDED AS TAX ADVICE TO ANY PARTICULAR PERSON. IN PARTICULAR, AND WITHOUT LIMITING THE FOREGOING, THIS SUMMARY ASSUMES THAT THE SHARES OF COMMON STOCK ARE HELD AS “CAPITAL ASSETS” AS DEFINED IN THE CODE, AND DOES NOT CONSIDER THE FEDERAL INCOME TAX CONSEQUENCES TO THE COMPANY’S SHAREHOLDERS IN LIGHT OF THEIR INDIVIDUAL INVESTMENT CIRCUMSTANCES OR TO HOLDERS WHO MAY BE SUBJECT TO SPECIAL TREATMENT UNDER THE FEDERAL INCOME TAX LAWS (SUCH AS DEALERS IN SECURITIES, INSURANCE COMPANIES, FOREIGN INDIVIDUALS AND ENTITIES, FINANCIAL INSTITUTIONS AND TAX EXEMPT ENTITIES). IN ADDITION, THIS SUMMARY DOES NOT ADDRESS ANY CONSEQUENCES OF THE REVERSE SPLIT UNDER ANY STATE, LOCAL OR FOREIGN TAX LAWS. THE STATE AND LOCAL TAX CONSEQUENCES OF THE REVERS SPLIT MAY VARY AS TO EACH STOCKHOLDER DEPENDING ON THE STATE IN WHICH SUCH STOCKHOLDER RESIDES. AS A RESULT, IT IS THE RESPONSIBILITY OF EACH SHAREHOLDER TO OBTAIN AND RELY ON ADVICE FROM HIS, HER OR ITS TAX ADVISOR AS TO, BUT NOT LIMITED TO, THE FOLLOWING: (A) THE EFFECT ON HIS, HER OR ITS TAX SITUATION OF THE REVERSE SPLIT, INCLUDING, BUT NOT LIMITED TO, THE APPLICATION AND EFFECT OF STATE, LOCAL AND FOREIGN INCOME AND OTHER TAX LAWS; (B) THE EFFECT OF POSSIBLE FUTURE LEGISLATION OR REGULATIONS; AND (C) THE REPORTING OF INFORMATION REQUIRED IN CONNECTION WITH THE REVERSE SPLIT ON HIS, HER OR ITS OWN TAX RETURNS. IT WILL BE THE RESPONSIBILITY OF EACH SHAREHOLDER TO PREPARE AND FILE ALL APPROPRIATE FEDERAL, STATE AND LOCAL TAX RETURNS.

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. (“HYHI”) executed the Third Amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the “Original Purchase Agreement”).

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the “Joint Venture”) executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the “License”) related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the “Initial Funding”).

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the “Total Consideration”), due and payable as follows:

(a) Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the “Original Amended Note”), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the “Amended and Restated Redeemable Note”) to reflect the original issuance date of January 1, 2016 (the “Restated Issuance Date”), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the “New Principal Amount”), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

(c) Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the “Revenue Share Plan”) on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the “Minimum Licensing Fee Payments”) in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the “Licensing Redeemable Note”) for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the “Option”) to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the “Option Payment”), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the “EMBM Assignment”) of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the “Termination”), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

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

NOTE 18. RESTATEMENT

ELITE DATA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2015		2015
ASSETS	As Reported	Adjustment		Restated
CURRENT ASSETS:
Cash	$1,730	$-		$1,730
Prepaid expense	-	-		-
Total Current Assets	1,730	-		1,730

OTHER ASSET:
Deposit	100,000	-		100,000
Total Assets	$101,730	$-		$101,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	251,527	$-		$251,527
Line of credit payable	-	-		-
Loans from a related party	136,960	-		136,960
Loan payable	-	-		-
Contingent consideration payable	-	-		-
Derivative instrument liability	787,438	255,779	(a)	1,043,217
Note payable, net of discount of $50,000	-	-		-
Convertible notes payable, net of discounts of $271,146	256,924	(76,487	)(b)	180,437
Total Current Liabilities	1,432,849	179,292		1,612,141

LONG TERM DEBT:
Convertible note payable, net of discount of $175,445	49,555	-		49,555
Convertible Note payable, related party	587,564	-		587,564
Total Liabilities	2,069,968	-		2,249,260

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series A authorized; issued and outstanding 0, respectively	-	-		-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 25,595,902 and 19,219,070, respectively	2,771	-		2,771
Additional paid-in capital	11,820,411	-		11,820,411
Subscription stock not issued	75,000	-		75,000
Deficit accumulated	(13,866,420)	(179,292)		(14,045,712)
Total Stockholders’ Deficit	(1,968,238)	(179,292)		(2,147,530)
Total Liabilities and Stockholders’ Deficit	$101,730	$-		$101,730

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2015		2015
	Reported	Adjustment	Restated

REVENUES	1,596	-	1,596
OPERATING EXPENSES
Consulting services	63,794	-	63,794
Project development costs	319	-	319
Investor relations services	339,726	(40,000)	299,726
Warrants issued for services	481,156	-	481,156
General and administrative	327,323	11,663	338,986
Total Operating Expenses	1,212,318	(28,337)	1,183,981

LOSS FROM OPERATIONS	(1,210,722)	28,337	(1,182,385)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	(3,162,367)	(40,000)	(3,202,367)
Impairment of intangible asset	-	-	-
Loss on derivative instruments	(285,760)	(99,279)	(385,039)
Settlement of debt	(85,842)	-	(85,842)
Interest expense - related party	(65,009)	-	(65,009)
Interest expense - other	(231,544)	(68,350)	(299,894)
Total Other Expense	(3,830,522)	(207,629)	(4,038,151)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,041,244)	(179,292)	(5,220,536)
PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(5,041,244)	$(179,292)	$(5,220,536)

Basic and Diluted Per Share Data:
Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.00)	$(0.22)

Weighted Average Common Shares Outstanding:
Basic and diluted	23,645,245	23,645,245	23,645,245

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015		2015
	As Reported	Adjustment	Restated
OPERATING ACTIVITIES:
Net (loss) profit	$(5,041,244)	$(179,292)	$(5,220,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	-	-	-
Loss on extinguishment of debt	3,162,367	40,000)	3,202,367
Stock compensation for investor relations, consulting and finance costs	524,754	(40,000)	484,754
Warrants issued for services	481,156	-	481,156
Loss on derivative instruments	285,760	99,279	385,039
Non-cash interest expense	166,633	68,350)	234,983
Non-cash settlement costs	85,842	-	85,842
Non-cash finance costs	54,105	11,663	65,768
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	60,767	-	60,767
Net cash used in operating activities	(219,860)	-	(219,860)

INVESTING ACTIVITY:
Deposit	(100,000)	-	(100,000)
Net cash used in investing activity	(100,000)	-	(100,000)

FINANCING ACTIVITIES:
Proceeds from stock sale	25,000	-	25,000
Proceeds from notes payable
Net proceeds from convertible promissory notes	413,000	-	413,000
Repayment to convertible promissory note	(115,000)	-	(115,000)
Payments to related party	(50,444)	-	(50,444)
Proceeds from related parties	48,375	-	48,375
Net cash received from financing activities	320,931	-	320,931

NET INCREASE (DECREASE) IN CASH	1,071	-	1,071
CASH BEGINNING OF YEAR	659	-	659
CASH END OF YEAR	$1,730	$-	$1,730

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$15,000	$-	$15,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in connection with the purchase of Classifiedride.com	$-	$-	$-
Issuance of common stock in connection with the purchase of Autoglance, LLC	$-	$-	$-
Issuance of common stock for conversion of debt	$4,142,288	$-	$4,142,288
Issuance of common stock for fees	$17,734	$-	17,734
Issuance of common stock for consulting services	$54,794	$-	$54,794
Note payable for the purchase of classifiedride.com	$-	$-	$-

_______________

(a)	Restatement of derivative value
(b)	Restatement of interest now included in derivative value

NOTE 19. SUBSEQUENT EVENTS

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

During the interim period ending September 30, 2017, the Company issued 13,500,000 shares of common stock to EMA in satisfaction of a principle reduction of $1,478 and a penalty of $750.

Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,952 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

Note Cancellation and Extinguishment Agreement

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

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

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Sarah Myers, an individual (and also the President, Chief Operating Officer and Director of the Company) (“Myers”) executed the Sixth Amendment to the Line of Credit Agreement (the “Sixth Amendment”), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of Revolving Line of Credit Agreement (the “Original LOC Agreement”) dated September 1, 2013, as amended, up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the “Original Myers Note”) dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the “Original Agreements”), whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the “Amended and Restated Note”) in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the “Effective Date”), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a “Maturity Date”), convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

First Amendment to Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC (“Birch First Capital”) and Birch First Advisors LLC (“Birch Advisors”) executed the First Amendment to the Settlement Agreement (the “First Amendment”), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the “Original Amended Note”) in the original amount of USD $300,000 (the “Original Amended Note Amount”), the convertible debenture (the “Original New Note”) in the original amount of USD $300,000 (the “Original New Note Amount”) and the original consulting agreement (the “Original Consulting Agreement”) dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No.1”) in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year “cashless” stock purchase warrant (the “Warrant No.1”) for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No. 2”) in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”) on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year “cashless” stock purchase warrant (the “Warrant No.2”) for the right to purchase up to 1,000,000 shares of common stock of the Company (the “Common Warrant Shares”) each month a strike price of $0.001 per share (the “Exercise Price”), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the “Assigned Note”) between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital.

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

Contractor Agreements

On May 18, 2016, the Company and Dr. James G. Ricketts, an individual (and also the Chairman and VP of Investor Relations of the Company) (the “Ricketts”) executed an Agreement (the “Ricketts Agreement”) for the continued engagement of Ricketts for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of one year from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Ricketts in the form of (a) a total of $5,000 per month for the first year, and $10,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Ricketts discretion, pursuant to the Company’s Stock Option Plan then in effect, (b) the right to participate in future stock options then in effect, and (c) a grant of a total of One Million (1,000,000) shares of Series B Preferred Stock at a per share price of $0.0001, as an inducement to enter into the Ricketts Consulting Agreement, as set forth in Subscription Agreement (the “Ricketts Subscription Agreement”), as described more fully in Item 3.02.

Pursuant to the terms of the Ricketts Agreement, the Company and Ricketts also executed a Board Services Agreement (the “Ricketts Services Agreement”), on even date, in which the Company agreed to pay to the Ricketts a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company’s Stock Option Plan effective as of August 27, 2015 , and further agreed to provide certain legal protections of Ricketts from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Service Agreement, pursuant to the terms of the Indemnification Agreement (the “Ricketts Indemnification Agreement”), referenced by exhibit therein, executed on even date therewith.

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

On May 18, 2016, the Company and Stephen Antol, an individual (and also the Chief Financial Officer of the Company) (the “Antol”) executed an Agreement (the “Antol Agreement”) for the continued engagement of Antol for his continued services as the Chief Financial Officer of the Company, and also Secretary and Treasurer, and other services to be provided to the Company, as deemed necessary by the Board of Directors, from time to time, for a period of one year from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Antol in the form of (a) a total of $5,000 per month for the first year, and $10,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Antol’s discretion, pursuant to the Company’s Stock Option Plan then in effect, (b) the right to participate in future stock options then in effect, (c) a grant of a total of One Million (1,000,000) shares of Series B Preferred Stock at a per share price of $0.0001, as an inducement to enter into the Agreement, as set forth in Subscription Agreement (the “Antol Subscription Agreement”), as described more fully in Item 3.02, and (d) the execution of an Indemnification Agreement (the “Antol Indemnification Agreement”), on even date, in which the Company agreed to provide certain legal protections of Antol from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Antol Agreement.

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

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,5 00, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

Third Amendment to Securities Purchase Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. (“HYHI”) executed the Third Amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the “Original Purchase Agreement”).

Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the “Joint Venture”) executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

Pursuant to the terms of the Joint Venture, HYHI agreed to effect the distributor license (the “License”) related to the Purpose, provided that the Company and EVG would be responsible for providing any and all financial and operational resources required to execute on the License granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the “Initial Funding”).

In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the “Total Consideration”), due and payable as follows:

(a) Initial Payment. An initial payment of $100,000, which was paid in the Original Purchase Agreement, as amended,

(b) Convertible Note. A further amendment and restatement of the amended and restated convertible note (the “Original Amended Note”), dated April 6, 2015, in the form of the amended and restated convertible redeemable note (the “Amended and Restated Redeemable Note”) to reflect the original issuance date of January 1, 2016 (the “Restated Issuance Date”), and a decrease in the original principal amount from Nine Million Nine Hundred Thousand Dollars (USD $9,900,000) to Four Million Nine Hundred Thousand Dollars (USD $4,900,000) (the “New Principal Amount”), at ten percent (10%) interest per annum, due and payable to HYHI by DEAC as follows: (A) two (2) separate payments of Four Hundred Fifty Thousand Dollars (USD $450,000), plus accrued interest to date, due on July 1, 2016 and October 1, 2016, respectively, for a total of Nine Hundred Thousand Dollars (USD $900,000), and payable in cash or convertible into shares of common stock of DEAC at a conversion price equal to the lesser of $0.01 per share or fifty percent (50%) to the five (5) trading day average closing price immediately preceding the payment date, and (B) the remaining balance of Four Million (USD $4,000,000) payable in cash in a total of eight (8) equal quarterly installments of Five Hundred Thousand Dollars (USD $500,000), plus accrued interest to date, on the first day of each quarter beginning with January 1, 2017 and ending on January 1, 2019, convertible into shares of common stock of DEAC at fifty percent (50%) discount to the five (5) trading day average closing price immediately preceding the payment date, and other terms more fully described in the amended note set forth in the Amended and Restate Redeemable Note.

(c) Revenue Share Plan. A revenue share split of any and all revenues derived from the Joint Venture (the “Revenue Share Plan”) on a basis equal to twenty-five percent (25%) to EGV, and seventy-five percent (75%) to HYHI until such time as HYHI has received payment in full of the Total Consideration, and thereafter one hundred percent (100%) of the revenues shall be paid to EVG, for the term of this Agreement. Notwithstanding anything herein to the contrary, EVG shall be required to pay HYHI certain minimum licensing fee payments (the “Minimum Licensing Fee Payments”) in the amount of Two Hundred Fifty Thousand Dollars (USD $250,000.00) due and payable to HYHI on or before 31st day of each quarter, beginning on January 1, 2017, if the total amount paid to HYHI in the then prior quarter from the seventy-five percent (75%) revenue split does not exceed that amount. In the event DEAC and EGV is unable to make the Minimum Licensing Fee Payments in full when due, DEAC shall pay HYHI the amounts owed in the form of the issuance of a new convertible redeemable note (the “Licensing Redeemable Note”) for each such occurrence, in the form and on the same terms and Maturity Date as set forth in the Amended and Restated Redeemable Note.

The Joint Venture also included the option of the Company and EVG to acquire the ownership of EMBM and License directly, within thirty (30) days of the date payment in full of the Total Consideration is made to HYHI pursuant to the Agreement, at which time, EVG and Company would have the right to exercise an option (the “Option”) to acquire one hundred percent (100%) of EMBM, including, but not limited to, any and all assets (e.g. gaming licenses, etc.), and liabilities required to continue the gaming operation set forth by the Joint Venture, for a purchase price of (USD $10.00) (the “Option Payment”), paid by the Company to HYHI. Upon receipt by HYHI of a written notice to exercise the Option and the Option Payment from EVG or Company, HYHI would execute any and all documents necessary to effect the assignment and transfer (the “EMBM Assignment”) of one hundred percent (100%) of EMBM, including, but not limited to, any and all assets and liabilities required to continue the gaming operation set forth by the Joint Venture, to the Company, free of any encumbrances, liens, or other third party claims related to the DEAC and EGV, except for the obligations incurred from and remaining in the Joint Venture after the Assignment.

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the “Termination”), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date.

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

Assignments to Elite Data Marketing LLC

As set forth in Item 8.01 the Company formed Elite Data Marketing LLC. On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company’s ownership interest held in www.classifiedride.com, an online classified listing website (the “ClassifiedRide”), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the “ClassifiedRide Asset”), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company’s ownership interest in Autoglance LLC, a Tennessee limited liability company (the “Autoglance”), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the “Autoglance Units”), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014.

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

Definitive Agreement for the acquisition of a new subsidiary

On May 20, 2016, the Company and the controlling shareholders of Properties of Merit Inc., a Nevada corporation (“POM”), executed a definitive agreement (the “POM Definitive Agreement”), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in POM, in the form of three (3) separate closings beginning on or before May 27, 2016, subject to the following terms and conditions:

(a) First Closing. On or before May 27, 2016 (the “First Closing” or “Initial Closing”), the Company would acquire a total of twenty percent (20%) of the ownership interest of POM in a share exchange in which the controlling shareholders of POM would assign and transfer a total of 4,000,000 shares of common stock of POM (the “POM Shares”) to the Company in exchange for a total of 100,000 shares of Series B Preferred Stock of the Company (the “New DEAC Shares”), issued by the Company to the controlling shareholders of POM.

In addition, within two (2) business days after the Initial Closing, POM agreed to advance a total of Twenty-Five Thousand Dollars ($25,000) to the Company for the purposes of funding the completion of Company’s audit and Form 10K filing with the SEC for the period ending December 31, 2015 (the “Interim Financing”), secured by an executed Convertible Redeemable Note (“POM Note”). Separately, the Company agreed to arrange for initial funding to finance the POM operations in an amount of not less than $250,000, within thirty (30) days after the Initial Closing.

(b) Second Closing. On or before July 1, 2016 (the “Second Closing”), the Company would acquire an additional total of twenty percent (20%) of the ownership interest of POM in a share exchange in which the controlling shareholders of POM would assign and transfer an additional total of 4,000,000 POM Shares to the Company in exchange for an additional 100,000 New DEAC Shares, issued by the Company to the controlling shareholders of POM.

In addition, the Second Closing would be contingent upon (a) the ability of POM to complete all necessary corporate actions to effect any and all outstanding matters related to POM Permits and POM Rights set forth in the Agreement, including, but not limited to audit financials on POM and any subsidiary acquired or formed by POM after the first Closing (the “Books and Records”), in form acceptable to the Company, and (b) the Company’s ability to obtain additional funding to finance the POM operations in an amount of not less than $2.5M and up to $7.5M in the aggregate.

(c) Third Closing. On or before October 1, 2016 (the “Third Closing”), the Company would acquire a total of sixty percent (60%) of the ownership interest of POM remaining in a share exchange in which the controlling shareholders of POM would assign and transfer a total of 12,000,000 POM Shares to the Company in exchange for a total of 19,800,000 New DEAC Shares, issued by the Company to the controlling shareholders of POM.

In addition, the Third Closing would be contingent upon the Company’s ability to obtain additional funding to finance the POM operations in an amount of not less than $7.5M (if such total minimum amount was not secured in the Second Closing) and up to $15M in the aggregate.

Notwithstanding the forgoing, the Company’s obligations for the financings required in all three (3) closings may be completed in the form of either debt and/or equity or joint venture financing from either (a) Company to POM as inter-company financing to an operating subsidiary, or (b) from one or more third-parties directly into POM.

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

Termination Agreement to Equity Purchase Agreement

On May 24, 2016, the Company and Tarpon Bay Partners LLC (“Tarpon”) executed a Termination Agreement (the “Termination Agreement”), in which the parties agreed to cancel the original Equity Purchase Agreement (the “Original Purchase Agreement”), dated July 14, 2015 (except for the original Promissory Notes (the “Original Tarpon Note”) which was amended and restated as set forth below), in the original amount of USD $50,000.00, issued by the Company to Tarpon as additional compensation pursuant to Original Purchase Agreement), which gave the Company the right to issue and sell to Tarpon any of the Five Million Dollars ($5,000,000) of the Company’s common stock,.

In exchange for the Termination Agreement, the Company agreed to:

(a) amend and restate the terms of the Original Tarpon Note, in the form of the issuance of an amended and restated convertible redeemable note (the “Amended Tarpon Note”), in the principal amount of $50,000.00, at ten percent (10%) interest per annum commencing on July 14, 2015 (the “Effective Date”), to be due and payable to Tarpon by Company in four (4) separate equal quarterly payments of Twelve Thousand Five Hundred Dollars (USD $12,500), plus accrued interest to date, due on the first day of each quarter beginning on July 1, 2016, convertible into shares of the Company’s common stock at a conversion price equal to fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 9.99% and other terms and conditions set forth therein , and

(b) execute a new Equity Purchase Agreement (the “New Purchase Agreement”), pursuant to which the Company would have the right to issue and sell to Tarpon a total of Fifteen Million Dollars ($15,000,000) of the Company’s common stock, under the same terms as the Original Purchase Agreement, except for no additional compensation in lieu of the Amended Tarpon Note, to be executed on such mutually agreed upon date in the future after the Company is current on all SEC filings and is relisted on the Over-the-Counter (OTC) OTCBB and OTCQB markets.

Termination Agreement to Definitive Agreement for the acquisition of a new subsidiary

Company and Properties of Merit Inc. (“POM”) are parties to that certain Definitive Agreement, dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings with the first closing originally anticipated on or before May 27, 2016, subject to certain performance requirements of both parties prior to each closing.

On July 22, 2016, Elite Data Services, Inc. (the “Company”) and Properties of Merit Inc. (“POM”) executed a Termination Agreement, pursuant to which the parties mutually agreed to terminate the Definitive Agreement dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings, due to, among other reasons, certain events that occurred subsequent to the date of execution of the Definitive Agreement, including, but not limited to, the Company’s inability to (i) become current in its reporting obligations with the Securities and Exchange Commission, and (ii) obtain the financings required to complete the first and subsequent closings to finance the ongoing activities of POM within a reasonable period of time.

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement.

Letter of Intent - WOD Market LLC

On July 22, 2016, the Company and WOD Market LLC (“WOD”), a Colorado limited liability company executed a Letter of Intent for the proposed acquisition by the Company of WOD in the form of a share exchange arrangement on terms to be set forth in a definitive agreement and other ancillary agreements as are customary to consummate the transaction contemplated (the “Definitive Documentation”), anticipated to be signed and closed on or before July 29, 2016.

Pursuant to the execution of the LOI, WOD agreed to arrange interim funding of no less than USD $40,000.00 for certain operational costs of the Company prior to closing, including expenses related to the completion of the Company’s outstanding Form 10K for year ending December 31, 2015, and Form 10Q for periods ending March 31, 2016 and June 30, 2016, and other such items required in order for the Company to become a fully reporting public company, to be advanced within five (5) business days from the date of the LOI, under mutually agreed to terms to be formalized in the Definitive Documentation.

Definitive Agreement for the Acquisition of WOD Markets LLC

On August 26, 2016, the Company and the controlling shareholders of WOD Market LLC (“WOD”), a Colorado limited liability company (“WOD”), executed a definitive agreement (the “WOD Definitive Agreement”), pursuant to which the Company agreed to acquire one hundred percent (100%) of the ownership interest in WOD, in the form of three (3) separate closings, subject to the following terms and conditions:

(a) First Closing . On August 26, 2016 (the “First Closing” or “Initial Closing”), the Company would acquire a total of twenty percent (20%) of the ownership interest of WOD in an equity exchange in which the controlling shareholders of WOD would assign and transfer a total of 200 units of membership interests (the “WOD Units”) to the Company in exchange for a total of 100,000 shares of Series B Preferred Stock of the Company (the “New DEAC Shares”), issued by the Company to the controlling shareholders of WOD.

In addition, within two (2) business days after the Initial Closing, WOD shall advance a total of Forty Thousand Dollars ($40,000) to DEAC for the purposes of funding the completion of DEAC’s audit and SEC filing of Form 10K for the period ending December 31, 2015, Form 10Q for period ending March 31, 2016, Form 10Q for period ending June 30, 2016, and other documentation required for DEAC to become a compliant and fully reporting public company (the “Interim Financing”), secured by two (2) separately executed Convertible Redeemable Notes (“WOD Notes”).

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

(b) Second Closing. On or before September 15, 2016 (the “Second Closing”), the Company would acquire an additional total of twenty percent (20%) of the ownership interest of WOD in an equity exchange in which the controlling shareholders of WOD would assign and transfer an additional total of 200 WOD Units to the Company in exchange for an additional 100,000 New DEAC Shares, issued by the Company to the controlling shareholders of WOD.

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

(c) Third Closing. On or before October 15, 2016 (the “Third Closing”), the Company would acquire a total of sixty percent (60%) of the ownership interest of WOD remaining in an equity exchange in which the controlling shareholders of WOD would assign and transfer a total of 600 WOD Units to the Company in exchange for a total of 14,800,000 New DEAC Shares, issued by the Company to the controlling shareholders of WOD.

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

Amendment No. 2 to the Definitive Agreement

On or about March 14, 2017, the Company and WOD MARKET LLC, a Colorado limited liability company (“WOD”), and WOD Holdings Inc., a Delaware corporation (“WODH”), a newly formed entity, owned and held by Brenton Mix and Taryn Watson, individually (collectively referred to as the “WOD Controlling Member(s)”), executed amendment No.2 to the definitive agreement (the “Amendment No.2”), pursuant to which the parties agreed to the following amended abbreviated terms:

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

3. Section 1.2 of the Original Agreement was amended and restated as follows:

Section 1.2 Agreement to Exchange WOD Units for New DEAC Shares . Pursuant to Section 1.1 hereinabove, (i) WOD shall assign, transfer, convey and deliver the WOD Units to DEAC; and in consideration and exchange therefor, DEAC shall; (ii) issue and deliver the New DEAC Shares into Trust (as hereinafter defined), in such amounts as described and set forth in Schedule 1.2 hereto (collectively referred to as the “ Equity Exchange(s) ”).

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

6. Section 1.4(b) of Schedule 1.4 of the Original Agreement was amended and restated as follows:

“(b) Books and Records . On or before the next Subsequent Closing after the First Closing as set forth in Schedule 1.1 herein, DEAC shall complete all necessary corporate actions to effect any and all outstanding DEAC corporate matters, including, but not limited to, SEC filing of Form 10K for the period ending December 31, 2015, Form 10Q for period ending March 31, 2016, Form 10Q for period ending June 30, 2016, and other documentation required for DEAC to become a compliant and fully reporting public company (the “ SEC Filing ”), and on or before a Subsequent Closing related to the Second Capital Threshold as set forth in Schedule 1.1 herein, WOD shall complete all necessary corporate actions to effect any and all outstanding WOD corporate matters, including, but not limited to, two years of audit financials for period ending December 31, 2014, December 31, 2015, and December 31, 2016, including any other applicable year-end audit, and interim reviewed financials for period ending the most recent financial quarter in the applicable year, in accordance with US GAAP (the “ Books and Records ”), in form acceptable to DEAC and its auditors. Separately, DEAC must be current with all federal tax return filings for periods ending 2013, 2014, 2015, 2016 and any other applicable year on or before a Subsequent Closing related to the Second Capital Threshold.”

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

Contractor Agreements to Exhibit C & D of Amendment No. 2 to the Definitive Agreement

On or about March 14, 2017, the Company and Brenton Mix, an individual (and, also the Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company) (“Mix”) executed a Contractor Agreement (the “Mix Agreement”) to formalize the engagement Mix (pursuant to his original appointment dated January 10, 2107) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of three (3) years from the date of execution, and renewal for two (2) successive one (1) year terms unless terminated early. The Company agreed to compensate Mix in the form of (a) a total of $10,000 per month for the first year, $12,500 per month for the second year, $15,000 per month for the third year, and $20,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Mix’s discretion, pursuant to the Company’s Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

On or about March 14, 2017, the Company and Richard Phillips, an individual (and, also the Secretary, Treasurer and Director of the Company) (“Phillips”) executed a Contractor Agreement (the “Phillips Agreement”) to formalize the engagement Phillips (pursuant to his original appointment dated January 10, 2107 and further appointment on March 14, 2017) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of two (2) years from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Phillips in the form of (a) a total of $1,250 per month for the first six months of the first year, $2,500 per month for the second six months of the first year, $5,000 per month for the second year and for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Phillips’s discretion, pursuant to the Company’s Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

Separation and Settlement Agreements with Resigning Officers & Directors

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the “Rimlinger”) executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the “Rimlinger Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Ricketts Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Antol Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein.

On January 10, 2017, the Company and Brenton Mix, an individual (the newly appointed Chief Executive Officer, President, Chief Financial Officer and Director) (the “Mix”) executed a Board of Directors Services Agreement (the “Mix Services Agreement”), in which the Company agreed to pay to Mix a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company’s Stock Option Plan effective as of August 27, 2015, and further agreed to provide certain legal protections of Mix from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Mix Services Agreement, pursuant to the terms of the Indemnification Agreement (the “Mix Indemnification Agreement”), referenced by exhibit therein, executed on even date therewith.

On January 10, 2017, the Company and Richard Phillips, an individual (a newly appointed Director) (the “Phillips”) executed a Board of Directors Services Agreement (the “Phillips Services Agreement”), in which the Company agreed to pay to Phillips a fee in an amount equal Ten Thousand Dollars (USD $10,000), payable on a quarterly basis, in the form of cash and/or equity, in the form of shares of restricted common stock of the Company, pursuant to the terms and conditions of the Company’s Stock Option Plan effective as of August 27, 2015, and further agreed to provide certain legal protections of Phillips from certain liabilities of the Company, existing now or in the future, to the fullest extent permitted by applicable law related to his duties under the Phillips Services Agreement, pursuant to the terms of the Indemnification Agreement (the “Phillips Indemnification Agreement”), referenced by exhibit therein, executed on even date therewith.

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

DEFINITIVE SCHEDULE 14C FILED AUGUST 29,2017

ACTION: TO AMEND THE AMENDED AND RESTATED ARTICLES OF INCORPORATION

On August 4, 2017, our Board of Directors approved, subject to receiving the approval of the holders of a majority of our outstanding capital stock, an amendment to our Amended and Restated Articles of Incorporation (the “Amendment”). The Majority Stockholders approved the Amendment pursuant to a written consent dated as of August 4, 2017. The Amendment effecting the share increase will become effective following filing with the Secretary of State of the State of Florida, which will occur promptly following the 20th day after the mailing of this Information Statement to our stockholders as of the Record Date.

The proposed amendment to the amended and restated articles of incorporation of the corporation are modifications determined by our Board of Directors to be necessary in order to better reflect our business and to achieve its overall business objectives. The consents being sought and obtained will allow our management to exercise on its duties and responsibilities to protect our assets and shareholders by providing the ability to make timely and effective decisions.

The rights being granted to our Board of Directors to increase the amount of shares authorized to be issued will further provide a corporate and capital structure conducive for potential acquisitions and offer adequate flexibility for the procurement of required future financings.

As disclosed in our SEC filings, we have entered into a joint venture with WOD Holdings Inc. (“WODH”) to expand the operations of WOD Market LLC (“WOD”), a provider of intelligent retail solutions to gyms and coaches, which includes the acquisition of WOD if the Corporation is able to secure a certain amount of new financing. No financings have been negotiated to date, however, we do want to have the proper corporate structure in place so that we can secure the financing required to complete the acquisition under the joint venture.

The principle changes in the Amendment are contained in Article 4 of the Amended and Restated Articles of Incorporation of the Corporation (although readers are urged to review the entire Amended and Restated Articles of Incorporation). As stated in Article 4 of the Amended and Restated Articles of Incorporation of the Corporation, the total number of shares of stock of all classes which we shall have authority to issue will be increased from 750,000,000 shares to 10,500,000,000 shares, of which the Common Stock, $0.0001 par value each shall be increased from 500,000,000 shares to 10,000,000,000 shares (hereinafter called “Common Stock”) and of which the Preferred Stock, $0.0001 par value each shall be increased from 250,000,000 shares to 500,000,000 shares (hereinafter called “Preferred Stock”).

The designations and the powers, preferences, and rights and the qualifications, limitations, or restrictions thereof of the Common or Preferred Stock shares will be determined by our Board of Directors and will be issued from time to time in one or more series as determined by our Board of Directors without the prior consent of the shareholders. The shares of each series will have such voting powers and such designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions as are stated in the resolution providing for the issue of such series adopted by our Board of Directors.

The authority being granted to our Board of Directors will be subject to limitations prescribed by law, and may with respect to each series include, particular series designation, including any applicable provisions pertaining to whether or not the series is convertible, offers dividends, redemption times and price, voting rights of each series, restrictions of the issue or reissue of any additional Common or Preferred Stock, and the rights of the holders of the shares of such series upon the dissolution of, or upon the distribution of our assets.

No holder of stock of any class of the Corporation shall have, as such holder, any preemptive or preferential right of subscription to any stock of any class of the Corporation or to any obligations convertible into stock of the Corporation, issued or sold, or to any right of subscription to, or to any warrant or option for the purchase of any thereof, other than such (if any) as our Board of Directors may determine from time to time.

We may issue and dispose of any of the authorized and unissued shares of Common or Preferred Stock for such consideration not less than par value, as may be fixed from time to time by our Board of Directors without action by the stockholders. Our Board of Directors may provide for payment therefore to be received by us in cash, property, or services. Any and all such shares of the Common or Preferred Stock and for which consideration so fixed by our Board of Directors has been paid or delivered, shall be deemed fully paid stock and shall not be liable to any further call or assessment thereon.

Reasons for the amendment to the articles of Incorporation

The amendment to the Amend and Restated Articles of Incorporation will allow our management to exercise its duties and responsibilities to protect our assets and shareholders by providing the ability to make timely and effective decisions. The rights being granted to our Board of Directors to increase the amount of shares authorized to be issued, will further provide a corporate and capital structure conducive for the completion of acquisitions and offer adequate flexibility for the procurement of required future financings. The Board believes that the amendment will afford us greater flexibility in seeking capital and potential acquisition targets.

There are currently plans, arrangements, commitments or understandings for the issuance of the additional shares of Common Stock (via acquisition, financing or otherwise), which will be authorized by this amendment (except as previously disclosed in our filings with the Securities Exchange Commission).

Recently, as disclosed in filings made by the Company with the Securities Exchange Commission, the Company has entered into agreements with investors to raise money for the Company. These agreements provide that, based on the trading price of the Company’s common stock, the Company must reserve shares of Common Stock for potential issuance pursuant to thereto. Stockholders should recognize that, as a result, they will own a smaller percentage of shares with respect to the total authorized shares of the Company than they presently own, and would have their percentage ownership in the Company diluted as a result of any future issuances by the Company. This amendment and the creation of additional shares of authorized Common Stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock will remain unchanged under this amendment.

The proposed increase in the authorized number of shares of Common Stock could have a number of effects on the Company’s stockholders depending upon the exact nature and circumstances of any actual issuances of authorized but unissued shares. The increase could have an anti-takeover effect, in that additional shares could be issued (within the limits imposed by applicable law) in one or more transactions that could make a change in control or takeover of the Company more difficult.

For example, additional shares could be issued by the Company that might dilute the stock ownership or voting rights of persons seeking to obtain control of the Company, even if the persons seeking to obtain control of the Company offered an above-market premium that was favored by a majority of the independent shareholders. Similarly, the issuance of additional shares to persons allied with Company management could have the effect of making it more difficult to remove the Company’s current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The Board is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this proposal is not being presented with the intent that it be utilized as a type of anti-takeover device.

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by our stockholders. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

ACTION: TO APPROVE REVERSE SPLIT

On August 4, 2017, our Board of Directors approved, subject to receiving the approval of the holders of a majority of our outstanding capital stock, the pre-approval, as determined by the Board of Directors, on or before December 31, 2017 from the date of effectiveness, a Reverse Split, whereby all of the outstanding shares of our Common Stock will be automatically converted into a smaller number of shares, at the reverse split ratio of up to 1:10,000. There would be no corresponding change in the authorized shares of common stock or preferred stock, unless otherwise set forth in one or more designations of certain classes or series of preferred stock.

Reasons for Reverse Split

A Reverse Split is intended to reduce the number of outstanding shares in an effort to increase the market value of the remaining outstanding shares. In approving a Reverse Split, the Directors considered that the Company’s Common Stock may not appeal to brokerage firms that are reluctant to recommend lower priced securities to their clients. Investors may also be dissuaded from purchasing lower priced stocks because the brokerage commissions, as a percentage of the total transaction, tend to be higher for such stocks. Moreover, the analysts at many brokerage firms do not monitor the trading activity or otherwise provide coverage of lower priced stocks. The Directors also believe that most investment funds are reluctant to invest in lower priced stocks.

However, the effect of a Reverse Split upon the market price for the Company’s Common Stock cannot be predicted with certainty, and the history of similar stock split combinations for companies in like circumstances is varied. There can be no assurance that the market price per share of the Company’s Common Stock after a Reverse Split will rise in proportion to the reduction in the number of shares of Common Stock outstanding resulting from a Reverse Split. The market price of the Company’s Common Stock may also be based on its performance and other factors, some of which may be unrelated to the number of shares outstanding.

Potential Risks of a Reverse Split

There can be no assurance that the bid price of the Company’s Common Stock will continue at a level in proportion to the reduction in the number of outstanding shares resulting from a Reverse Split, that a Reverse Split will result in a per share price that will increase its ability to attract investors, employees and other service providers, or that the market price of the post-split Common Stock can be maintained. The market price of the Company’s Common Stock will also be based on its financial performance, market condition, the market perception of its future prospects and the Company’s industry as a whole, as well as other factors, many of which are unrelated to the number of shares outstanding. If the market price of the Company’s Common Stock declines after a Reverse Split, the percentage decline as an absolute number and as a percentage of the Company’s overall capitalization may be greater than would occur in the absence of a Reverse Split.

Potential Effects of a Reverse Split

General. For each holder of Common Stock the number of shares held will be reduced by a Reverse Split ratio as follows: the number of shares held before the Reverse Split will be divided by up to 10,000, or a reduced number thereof as determined by the Board of Directors, and if the result has a fractional component, the result will be that each fractional share shall be rounded up to the nearest whole share. By way of example, a shareholder with 100,001 shares of Common Stock before a Reverse Split (at a ratio of 1:10,000) will hold 10 shares of Common Stock upon completion of a Reverse Split at a ratio of 1 for 10,000, and each fractional share shall be rounded up to the nearest whole share.

Accounting Matters . The par value of the Company’s Common Stock would remain unchanged at $0.0001 per share after a Reverse Split. Also, the capital account of the Company would remain unchanged, and the Company does not anticipate that any other accounting consequences would arise as a result of a Reverse Split.

Effect on Authorized and Outstanding Shares. Based on the stockholdings at August 4, 2017, there are 150,018,799 shares of Common Stock and 1,100,000 shares of Series B Preferred Stock, issued and outstanding, respectively. As a result of a Reverse Split, the number of shares of capital stock issued and outstanding (as well as the number of shares of Common Stock underlying any options, warrants, convertible debt or other derivative securities) will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of a Reverse Split, divided by up to ten thousand (10,000). Each fractional share shall be rounded up to the nearest whole share.

There will be no change to the number of authorized shares of Common Stock and Preferred Stock as a result of a Reverse Split.

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to a Reverse Split will remain the same. It is not anticipated that the Company’s financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company’s business would materially change, solely as a result of a Reverse Split.

A Reverse Split will affect all of our shareholders uniformly and will not affect any shareholder’s percentage ownership interests in the Company or proportionate voting power. A Reverse Split will not alter the respective voting rights and other rights of shareholders.

Increase of Shares of All Classes of Capital Stock Available for Future Issuance. As a result of a Reverse Split, there will be a reduction in the number of shares of Common Stock issued and outstanding and no change to the number of authorized shares of the Company’s Common Stock or Preferred Stock under the Company’s Articles of Incorporation, as amended and restated. Because the number of issued and outstanding shares of Common Stock will decrease, the number of shares of Common Stock remaining available for issuance in the future will increase.

Effectiveness of The Reverse Split

The Board of Directors has the authority to authorize a Reverse Split of the Common Stock of the Company at a ratio of up to 1:10,000 at any time on or before December 31, 2017 after the date that is 20 calendar days after the mailing of this Information Statement to stockholders.

Exchange of Certificates After Split . It will not be necessary for stockholders to exchange their old certificates. However, after the effective date of a Reverse Split, those stockholders who wish to obtain new certificates should contact the transfer agent, Manhattan Transfer Registrar Company, 531 Cardens Court, Erie, CO 80516, Phone: (631) 928-7655.

Tax Impact of the Reverse Split. The following discussion summarizing material federal income tax consequences of a Reverse Split is based on the Internal Revenue Code of 1986, as amended (the “Code”), the applicable Treasury Regulations promulgated thereunder, judicial authority and current administrative rulings and practices in effect on the date this Information Statement was first mailed to shareholders. This discussion does not discuss consequences that may apply to special classes of taxpayers (e.g., non-resident aliens, broker-dealers, or insurance companies). Stockholders should consult their own tax advisors to determine the particular consequences to them.

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

No gain or loss will be recognized by the Company as a result of a Reverse Split. The Company’s views regarding the tax consequences of a Reverse Split are not binding upon the Internal Revenue Service or the courts, and there can be no assurance that the Internal Revenue Service or the courts would accept the positions expressed above.

THIS SUMMARY IS NOT INTENDED AS TAX ADVICE TO ANY PARTICULAR PERSON. IN PARTICULAR, AND WITHOUT LIMITING THE FOREGOING, THIS SUMMARY ASSUMES THAT THE SHARES OF COMMON STOCK ARE HELD AS “CAPITAL ASSETS” AS DEFINED IN THE CODE, AND DOES NOT CONSIDER THE FEDERAL INCOME TAX CONSEQUENCES TO THE COMPANY’S SHAREHOLDERS IN LIGHT OF THEIR INDIVIDUAL INVESTMENT CIRCUMSTANCES OR TO HOLDERS WHO MAY BE SUBJECT TO SPECIAL TREATMENT UNDER THE FEDERAL INCOME TAX LAWS (SUCH AS DEALERS IN SECURITIES, INSURANCE COMPANIES, FOREIGN INDIVIDUALS AND ENTITIES, FINANCIAL INSTITUTIONS AND TAX EXEMPT ENTITIES). IN ADDITION, THIS SUMMARY DOES NOT ADDRESS ANY CONSEQUENCES OF THE REVERSE SPLIT UNDER ANY STATE, LOCAL OR FOREIGN TAX LAWS. THE STATE AND LOCAL TAX CONSEQUENCES OF THE REVERS SPLIT MAY VARY AS TO EACH STOCKHOLDER DEPENDING ON THE STATE IN, WHICH SUCH STOCKHOLDER RESIDES.

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

IT WILL BE THE RESPONSIBILITY OF EACH SHAREHOLDER TO PREPARE AND FILE ALL APPROPRIATE FEDERAL, STATE AND LOCAL TAX RETURNS.

Share Certificates. Following a Reverse Split, the share certificates you now hold will continue to be valid. In the future, new share certificates will contain a legend reflecting a reverse split, but this in no way will affect the validity of your current share certificates.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15(f) and 15d15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2015. Such actions by the written consent of all directors are, according to Florida corporate law and the Company’s by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company’s directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company’s directors for attendance at any meetings for the period served.

Board Committees

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company’s Board of Directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the Board of Directors. The Board of Directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the Board of Directors has performed and will perform adequately the functions of a nominating committee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida corporate law and the federal proxy rules, The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to the Board of Directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees at the present time.

Audit Committee and Audit Committee Financial Expert

We are not required to have and we do not have an Audit Committee. The Company’s directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

●	honest and ethical conduct,

●

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

●	accountability for adherence to the Code.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company is not a “listed company” under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company’s employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2015 and 2014 to the Company’s executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company’s common stock beneficially owned on May 8, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At May 8, 2017, 136,578,799 shares of the Company’s common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership [1]
Brenton Mix [2]	0	0.00%
Richard Phillips [3]	0	0.00%
Eilers Law Group P.A., William Robinson Eilers, Esq., as Trustee [4]	0	0.00%
All executive officers and directors as a group (three persons)	0	0.00%

___________________

[1]	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 136,578,799 shares of common stock, outstanding at May 8, 2017.

[2]	Mr. Brenton Mix is our Chief Executive Officer, Chief Financial Officer and Director.

[3]	Ms. Richard Philips is our Secretary, Treasurer and Director.

[4]	Mr. William Robinson Eliers, Esq., principal of Eilers Law Group P.A. is a Trustee of a Voting Trust established on March 14, 2017, between the Company and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC (each a “Stockholder”, and collectively referred to as the “Stockholders”) and Eilers Law Group, PA (the “Voting Trustee”), upon the execution of the Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the parties agreed to deposit certain securities of the Company, in the form and common stock, preferred stock convertible into common stock, and warrants for the issuance of Series B preferred stock convertible into common stock of the Company, under certain terms and conditions.

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

As of April [ ], 2017, the Trustee held a total of 2,000,000 shares of Series B preferred stock of the Company which provided for a majority of the voting controlling of the Company equal to a vote of 1,000 shares of common stock for every one share of Series B preferred stock held, before the recapitalization set forth herein which will be completed on the Effective Date of the 1 for 1,000 reverse split of the Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 was the Company’s independent registered public accounting firm during the year ending December 31, 2015 and until their resignation on November 23, 2016. Effective on January 30, 2017, the Board of Directors of the Company engaged D’Arelli Pruzansky, P.A. (“DP”) to serve as its independent registered accounting firm. D’Arelli Pruzansky. P.A. resigned effective May 11, 2017 with Anton & Chia LLP re-engaged immediately.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The Company’s financial statements are included in Item 8 of this Annual Report.

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

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015).
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015).
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015).
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015).
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company’s 10-Q for period ended June 30, 2015).
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015).
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015).
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015).

10.58	Amended and Restated Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015).
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015).

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference to the Company’s 8-K/A filed July 6, 2015).

10.62	Addendum 2 to the Promissory Note dated June 15, 2015 between the Company and Steven Frye (incorporated by reference to the Company’s 8-K/A filed July 6, 2015).
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

10.66

Strategic Vendor Placement Agreement by and between the Registrant and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

10.67

Consulting Contract between Elite Data Services, Inc. and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

10.68

Second Amendment to Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2015 filed on November 23, 2015).

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

32

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
32.1**

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

__________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not ”filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Data Services, Inc.

Dated: October 26, 2017	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director	October 26, 2017
Brenton Mix	(Principal Executive Officer)

/s/ Richard Phillips	Secretary, Treasurer and Director	October 26, 2017
Richard Phillips

34