Form 10-Q
period 2016-03-31
Elite Data Services, Inc.
filed 2017-10-30
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 25, 2017, the Company had 150,018,799 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,220	$1,730
Total Current Assets	1,220	1,730

OTHER ASSETS:		-
Deposit	100,000	100,000
Total Assets	101,220	101,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$252,655	$251,527
Convertible notes from a related party, net of discount $0 and 0, respectively	136,960	136,960
Derivative instrument liability	1,213,165	1,043,217
Note payable, net of discount of $50,000	-	—
Convertible notes payable, net of discounts of $141,308 and $194,659, respectively	249,868	180,437
Total Current Liabilities	1,852,648	1,612,141
LONG TERM DEBT:
Convertible note payable, net of discount of $97,774 and $175,445, respectively	127,226	49,555
Convertible Note payable, related party	587,564	587,564
Total Liabilities	2,567,438	2,249,260

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series A authorized; issued and outstanding 0 and 0, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 130,237,299 and 27,722,266, respectively	13,023	2,771
Subscription stock not issued	75,000	75,000
Additional paid in capital	12,260,621	11,820,411
Deficit accumulated	(14,814,862)	(14,045,712)
Total Stockholders’ Deficit	(2,466,218))	(2,147,530)
Total Liabilities and Stockholders’ Deficit	$101,220	$101,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES	$-	$1,197

OPERATING EXPENSES
Consulting services	-	5,100
Investor relations service	-	92,466
General and administrative	7,600	171,802
Total Operating Expenses	7,600	269,368

LOSS FROM OPERATIONS	(7,600)	(268,171)

OTHER INCOME (EXPENSE):
Amortization debt discount	(207,509)	-
Derivative expense	(169,948)	-
(Loss) on derivative settlement	(268,018)	-
(Loss) on extinguishment of debt	-	(851,456)
Gain on debt forgiveness	33,482	-
Interest expense – related party	(17,548)	(15,772)
Interest expense – other	(10,252)	(16,267)
Total Other Expense	(639,793)	(883,495)

LOSS BEFORE PROVISION FOR INCOME TAXES	(647,393)	(1,151,666)
PROVISION FOR INCOME TAX (BENEFIT)	—	—

NET LOSS	$(647,393)	$(1,151,666)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and diluted	65,468,494	20,642,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(647,393)	(1,151,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	10,000
Non-cash legal cost	-	10,000
Loss on extinguishment of debt	-	851,456
Loss on debt settlement	268,018	-
Stock issued for accrued interest	281	-
Stock compensation for investor relations service	-	92,466
Warrants issued for services	-	128,882
Derivative expenses	169,948	-
Amortization debt discount	207,509	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,625)
Accounts payable and accrued expenses	1,127	25,582
Net cash used in operating activities	(510)	(38,905)

INVESTING ACTIVITIES:
Purchase of license	-	(100,000)
Net cash used in investing activities	-	(100,000)

FINANCING ACTIVITIES:
Proceeds from stock sale	-	25,000
Proceeds from convertible promissory note	-	100,000
Payments to related party	-	(3,810)
Proceeds from related parties	-	17,505
Net cash received from financing activities	-	138,695
NET (DECREASE) IN CASH	(510)	(210)
CASH BEGINNING OF PERIOD	1,730	659
CASH END OF PERIOD	$1,220	449
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$60,687	$1,264.606

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc., a Florida corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns a 20% minority interest of WOD Market LLC, a Colorado limited liability company, a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company today co-manages WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix, our Chief Executive Officer, and Taryn Watson, a related party.

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

Separately, pursuant to the terms of the Joint Venture with HYHI formed on or about May 18, 2016, we intended to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of TrujColon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG was responsible for providing any and all financial and operational resources required to execute on the license granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding"). See Note 15.

During the period ending December 31, 2016, the Company was unable to raise the capital required to pay the minimum operational costs of the joint venture which resulted in a loss of business opportunities, and further strained the relationship with HYHI, our joint venture partner.

On March 14, 2017, Company executed a joint venture termination agreement with H Y H Investments S.A. which resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note executed on May 18, 2016 at the time the Joint Venture was formed.

Separately, the Company intended to expand its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, as set forth in the definitive agreement dated August 26, 2016, at which time the Company acquired a minority interest stake of 20% of WOD, with 100% ownership interest of WOD anticipated to be completed on or before October 15, 2016. See Note 15.

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

For more information, see Note 15.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on September 27, 2016.

Going Concern

Since inception, the Company has a cumulative net loss of $14,814,862. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the three months ended March 31, 2016 to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its non-operating subsidiaries, Dynamic Energy Development Corp. and Transformation Consulting, Inc. All intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2015 to the period ended March 31, 2016. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2016, the Company incurred no development costs. As of March 31, 2016, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2016 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2016 and December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2016, the Company no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, line of credit payable, loans from a related party, contingent consideration payable, and convertible note payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Net Income (Loss) Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable or converted into common stock is not material to effect diluted EPS results. Further, since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented

Common Share Non-Monetary Consideration

i. In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which: the counterparty’s performance is complete;

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

Recently Issued Accounting Pronouncements

Other than as set forth below, management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company's consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

On or about September 1, 2013, the Company and Sarah Myers, an individual (and, also the President, Chief Operating Officer and Director of the Company) ("Myers") executed that certain Revolving Line of Credit Agreement (the "LOC Agreement") for advances up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the "Myers Note") dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the "Original Myers Agreements"). The Original Myers Agreements were amended a total of five (5) times during the period of 2013 to 2016 to provide additional working capital for the Company, which increased the principal amount to $175,000.

The principal amount due on the Myers Note at March 31, 2016 was $136,960. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of March 31, 2016 was $39,418.

Baker Myers - Asset Purchase and Convertible Note - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At March 31, 2016, the note balance and accrued interest was $691,780.

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

NOTE 6. PAYABLE – RELATED PARTY

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2015 was $136,960, represents an unsecured promissory note and addendums (“Myers - LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers - LOC has been amended to be due and payable on December 31, 2015. The accrued interest under the Myers - LOC as of December 31, 2015 was $35,309.

The amount due under the Myers - LOC at March 31, 2016 was $136,960. The amount is unsecured and bears interest at 12% per annum. At March 31, 2016 accrued interest on the principal amount was $39,418.

NOTE 7. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At March 31, 2016, the note balance and accrued interest was $50,000 and $3,360, respectively, and the note discount balance was $50,000.

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

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

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

NOTE 8. RELATED PARTY CONVERTIBLE PROMISSORY NOTE

Baker Myers Convertible Note

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of September 30, 2014, a convertible note was amended and issued in the amount of $587,564 with an interest rate of 8% per annum to Baker Myers. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases from 8% per annum to 10% per annum. Pursuant to the terms of the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a trading limitation of 4.99% of the authorized common stock of the total shares outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery.

NOTE 9. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of March 31, 2016, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $9,535 and the note discount was $30,603. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of March 31, 2016, the balance outstanding on the Note was $142,340, accrued interest was $13,701 and the loan discount was $92,150.

Birch First Capital Fund, LLC

Litigation

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

Settlement

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

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the embedded conversion option at inception was determined to be $472,028 with the following assumptions: risk-free rate of interest of .711%, expected life of 2.0 years, expected stock price volatility of 175.371%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $472,028 exceeded the note and $225,000 was attributed to the note discount and $247,028 to a one day derivative loss.

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of March 31, 2016, the balance outstanding on the Note was $225,000, accrued interest was $3,788 and the debt discount was $147,329.

Birch Advisors, LLC

On July 23, 2015, pursuant to the terms and conditions of the Settlement Agreement referenced herein, the Company executed a new Consulting and Advisory Agreement (the “Agreement”) dated July 21, 2015 with Birch Advisors, LLC (“Consultant”) for a period of twenty-four (24) months to commence upon the execution date of the signed Agreement, payable in the form of a convertible debenture (“New Note”) in the amount of $300,000 at two percent (2%) interest per annum for a period of two years. Pursuant to the Agreement, Consultant shall be paid $37,500 each quarter in the form of a reduction of the outstanding principal balance of the New Note, convertible into shares of the Company’s Common Stock at a share price equal to the lesser of $0.10 per share or a twenty-five (25%) discount of the three (3) lowest intraday trading average for the twenty (20) day trading period prior to each conversion date, until paid in full, with accrued and unpaid interest due and payable in the final payment.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015 the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At March 31, 2016, the principal and accrued interest under the Note was $112,500 and $3,225, respectively and the note discount was $48,886.

The components of the convertible notes payable discussed in Note 6, 8 and 9 at March 31, 2016 are as follows:

Current portion	$578,136
Convertible notes, long term portion	$812,564

NOTE 10. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at March 31, 2016, was determined to be $1,213,165 with the following assumptions: (1) risk free interest rate of 0.59%, (2) remaining contractual life of years .21 to 1.33, (3) expected stock price volatility of 78% to 596%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended March 31, 2016, of $169,948 and a corresponding increase in the derivative instruments liability.

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

NOTE 12. FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,213,165	$1,213,165

As of March 31, 2016, the Company had a derivative liability amount of $1,213,165 which was classified as a Level 3 financial instrument.

NOTE 13. EQUITY INCENTIVE PLAN

Effective October 15, 2015, the Company adopted the Equity Incentive Plan (the “Plan”) whereby the Company may issue common stock, not to exceed 25,000,000 shares of common stock of the Company (the “ Stock Award ” or “ Stock Awards ”), or grant options to acquire common stock of the Company (the “ Option ” or “ Options ”), (the “ Stock ”), which may be in the form of Stock Awards, or “incentive stock options” (“ ISOs ”) intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations there under (the “ Code ”), or “non-qualified stock options” (“ NQSOs ”).

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at March 31, 2016.

NOTE 14. STOCKHOLDERS’ EQUITY

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

On May 17, 2016, the Company filed a Designation of Rights and Preferences for Series B Preferred stock authorizing 100,000,000 share to be issued under this designation. The Series B Preferred shares have a par value $.0001 and are senior to all other shares authorized by the Company. These share vote as if converted at a ratio of 1:1,000 and vote as a single class.

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

Issued and Outstanding

Preferred Stock

At March 31, 2016, the Company there is no shares of preferred stock outstanding.

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

Common Stock

At March 31, 2016, the Company has 130,237,299 shares of common stock issued and outstanding.

During the three months ended March 31, 2016, the Company issued 102,515,033 shares of common stock for the conversion of $60,407 and $281 in accrued interest.

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

Pursuant to Form 8K filed with the SEC on November 2, 2015, the Company stated that effective October 15, 2015, the Company effectuated the actions contained in this Section hereinabove. Although, the corporate action described did include the approval by the voting shareholders of a reverse stock split of up to 1 for 1,000, such effectuated action did not affect an actual (or specific) reverse split on such date, but rather provided for a future approval only. Subject to such approval, the Board of Directors were granted the right to effect a reverse split at any time during the following one year period, at a ratio (between 1 for 1,000), and on such determined “effective date” deemed appropriate by the Board Directors, at such time (which subsequently was determined later to be August 26, 2016).

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

Reverse Split

On the effective date of the Reverse Split, as determined by the Company when applicable (the “Effective Date”), all of the outstanding shares of our outstanding Common Stock were automatically converted into a smaller number of shares, at the reverse split ratio of 1:1,000.

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

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to the Reverse Split will remain the same. It is not anticipated that the Company's financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company's business would materially change, solely as a result of the Reverse Split. The Reverse Split will be effectuated simultaneously for all of the Company's Common Stock and the exchange ratio was the same for all shares of the Company's Common Stock. The Reverse Split will affect all of our shareholders uniformly and will not affect any shareholder's percentage ownership interests in the Company or proportionate voting power, except to the extent caused by the exchange of cash in lieu of fractional shares. The Reverse Split will not alter the respective voting rights and other rights of shareholders.

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

Effectiveness of the Reverse Split

Exchange of Certificates After Split. It will not be necessary for stockholders to exchange their old certificates. However, those stockholders who wish to obtain new certificates should contact the transfer agent, Manhattan Transfer Registrar Company, 53 Cardens Ct, Erie, CO 80516, Phone: (631) 928-7655.

Tax Impact of the Reverse Split. The following discussion summarizing material federal income tax consequences of the Reverse Split is based on the Internal Revenue Code of 1986, as amended (the "Code"), the applicable Treasury Regulations promulgated there under, judicial authority and current administrative rulings and practices in effect on the date this Information Statement was first mailed to shareholders. This discussion does not discuss consequences that may apply to special classes of taxpayers (e.g., non-resident aliens, broker-dealers, or insurance companies). Stockholders should consult their own tax advisors to determine the particular consequences to them.

The receipt of the Common Stock following the effective date of the Reverse Split, solely in exchange for the Common Stock held prior to the Reverse Split, will not generally result in recognition of a gain or loss to the shareholders. Although the issue is not free from doubt, additional shares received in lieu of fractional shares, including shares received as a result of the rounding up of fractional ownership, should be treated in the same manner. The adjusted tax basis of a shareholder in the Common Stock received after the Reverse Split will be the same as the adjusted tax basis of the Common Stock held prior to the Reverse Split exchanged therefore, and the holding period of the Common Stock received after the Reverse Split will include the holding period of the Common Stock held prior to the Reverse Split exchanged therefore.

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

Warrants Issued for Services

As of March 31, 2016, the Company had no outstanding warrant.

The following table summarizes the warrant activity for the three months ended March 31, 2016:

Balance, December 31, 2015	2,307	$259
Granted	-	-
Exercised	-	-
Expired/ Cancelled	(2,307)	(259)
Balance March 31, 2016	-	$-

NOTE 14. ACQUISITION

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

NOTE 15. SUBSEQUENT EVENTS

Subsequent to our three months ended March 31, 2016 and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

On September 1, 2016, the Company issued 62,815,000 common shares for the conversion of $753.78 of convertible debt.

On June 7, 2017, the Company issued 13,500,000 common shares for the conversion of $1,477.50 of convertible debt.

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Myers executed the Sixth Amendment to the LOC Agreement (the "Sixth Amendment"), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of the Original Myers Agreements dated September 1, 2013, as amended, whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the "Amended and Restated Note") in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the "Effective Date"), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a "Maturity Date"), convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

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

Assignments to Elite Data Marketing LLC

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

Amendment No. 2 to the Definitive Agreement for Purchase of WOD

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

3. Section 1.2 of the Original Agreement was amended and restated as follows:

Section 1.2 Agreement to Exchange WOD Units for New DEAC Shares . Pursuant to Section 1.1 hereinabove, (i) WOD shall assign, transfer, convey and deliver the WOD Units to DEAC; and in consideration and exchange therefore, DEAC shall; (ii) issue and deliver the New DEAC Shares into Trust (as hereinafter defined), in such amounts as described and set forth in Schedule 1.2 hereto (collectively referred to as the " Equity Exchange(s) ").

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 14, 2017, the Company accepted the resignation of Sarah Myers as the Secretary and Treasurer of the Company, effective immediately. Concurrently, on March 14, 2017, the Company appointed Richard Phillips as Secretary and Treasurer of the Company, in addition to his current position as a member of the Board of Directors of the Company. There was no disagreement between Ms. Myers and the Company.

On August 29, 2017, the Company filed a Definitive 14C Information Statement with the U.S. Securities and Exchange Commission. The purpose of this Information Statement is to inform the holders of record, as of the close of business on August 4, 2017 (the “Record Date”), of shares of all series of stock with voting power of Elite Data Services, Inc., a Florida corporation (the “Company,” or the “Corporation”), that our Board of Directors and majority shareholder of approximately 100.00% of our Series B preferred stock , having voting rights equal to 1000:1 and representing approximately 88.00% of total voting rights, as of the Record Date have giving written consent as of August 4, 2017, to approve the following:

(a) To change of corporate name from Elite Data Services Inc. to WOD Retail Solutions Inc.

(b) To increase the authorized capital stock of the Corporation to 10,500,000,000 shares, of which 10,000,000,000 shares shall be Common stock, par value $0.0001, and 500,000,000 shares shall be preferred stock, par value $0.0001, as set forth on the proposed Amendment to the Amend and Restated Articles of Incorporation, attached hereto as Exhibit A;

(c) To pre-approve up to 1 for 10,000 reverse stock split, which shall be effected at the sole discretion of the Board of Directors at any time on or before December 31, 2017, and after the date that is 20 calendar days after the mailing of this Information Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended March 31, 2016. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Current Operations

During the period ending March 31, 2016, the Company was a technology driven management company which owned and operated online marketing and gaming businesses from two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

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

Plan of Operations

The Company’s current plan of operations for the three months ending March 31, 2016 involves the continued development and growth of its online marketing and gaming businesses and to complete the closings on the WOD transaction.

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

Separately, the Company intends to expand its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

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

Our ability to implement the phases of our business plan will be dependent on us obtaining the significant financing for these projects. There was no impact of any of the contract amendments discussed on the accounting or business of the Company during the period ended March 31, 2016.

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve-month period beginning in the first quarter of 2016 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Going Concern

In their report for our 2015 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Results from Operations

Our operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Revenues	$-	$1,197
Operating and other expenses	7,600	269,368
Net operating loss	$(7,600)	$(268,171)

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Project development costs	$-	$-
Consulting services	-	5,100
Investor relations	-	92,466
General and administrative expenses	7,600	171,802
Total Operating Expenses	$7,600	$269,368

The decrease in investor relations and general and administrative expenses from 2016 from 2015 is primarily due to the Company’s changing business plan. The decrease of $256,668 is mainly comprised of $92,466 investor relation costs and non-cash warrant costs associated with investor financing of $128,881.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, the Company had cash on hand of $1,220 and $1,730, respectively. The Company had decreased cash flow of $510 for three months ended March 31, 2016 resulted primarily from the operations of the Company’s activities in general operations.

As of March 31, 2016, we had cash of $1,220 and our working capital deficit was $1,851,428. As of March 31, 2016, we generated revenues of $0 and a net loss of $647,393 as compared to March 31, 2015 revenues of $1,197 and a net loss of $1,151,666. The net loss for the current period of measurement is mainly comprised of non-cash expenses aggregating $639,793. As of March 31, 2016, we have a cumulative net loss of $14,814,862. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(510)	(38,905)
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	-	138,695
Net decrease increase in cash	$(510)	(210)

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended March 31, 2016 is $0.

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

The Company and has a cumulative net loss of $14,814,862 at March 31, 2016. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

In connection with the preparation of our financial statements for the three months ended March 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended March 31, 2016, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Birch First Capital Fund, LLC

Litigation

On August 16, 2013, Birch First Capital Fund, LLC, , a Delaware limited liability company, and/or Birch First Capital Management, LLC, as its manager (collectively, “Birch First Capital”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. Effective July 23, 2015, the Company entered into a Settlement Agreement (the “Agreement”) with Birch First, which provided for an Order of Stipulation to be filed with the Court that will dismiss this action with prejudice, with no liability admitted or deemed to be admitted by any party, concerning any and all claims that have been, or could have been, raised in the outstanding litigation between the parties. Pursuant to the Agreement, the Company issued an Amended and Restated Note in the principal amount of $300,000 bearing 2% interest per annum with conversion features equal to the lesser of $.10 per share or 50% of the three intraday trading average for the twenty day trading period prior to each conversion date to be issued quarterly. The Company also issued a Consulting and Advisory Agreement with Birch First and New Note in the principal amount of $300,000 with 2% interest, which is due quarterly payments. Pursuant to the Agreement, the Company will be in default under the terms of the Agreement if the Company files for bankruptcy or the Company’s Common Stock drop below $.00001 per share or if the Company fails to comply with a condition precedent pursuant to the Agreement. See Note 12.

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

Settlement

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

EraStar, Inc.

Litigation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2015, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended March 31, 2016:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

The Company issued 16,942,364 shares of common stock to LG in satisfaction of principle and accrued interest reductions aggregating $7,541;

The Company issued 38,880,955 shares of common stock to Adar Bays in satisfaction of principle reductions aggregating $32,713; and

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

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)
4.01	Engagement of D’Arelli Pruzansky, P.A. (“DP”) to serve as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 31, 2017).
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
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
10.77

Definitive Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc., including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.78

Termination Agreement dated May 20, 2016 by and between Elite Data Services, Inc. and Tarpon Bay Partners LLC, including the Amended Tarpon Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.79

Certificate of Designation of Series B Convertible Preferred Stock dated May 17, 2016 filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 8-K filed May 24, 2016)

57

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

10.93

Amendment No. 2 to the Definitive Agreement dated March 14, 2017 by and between Elite Data Services, Inc. and WOD Market LLC and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).

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

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

________

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

ELITE DATA SERVICES, INC.

Date: October 30, 2017	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

59