Form 10-Q
period 2016-06-30
Elite Data Services, Inc.
filed 2017-10-31
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2016

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

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$1,730
Total Current Assets	-	1,730

OTHER ASSET:
Deposit	100,000	100,000
Total Assets	$100,000	$101,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$269	$-
Accounts payable and accrued liabilities	522,777	251,527
Convertible notes from related party	350,000	136,960
Derivative instrument liability	343,839	1,043,217
Convertible notes payable, net of discount of $5,574 and 194,659, respectively	2,268,102	180,437
Total Current Liabilities	3,484,987	1,612,141

LONG TERM DEBT:
Convertible note payable, net of discount $0 and $175,445, respectively	3,700,000	49,555

Convertible note payable, related party	325,000	587,564

Total Liabilities	7,509,987	2,249,260

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series B authorized; issued and outstanding none	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 130,237,299 and 27,722,266, respectively	13,023	2,771
Subscription stock not issued	75,000	75,000
Additional paid-in capital	12,402,610	11,820,411

Deficit accumulated	(19,900,620)	(14,045,712)
Total Stockholders’ Deficit	(7,409,987)	(2,147,530)
Total Liabilities and Stockholders’ Deficit	$100,000	$101,730

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$-	$399	$-	$1,596
OPERATING EXPENSES
Consulting services	10,000	54,794	10,000	59,794
Asset impairment	4,900,000	-	4,900,000	-
Project development costs	-	121	-	221
Investor relations services	3,115	198,972	3,115	291,438
Warrants issued for services	-	352,275	-	481,156
General and administrative	35,007	37,283	42,607	80,204
Total Operating Expenses	4,948,122	643,445	4,955,722	912,813

LOSS FROM OPERATIONS	(4,948,122)	(643,046)	(4,955,722)	(911,217)

OTHER INCOME (EXPENSE):

Gain forgiveness of debt	695	-	34,177	-
Amortization debt discount	(83,799)	-	(291,308)	-
Derivative expense	(955,045)	-	(1,124,993)	-
(Loss) on derivative settlement	-	-	(268,018)	-
(Loss) gain on extinguishment of debt	1,262,162	(107,816)	1,262,162	(959,271)
Interest expense – related party	(51,255)	(16,516)	(67,115)	(32,288)
Interest expense – other	(310,395)	(6,912)	(322,336)	(23,179)
Total Other Expense	(137,637)	(131,244)	(777,431)	(1,014,738)
LOSS BEFORE PROVISION FOR INCOME TAXES	(5,085,759)	(774,290)	(5,733,153)	(1,925,955)
PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(5,085,759)	$(774,290)	$(5,733,153)	$(1,925,955)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic and diluted	130,237,299	22,485,283	97,465,499	21,516,707

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(5,733,153)	$(1,925,955)

Stock issued for accrued interest	281	-

Loss (gain) on extinguishment of debt	(1,262,162)	959,271
Loss on settlement of derivative	268,018	-
Stock compensation for investor relations services and consulting	-	346,233
Forgiven interest and accounts payable converted to notes	119,965	-
Warrants issued for services	-	481,156
Derivative expense	1,124,993	-
Amortization debt discount	291,308	-
Asset impairment	4,900,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(3,750)
Accounts payable and bank overdraft	271,520	(3,933)
Net cash (used in) operating activities	(19,230)	(146,978)

INVESTING ACTIVITY:
Deposit	-	(100,000)
Net cash used in investing activities	-	(100,000)

FINANCING ACTIVITIES:
Proceeds from stock sale	-	25,000
Proceeds from convertible promissory notes	17,500	325,000
Payments to related party	-	(3,810)
Proceeds from related parties	-	32,038
Net cash received from financing activities	17,500	378,228
NET INCREASE (DECREASE) IN CASH	(1,730)	131,250
CASH BEGINNING OF PERIOD	$1,730	659
CASH END OF PERIOD	$-	$131,909
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$60,687	$1,754,344
Issuance of common stock for consulting services	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Elite Data Services, Inc., Florida corporation (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns a 20% minority interest of WOD Market LLC, a Colorado limited liability company, a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company today co-operates WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix, our Chief Executive Officer, and Taryn Watson, a related party.

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

For more information, see Note 15.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Elite Data Services, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on September 27, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2015 have been omitted.

Going Concern

The Company has accumulated a deficit of $19,900,620. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the six months ended June 30, 2016 to ensure appropriate funding is on hand for its continued operations through convertible debentures and financing from a related party. See Note 7 and 8. Management’s plans include the raising of capital through the equity markets to fund future operations and pay debts and generating of revenue through our business. See Note 12. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries, Dynamic Energy Development Corp. and Transformation Consulting, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the six months ended June 30, 2016, the Company incurred no development costs. As of June 30, 2016, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2016 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2016 and December 31, 2015.

Cash

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At June 30, 2016, the Company had no cash equivalents.

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

Effects of Notes Payable Amendments. Cancellation and Forgiveness of Debt

In May 2016 the Company reorganized much of its debt and previous venture agreements. The table below shows the impact on the condensed consolidated financial statement of the modifications in these agreements. This table only shows those notes that were modified.

Holder	Note Value Reorg	Value Change Reorg	Forgiveness Cancellation	Note Balance June 30, 2016	Interest Balance Reorg	Forgiven Interest	Retroactive Interest	Interest Balance June 30, 2016
Note 1	$112,500	$187,500	$112,500	$300,000	$3,519		$19,600	$26,702
Note 2	225,000	175,000	225,000	400,000	4,375		26,133	35,286
Note 3		4,900,000		4,900,000				245,000
Note 4	587,564		587,564	500,000	110,353	$92,465	33,417	57,277
Note 5	136,960	38,040	136,960	175,000	41,564			45,147
Note 6		27,500		27,500			1,054	1,383
Note 7	50,000		50,000

	Derivative Liability Reorg	Debt Discount Reorg	Note Extinguishment
Note 1	$913,039	$66,421	$112,500
Note 2	911,332	83,288	225,000
Note 3
Note 4			587,564
Note 5			136,960
Note 6
Note 7		50,000	50,000

The table below shows the impact on notes payable by the modifications above and the re-catagorizing of the notes to their remaining term.

Holder	Short Term	Long Term	Related Party
Note 1		$300,000
Note 2		400,000
Note 3	$1,900,000	3,000,000
Subtotal		3,700,000

Note 4	250,000	250,000	Yes
Note 5	100,000	75,000	Yes
Subtotal	350,000	325,000

Note 6	27,500
Note 7	50,000
Note 8	17,500
Note 9	79,310
Note 10	42,239
Note 11	14,787
Note 12	142,340
Subtotal	2,273,676
Debt Discount	(5,574)
Total	2,268,102

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

NOTE 5. RELATED PARTY TRANSACTIONS

Baker Myers - Asset Purchase and Convertible Note - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At June 30, 2016, the note balance and accrued interest was $756,481. These amounts were modified per the Baker Myers Note and Share Cancellation and Exchange Agreement below

Baker Myers - Asset Purchase and Stock Consideration - Autoglance

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein. The balance of the note and accrued interest at June 30, 2016 was $557,277.

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

NOTE 6. PAYABLE – RELATED PARTY

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at June 30, 2016 and 2015 was $175,000 and $151,000, respectively, represents an unsecured promissory note and addendums (“Myers - LOC”). These amounts are unsecured and bear interest at the rate of 10% and 12% per annum, respectively. The Myers - LOC has been amended to be due and payable on December 31, 2016 The accrued interest under the Myers - LOC as of June 30, 2016 and 2015 was $45,147 and $27,540, respectively.

The amount due under the Myers - LOC at June 30, 2016 was $175,000. The amount is unsecured and bears interest at 10% per annum. At June 30, 2016, accrued interest on the amount was $45,147.

NOTE 7. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At March 31, 2016, the note balance and accrued interest was $50,000 and $4,610, respectively.

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

On June 30, 2016, the principal outstanding was $50,000 with accrued interest at $4,610.

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC ("JMS") executed a settlement letter (the "Settlement Letter") in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The balance of the note and accrued interest at June 30, 2016 was $28,883.

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

The Company issued to POM a six month convertible redeemable note (the "Note") in the principal amount of USD $ 17,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The balance of the note and accrued interest at June 30, 2016 was $17,785.

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

At June 30, 2016, the principal was $500,000 with the accrued interest on the amount at $57,277.

NOTE 9. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into

Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of June 30, 2016, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $11,912 and the note discount was $0. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310 with accrued interest at $11,912.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of June 30, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,669 and the note discount was $0. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 with accrued interest at 2,669.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of June 30, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,427and the loan discount was $0. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 with accrued interest at $2,427.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of June 30, 2016, the balance outstanding on the Note was $142,340, accrued interest was $17,971 and the loan discount was $11,518. At the time of the filing of this Report, EMA has converted a total of $14,160 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $142,340 with accrued interest at $ 17,971 and a debt discount of $5,574.

Birch First Capital Fund, LLC

Litigation

On August 16, 2013, Birch First Capital Fund, LLC, a Delaware limited liability company, and/or Birch First Capital Management, LLC, as its manager (collectively, “Birch First Capital”) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement (“LOC”) totaling $151,000. On November 18, 2013, Birch First brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning this derivative lawsuit, which is still currently pending. On July 23, 2015, the Parties finalized the settlement agreements, which lead to the conclusion of Case 2013 CA 012838.

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

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of June 30, 2016, the balance outstanding on the Note was $400,000, accrued interest was $35,287.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At June 30, 2016, the principal and accrued interest under the Note was $300,000 and $26,702, respectively.

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

The components of the convertible notes payable discussed in Note 6 through Note 9 at June 30, 2016 are as follows:

Current portion	$2,637,422
Convertible notes, long term portion	$4,025,000

NOTE 10. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at June 30, 2016, was determined to be $343,839 with the following assumptions: (1) risk free interest rate of .20%, (2) remaining contractual life of .01 years, (3) expected stock price volatility of 304% to 370%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the six months ended June 30, 2016, of $1,124,993 and a corresponding increase in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$343,839	$343,839

As of June 30, 2016, the Company had a derivative liability amount of $343,839 which was classified as a Level 3 financial instrument.

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

Issued and Outstanding

Preferred Stock

At June 30, 2016, the Company there are no shares of preferred stock outstanding.

On May 18, 2016, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock to two (2) separate parties in the amount of 1,000,000 shares each to Ricketts and Antol, respectively, pursuant to the executed Ricketts Subscription Agreement and Antol Subscription Agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investor s as defined in Rule 501 of Regulation D. These shares were not issued in this quarter and have been recorded in the financial statements for the year ended December 31, 2016.

Common Stock

At June 30, 2016, the Company has 130,237,299 shares of common stock issued and outstanding.

During the six months ended June 30, 2016, the Company issued 102,515,033 shares of common stock for the conversion of $60,407 and $ 281 in accrued interest.

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

Effect on Authorized and Outstanding Shares. Based on the stockholdings and the number of shares of Common Stock issued and outstanding on the Effective Date. As a result of the Reverse Split, the number of shares of capital stock issued and outstanding (as well as the number of shares of Common Stock underlying any options, warrants, convertible debt or other derivative securities) on the Effective Date will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of the Reverse Split, divided by one thousand (1,000), minus any shares that were eliminated with cash in lieu of fractional shares.

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

Warrants Issued for Services

As of June 30, 2016, the Company had no outstanding warrants for services.

The following table summarizes the warrant activity for the six months ended June 30, 2016:

Balance December 31, 2015	2,307	$259
Granted
Exercised
Expired/ Cancelled	(2,307)	(259)
Balance June 30, 2016	-	$-

Warrants Issued In Settlements

Balance December 31, 2015	-	$-
Granted Preferred	7,000,000	700
Granted Common
Exercised
Expired/ Cancelled
Balance June 30, 2016	7,000,000	700

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

NOTE 15. SUBSEQUENT EVENTS

Subsequent to our six months ended June 30, 2016 and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

On September 1, 2016, the Company issued 62,815,000 common shares for the conversion of $753.78 of convertible debt.

On June 7, 2017, the Company issued 13,500,000 common shares for the conversion of $1,477.50 of convertible debt.

Termination Agreement to Definitive Agreement for the acquisition of a new subsidiary

The Company and Properties of Merit Inc. ("POM") are parties to that certain Definitive Agreement, dated May 20, 2016, incorporated by reference in Form 8K filed with the SEC on May 24, 2016, pursuant to which the Company agreed to acquire one hundred percent (100%)of the ownership interest in POM, in the form of three (3) separate closings with the first closing originally anticipated on or before May 27, 2016, subject to certain performance requirements of both parties prior to each closing.

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

On August 4, 2017, the Company filed a Pre 14C Information Statement with the U.S. Securities and Exchange Commission and a definitive 14 C on August 29, 2017. The purpose of this Information Statement is to inform the holders of record, as of the close of business on August 4, 2017 (the “Record Date”), of shares of all series of stock with voting power of Elite Data Services, Inc., a Florida corporation (the “Company,” or the “Corporation”), that our Board of Directors and majority shareholder of approximately 100.00% of our Series B preferred stock , having voting rights equal to 1000:1 and representing approximately 88.00% of total voting rights, as of the Record Date have giving written consent as of August 4, 2017, to approve the following:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Basis of Presentation

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six-month period ended June 30, 2016. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Current Operations

During the period ending December 31, 2015, the Company was a technology driven management company which owned and operated online marketing and gaming businesses from two (2) subsidiaries: Elite Data Marketing LLC, and Elite Gaming Ventures LLC.

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

Going Concern

In their report for our December 31, 2015 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

RESULTS FROM OPERATIONS

Results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues and Net Loss

Our operating results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 are as follows:

	Three Months Ended June 30,
	2016	2015
Revenues	$-	$399
Operating and other expenses	5,085,759	774,689
Net (Loss)	$(5,085,759)	$(774,290)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 are as follows:

	Three Months Ended June 30,
	2016	2015
Consulting services	$10,000	$54,794
Investor relation services	3,115	198,972
(Gain) on extinguishment of debt	(1,262,162)	107,816
Project development costs	-	121
Interest Expense	361,650	23,428
Derivative related expenses	955,045	-
Amortization of debt discount	83,799	-
Asset impairment	4,900,000	-
(Gain) on forgiveness of debt	(695)
Warrants issued for services	-	352,275

General and administrative expenses	35,007	37,283
Total Operating and Other Expenses	$5,085,759	$774,689

The decrease in project development and consulting costs from the quarter ended June 30, 2016 to the equivalent period in 2015 is primarily due to the Company’s lack of further expansion into the gaming sector thereby reducing project activities relating to investigation and design of proto-type technologies that started in the fourth quarter of 2013. The increase in derivative related expenses in 2016 from 2015 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced. The joint venture was to begin May 20,2016 and the $4,900,000 asset was impaired because it lacked immediate value.

Results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Our operating results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are as follows:

Revenues and Net Loss

	Six Months Ended June 30,
	2016	2015
Revenues	$-	$1,596
Operating and other expenses	5,733,153	1,927,551
Net (Loss)	$(5,733,153)	$(1,925,955)

Operating Expenses and Other Expenses and (Income)

	Six Months Ended June 30,
	2016	2015
Consulting services	$10,000	$59,794
Investor relation services	3,115	291,438
(Gain) on extinguishment of debt	(1,262,162)	959,271
Project development costs	-	221
Interest Expense	389,451	55,467
Derivative related expenses	1,124,993	-
Amortization of debt discount	291,308	-
Asset impairment	4,900,000
(Gain) on derivative settlement	268,018	-
(Gain) on forgiveness of debt	(34,177)	-
Warrants issued for services	-	481,156
General and administrative expenses	42,607	80,204
Total Operating and Other Expenses	$5,733,153	$1,927,551

The decrease in project development costs from 2016 to 2015 is primarily due to the lack of project activities related to development and web design of networks that started in the 2014 and was contingent upon external financing, which the Company did not receive.

The decrease in consulting services from 2015 to 2016 is primarily due to the Company having a new non-cash consulting agreement that replaced the prior agreement and will require a charge of $10,000 per month payment. Interest expense increased based on the increase in our debt facilities incurred to fund current operations.

The gain on the extinguishment of debt is attributable to the conversion and elimination of the contingent liability of $566,212 in the 2015 period of measurement. The debt was converted at $0.10 per share and the non-cash loss resulted from the difference in the market price of the stock on the date of the conversion for the number of shares converted on that date. In 2016, the settlement and restructuring of certain debt caused the loss.

The warrant costs are a result of warrants issued to a consulting firm and amortized over the life of the warrant. The agreement with the firm was cancelled under the terms on the agreement on January 21, 2015 and the warrant was cancelled on April 1, 2015. The remaining prepaid expense was expensed in the 2015 current period of measurement.

The increase in derivative related expenses in 2016 from 2015 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced. Additional derivative were activated when default provisions mad all notes payable current and activated all of their embedded derivatives.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, the Company had cash on hand of $0 and $1,730, respectively. The Company had decreased cash flow of $1,730 for six months ended June 30, 2016 from operations.

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

	June 30,	December 31,
	2016	2015
Current assets	$100,000	$101,730
Current liabilities	(3,484,987)	(1,612,141)
Working capital deficit	$(3,384,987)	$(1,510,411)

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(19,230)	$(146,978)
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	17,500	378,228
Net increase (decrease) increase in cash	$(1,730)	$131,250

Net cash provided by investing activities for the period ended June 30, 2015 includes the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in the period ended June 30, 2016 and 2015 is from proceeds of convertible notes. Net cash used in investing activities includes the proceeds of the convertible notes that were used to secure the gaming license, which provides for distribution rights in two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras See Note 9 and 11. Net cash provided by operating activities for the period ended June 30, 2015 includes the stock compensation and warrants issued for investor relations services and the loss recorded on the extinguishment of debt pursuant to the contingent consideration payable. See Note 5.

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

We have no committed source for funds as of June 30, 2016. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $19,900,620 at June 30, 2016. We currently have no working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any commitments for material capital expenditures except for the non-refundable payment for the intangible asset license.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

In connection with the preparation of our financial statements for the three months ended June 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management determined that this control deficiency constituted a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the six months ended June 30, 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15(f) and 15d15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2015, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended June 30, 2016:

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

Formation of Voting Trust and Certain Transfer of Securities into Trust

Pursuant to the Amendment No. 2, the Joint Venture Agreement and/or the Voting Trust Agreement, as applicable, all dated March 14, 2017, the Company agreed to issue into Trust, pursuant to the terms of the Voting Trust Agreement, (i) a total of 199,000 shares of Series B Preferred Stock, and 19,801,000 shares of Common Stock, respectively, after the completion by the Company of a reverse split of 1:1000 of its Common Stock of the Company, for the benefit of WOD Holdings Inc., (ii) a total of 5,000 shares of Series B Preferred Stock each (for total of 10,000 shares), and 495,000 shares of Common Stock each (for a total totaling 990,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each Dr. James G. Ricketts, and Stephen Antol, converted from the original total of 500,000 shares of Series B Preferred Stock (for a total of 1,000,000 shares), owned and held by each of them as Stockholders, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, pursuant to mutually agreed to approval in advance set forth in the Voting Trust Agreement, and (iii) a total of 40,000 shares and 30,000 of Series B Preferred Stock each (for total of 70,000 shares), and 3,960,000 shares and 2,970,000 shares of Common Stock, respectively (for a total totaling 6,930,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company, and Baker & Myers & Associates, LLC, a Nevada limited liability company, respectively, simultaneously exercised and converted by Voting Trustee from the original two (2) separate stock purchase warrants (each a “Warrant” and collectively the “Warrants”) for the right to purchase a total of 4,000,000 and 3,000,000 shares of Series B Preferred Stock, respectively, owned and held by each such Stockholder, respectively (totaling 7,000,000 shares), upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, pursuant to mutually agreed to approval in advance set forth in the Voting Trust Agreement.

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

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)
4.01	Engagement of D’Arelli Pruzansky, P.A. (“DP”) to serve as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 31, 2017).
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
10.30	Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
10.31	Restated Convertible Promissory Note between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
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
10.38

Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, as filed April 15, 2015)

10.39

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, as filed April 15, 2014)

56

10.40

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.41

Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

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

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between Elite Data Services, Inc. and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.83	Letter of Intent dated July 22, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.84	Definitive Agreement dated August 26, 2016 by and between Elite Data Services, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed September 2, 2016).
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

21.1	List of Subsidiaries

101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2016 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_______________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: October 31, 2017	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

59