Form 10-Q
period 2016-09-30
Elite Data Services, Inc.
filed 2017-11-03
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 26, 2017, the Company had 150,018,799 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$953	$1,730
Total Current Assets	953	1,730

OTHER ASSET:
WOD membership	20,000	-
Deposit	100,000	100,000
Total Assets	$120,953	$101,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$728,718	$251,527
Convertible notes from related party	350,000	136,960
Derivative instrument liability	1,437,544	1,043,217
Convertible note payable, net of discount $0 and $50,000, respectively	50,000	-
Convertible notes payable, net of discount of $0 and $194,659, respectively	2,962,922	180,437
Total Current Liabilities	5,529,184	1,612,141

LONG TERM DEBT:
Convertible note payable, net of discount $0 and $175,445, respectively	3,000,000	49,555

Convertible note payable, related party	299,500	587,564

Total Liabilities	8,828,684	2,249,260

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series B authorized; issued and outstanding 2,100,000 and 0, respectively	210	-

Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 136,518,799 and 27,722,266, respectively	13,651	2,771
Subscription stock not issued	75,000	75,000
Additional paid-in capital	22,905,541	11,820,411

Deficit accumulated	(31,702,133)	(14,045,712)
Total Stockholders’ Deficit	(8,707,731)	(2,147,530)
Total Liabilities and Stockholders’ Deficit	$120,953	$101,730

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$1,596
OPERATING EXPENSES
Consulting services	70,000	79,000	90,000	138,794
Asset impairment	480,000	-	5,380,000	-
Management services	10,000,000	-	10,000,000	-
Investor relations services	-	31,822	3,115	323,260
Warrants issued for services	-	-	-	481,156
General and administrative	3,759	122,029	36,366	202,454
Total Operating Expenses	10,073,759	232,851	15,509,481	1,145,664

LOSS FROM OPERATIONS	(10,553,759)	(232,851)	(15,509,481)	(1,114,068)

OTHER INCOME (EXPENSE):
Gain forgiveness of debt	25,000	571	59,177	-
Amortization debt discount	(555,574)	(22,917)	(846,882)	(22,917)
Non-cash settlement of debt	-	(85,842)	-	(85,842)
Initial derivative expense	(259,422)	-	(259,422)	-
(Loss) gain on derivative revaluation	(284,282)	138,097	(1,409,275)	138,097
(Loss) on derivative settlement	(3,015)	-	(271,033)	-
(Loss) gain on extinguishment of debt	-	-	1,262,162	(958,700)
Interest expense – related party	(20,000)	(38,150)	(87,165)	(61,329)
Interest expense - other	(150,460)	(274,739)	(472,745)	(307,027)
Total Other Expense	(1,247,753)	(282,980)	(2,025,183)	(1,297,718)
LOSS BEFORE PROVISION FOR INCOME TAXES	(11,801,512)	(515,831)	(17,534,664)	(2,441,786)
PROVISION FOR INCOME TAX	—	—	—	—

NET LOSS	$(11,801,512)	$(515,831)	$(17,534,664)	$(2,441,786)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.09)	$(0.02)	$(0.16)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic and diluted	132,285,614	25,581,065	109,276,487	22,886,381

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(17,534,664)	$(2,441,786)

Preferred stock issued for services	10,000,000	-
Stock issued for accrued interest	281	-
Forgiven interest and accounts payable to notes payable	119,964	259,029

Asset impairment	5,380,000	-
Debt settlement	-	85,842
Loss (gain) derivative settlement	271,033	-
Loss (gain) on extinguishment of debt	(1,262,162)	958,700
Stock compensation for investor relations services and consulting	-	473,053
Warrants issued for services	-	481,156
(Gain) loss on derivative instruments	1,409,275	(138,097)
Initial derivative expense	259,422	-
Amortization debt discount	846,882	22,917
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,875)
Accounts payable and accrued expenses	477,191	48,792
Net cash (used in) operating activities	(32,777)	(252,269)
INVESTING ACTIVITY:
Deposit	-	(100,000)
Net cash used in investing activity	-	(100,000)
FINANCING ACTIVITIES:
Proceeds from stock sale	-	25,000
Proceeds from convertible promissory notes, net	32,000	346,500
Payments to related party	-	(48,810)
Proceeds from related parties	-	35,867
Net cash received from financing activities	32,000	358,557
NET INCREASE (DECREASE) IN CASH	(777)	6,288
CASH BEGINNING OF PERIOD	$1,730	659
CASH END OF PERIOD	$953	6,947
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	—
Interest paid	$—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$61,161	1,754,344

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016

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

For more information, see Note 15.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Elite Data Services, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on September 27, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2015 have been omitted.

Going Concern

The Company has accumulated a deficit of $31,702,133. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the nine months ended September 30, 2016 to ensure appropriate funding is on hand for its continued operations through convertible debentures and financing from a related party. See Note 7 and 8. Management’s plans include the raising of capital through the equity markets to fund future operations and pay debts and generating of revenue through our business. See Note 12. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the nine months ended September 30, 2016, the Company incurred no development costs. As of September 30, 2016, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of September 30, 2016 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2016 and December 31, 2015.

Cash

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At September 30, 2016, the Company had $953 cash and no other cash equivalents.

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

Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, “Derivatives and Hedging.” The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company’s consolidated financial statements.

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

Holder	Note Value Reorg	Value Change Reorg	Forgiveness Cancellation	Note Balance September 30, 2016	Interest Balance Reorg	Forgiven Interest	Retroactive Interest
Note 1	$112,500	$187,500	$112,500	$300,000	$3,519		$19,600
Note 2	225,000	175,000	225,000	400,000	4,375		26,133
Note 3		4,900,000		4,900,000
Note 4	587,564		587,564	500,000	110,353	$92,465	33,417
Note 5	136,960	38,040	136,960	175,000	41,564
Note 6		27,500		27,500			1,054
Note 7	50,000		50,000

	Derivative Liability Reorg	Debt Discount Reorg	Note Extinguishment
Note 1	$913,039	$66,421	$112,500
Note 2	911,332	83,288	225,000
Note 3
Note 4			587,564
Note 5			136,960
Note 6
Note 7		50,000	50,000

The table below shows the notes payable categorized by their remaining term at the nine months ending September 30, 2016.

Holder	Short Term	Long Term	Related Party
Note 1	$300,000
Note 2	$400,000
Note 3	$1,900,000	$3,000,000
Subtotal		3,000,000

Note 4	250,000	250,000	Yes
Note 5	100,000	49,500	Yes
Subtotal	350,000	299,500

Note 6	27,500
Note 7	50,000		Own display not in total short term
Note 8	17,500
Note 9	79,310
Note 10	42,239
Note 11	14,787
Note 12	141,586
Note 13	40,000
Total	2,962,922

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

NOTE 5. RELATED PARTY TRANSACTIONS

Baker Myers - Asset Purchase and Convertible Note - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At September 30, 2016, the note balance and accrued interest was $569,777.

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

NOTE 6. PAYABLE – RELATED PARTY

Myers – Line of Credit (LOC)

On or about September 1, 2013, the Company and Sarah Myers, an individual (and, also the President, Chief Operating Officer and Director of the Company) (“Myers”) executed that certain Revolving Line of Credit Agreement (the “LOC Agreement”) for advances up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the “Myers Note”) dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the “Original Myers Agreements”). The Original Myers Agreements were amended a total of five (5) times during the period of 2013 to 2016 to provide additional working capital for the Company, which increased the principal amount to $175,000.

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Myers executed the Sixth Amendment to the LOC Agreement (the “Sixth Amendment”), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of the Original Myers Agreements dated September 1, 2013, as amended, whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the “Amended and Restated Note”) in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the “Effective Date”), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a “Maturity Date”), convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein. The balances at September 30, 2016 were. Note $149,500, all accrued interest $52,647.

NOTE 7. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At September 30, 2016, the note balance and accrued interest was $50,000 and $5,860, respectively.

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

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The Note balance and accrued interest was $29,570 at September 30, 2016.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement. The balance of the Note plus accrued interest at September 30, 2016 was $18,410.

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein At September 30, 2016, the principal was $500,000 with total accrued interest at $69,777.

NOTE 9. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principal into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of September 30, 2016, the balances outstanding on the JSJ Note were principal of $79,310, accrued interest was $14,290.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of September 30, 2016, the balances outstanding on the LG Note were principal of $42,239, accrued interest was $3,303 and the note discount was $0. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $3,303.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of September 30, 2016, the balances outstanding on the Adar Note were principal of $14,787, accrued interest was $2,649 and the loan discount was $0. At the time of the filing of this Report, Adar has converted a total of $37,713 principal into shares of the Company’s common stock, resulting in principal balance remaining of $14,787and accrued interest of $2,649.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “ Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of September 30, 2016, the balance outstanding on the Note was $141,586, accrued interest was $22,234 and the loan discount was $0. At the time of the filing of this Report, EMA has converted a total of $14,914 of principal into shares of the Company’s common stock, resulting in a principal balance remaining of $141,586 and accrued interest of $22,241.

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

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of September 30, 2016, the balance outstanding on the Note was $400,000, accrued interest was $45,287.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the year ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At September 30, 2016, the principal and accrued interest under the Note was $300,000 and $34,202, respectively.

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

NOTE 10. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at September 30, 2016, was determined to be $1,437,544 with the following assumptions: (1) risk free interest rate of .20%, (2) remaining contractual life of years from .01, (3) expected stock price volatility of 307%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the nine months ended September 30, 2016, of $1,668,698 and a corresponding increase in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,437,544	$1,437,544

As of September 30, 2016, the Company had a derivative liability amount of $1,437,544 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at September 30, 2016.

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

Issued and Outstanding

Preferred Stock

At September 30, 2016, the Company had 2,100,000 shares of Series B Preferred Stock outstanding.

On May 18, 2016, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock to two (2) separate parties in the amount of 1,000,000 shares each to Ricketts and Antol, respectively, pursuant to the executed Ricketts Subscription Agreement and Antol Subscription Agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investors as defined in Rule 501 of Regulation D. These shares are recorded in the financial statements for the nine months ended September 30, 2016.

On August 26, 2016, the Company authorized the issuance 50,000 shares of Series B Preferred Stock each to Watson and Mix pursuant to the WOD agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investors as defined in Rule 501 of Regulation D. These shares are recorded in the financial statements for the nine months ended September 30, 2016.

Common Stock

At September 30, 2016, the Company has 136,518,799 shares of common stock issued and outstanding.

During the nine months ended September 30, 2016, the Company issued 108,796,533 shares of common stock for the conversion of $61,161 and $ 281 in accrued interest.

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

Effect on Authorized and Outstanding Shares. Based on the stockholdings of shares of Common Stock issued and outstanding on the Effective Date. As a result of the Reverse Split, the number of shares of capital stock issued and outstanding (as well as the number of shares of Common Stock underlying any options, warrants, convertible debt or other derivative securities) on the Effective Date will be reduced to the number of shares of capital stock issued and outstanding immediately prior to the effectiveness of the Reverse Split, divided by one thousand (1,000), minus any shares that were eliminated with cash in lieu of fractional shares. \

With the exception of the number of shares issued and outstanding, the rights and preferences of the shares of capital stock prior and subsequent to the Reverse Split will remain the same. It is not anticipated that the Company’s financial condition, the percentage ownership of management, the number of shareholders, or any aspect of the Company’s business would materially change, solely as a result of the Reverse Split. The Reverse Split will be effectuated simultaneously for all of the Company’s Common Stock and the exchange ratio was the same for all shares of the Company’s Common Stock. The Reverse Split will affected all of our shareholders uniformly and did not affect any shareholder’s percentage ownership interests in the Company or proportionate voting power, except to the extent caused by the exchange of cash in lieu of fractional shares. The Reverse Split will not alter the respective voting rights and other rights of shareholders.

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

Warrants Issued for Services

As of September 30, 2016, the Company had various outstanding warrant.

The following table summarizes the warrant activity for the nine months ended September 30, 2016:

Balance December 31, 2015	2,307	$259
Granted
Exercised
Expired/ Cancelled	(2,307)	(259)
Balance September 30, 2016	-	$-

Warrants Issued In Settlements

Balance December 31, 2015	-	$-
Granted Preferred	7,000,000	700
Granted Common
Exercised
Expired/ Cancelled
Balance September 30, 2016	7,000,000	700

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

NOTE 15. SUBSEQUENT EVENTS

Subsequent to our nine months ended September 30, 2016 and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

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

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve month period beginning in the third quarter of 2016 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“GAAP”) in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and the accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

RESULTS FROM OPERATIONS

Results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues and Net Loss

Our operating results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
Revenues	$-	$-
Operating and other expenses	11,801,512	515,831
Net (Loss)	$(11,801,512)	$(515,831)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
Consulting services	$70,000	$79,000
Management services	10,000,000	-
Investor relation services	-	31,822
Loss (gain) on extinguishment of debt	-	(571)
Interest Expense	170,460	312,889
Derivative related expenses	543,704	-
Asset impairment	480,000	-
Amortization of debt discount	555,574	22,917
(Gain) loss on derivative settlement	3,015	(138,097)
Forgiveness of debt	(25,000)	-
Warrants issued for services	-	352,275

Non-cash settlement charges	-	85,842
General and administrative expenses	3,759	122,029
Total Operating and Other Expenses	$11,801,512	$515,831

The increase in derivative and interest related expenses in 2016 from 2015 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced and interest on new notes from acquisitions plus the change in interest rates from debt settlements, management services increased with the issuance of 2,000,000 shares of Series B Preferred Stock, 100,000 shares of Series B Preferred Stock was issued for 20% membership of WOD Market LLC and immediately impaired for $480,000 for the three months ended September 30, 2016

Results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Our operating results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 are as follows:

Revenues and Net Loss

	Nine Months Ended September 30,
	2016	2015
Revenues	$-	$1,596
Operating and other expenses	17,534,664	2,443,382
Net (Loss)	$(17,534,664)	$(2,441,786)

Operating Expenses and Other Expenses and (Income)

	Nine Months Ended September 30,
	2016	2015
Consulting services	$90,000	$138,794

Investor relation services	3,115	323,260
(Gain) loss on extinguishment of debt	(1,262,162)	958,700
Management services	10,000,000	-
Interest Expense	559,910	368,356
Derivative related expenses	1,668,698	-
Amortization of debt discount	846,882	22,917

Asset impairment	5,380,000	-
(Gain) loss on derivative settlement	271,033	(138,097)
Forgiveness of debt	(59,177)	-
Non-cash settlement charges	-	85,842
Warrants issued for services	-	481,156
General and administrative expenses	36,365	202,454
Total Operating and Other Expenses	$17,534,664	$2,443,382

The decrease in consulting services from 2015 to 2016 is primarily due to the Company having a new non-cash consulting agreement that replaced the prior agreement and will require a charge of $10,000 per month payment. Interest expense increased based on the increase in our debt facilities incurred to fund current operations.

The loss on the extinguishment of debt is attributable to the conversion and elimination of the contingent liability of $566,212 in the 2015 period of measurement. The debt was converted at $0.10 per share and the non-cash loss resulted from the difference in the market price of the stock on the date of the conversion for the number of shares converted on that date. In 2016 the settlement and restructuring of certain debt caused the gain.

The warrant costs are a result of warrants issued to a consulting firm and amortized over the life of the warrant. The agreement with the firm was cancelled under the terms on the agreement on January 21, 2015 and the warrant was cancelled on April 1, 2015. The remaining prepaid expense was expensed in the 2015 current period of measurement.

The increase in derivative and interest related expenses in 2016 from 2015 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced and interest on new notes from acquisitions plus the change in interest rates from debt settlements.

Management services increased with the issuance of 2,000,000 shares of Series B Preferred Stock, 100,000 shares of Series B Preferred Stock was issued for 20% membership of WOD Market LLC and immediately impaired for $480,000 for the three months ended September 30, 2016. The joint venture was to begin May 20, 2016 and the $4,900,000 asset was impaired because it lacked immediate value.

Liquidity and Capital Resources

As of September 30, 2016, and December 31, 2015, the Company had cash on hand of $953 and $1,730, respectively. The Company had decreased cash flow of $777 for nine months ended September 30, 2016 from operations.

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

	September 30,	December 31,
	2016	2015
Current assets	$120,953	$101,730
Current liabilities	(5,529,184)	(1,612,141)
Working capital deficit	$(5,408,231)	$(1,510,411)

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(32,777)	$(252,269)
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	32,000	358,557
Net increase (decrease) increase in cash	$(777)	$6,288

Net cash provided by investing activities for the period ended September 30, 2015 includes the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in the period ended September 30, 2016 and 2015 is from proceeds of convertible notes. Net cash used in investing activities includes the proceeds of the convertible notes that were used to secure the gaming license, which provides for distribution rights in two cities on the Honduras mainland and Roatan, the largest of the bay islands of Honduras See Note 9 and 11. Net cash provided by operating activities for the period ended September 30, 2015 includes the stock compensation and warrants issued for investor relations services and the loss recorded on the extinguishment of debt pursuant to the contingent consideration payable. See Note 5.

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

We have no committed source for funds as of September 30, 2016. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $31,702,133 at September 30, 2016. We currently have no working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Capital Expenditures

We have not incurred any commitments for material capital expenditures except for the non-refundable payment for the intangible asset license.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

In connection with the preparation of our financial statements for the three months ended September 30, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management determined that this control deficiency constituted a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended September 30, 2016, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2015, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the nine months ended September 30, 2016:

The Company issued 11,923,377 shares of common stock to JSJ in satisfaction of principal reductions aggregating $6,273;

The Company issued 16,942,364 shares of common stock to LG in satisfaction of principal and accrued interest reductions aggregating $7,541;

The Company issued 38,880,955 shares of common stock to Adar Bays in satisfaction of principal reductions aggregating $32,713; and

The Company issued 41,049,837 shares of common stock to EMA in satisfaction of principal reductions aggregating $14,944.

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
10.38

Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, file April 15, 2015)

10.39

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

51

10.40

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.41

Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

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

10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015
10.52	Equity Purchase Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015)
10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company’s 10-Q for period ended June 30, 2015)
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company’s 8-K dated July 20, 2015)
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015)

10.58	Amended and Restated Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015)
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between Elite Data Services, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

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

53

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
32.1**

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

____________

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

ELITE DATA SERVICES, INC.

Date: November 2, 2017	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

55