Form 10-K
period 2016-12-31
Elite Data Services, Inc.
filed 2017-12-19
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 14, 2017, the Company had 205,450,287 shares of common stock of the registrant outstanding.

At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K for the year ended December 31, 2016

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

On March 14, 2017, the Company executed a joint venture termination agreement with H Y H Investments S.A. (“HYHI”) which resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company.

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

ITEM 2. PROPERTIES

The Company’s office address is located at 720 S. Colorado Blvd., PH North, Denver, CO 80246.

ITEM 3. LEGAL PROCEEDINGS

Lawsuit Against EraStar, Inc.

On August 31, 2015, the Company filed suit against EraStar, Inc. in the Chancery Court of Davidson County in Tennessee claiming breach of contract, breach of duty of good faith and fair dealing, breach of fiduciary duty, conversion, unjust enrichment, fraud and fraudulent misrepresentation, tortuous interference with Contract, intentional misrepresentation, and violation of the Tennessee Consumer Protection Act, requesting injunctive and declaratory relief in addition to damages regarding EraStar’s willful attempt to deposit Five Hundred Thousand (500,000) Shares of common stock of the Company in violation of the terms specifically negotiated pursuant to the Investor Relations and Consulting Agreement dated December 2, 2015. In the Complaint, the Company also asks for damages of $159,000. At such time, the Company’s likelihood of success on the merits or any amount of recovery to be awarded and/or collected is undeterminable. No known action occurred in 2016. Current management is reviewing the case to determine further actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter (OTC) OTCBB and OTCQB markets under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company's common stock on the Over-the-Counter market.

Quarterly period	High	Low
Fiscal year ended December 31, 2016:
First Quarter	$0.014	$0.0005
Second Quarter	$0.0068	$0.0011
Third Quarter	$0.0022	$0.0004
Fourth Quarter	$0.0095	$0.0003

Fiscal year ended December 31, 2015:
First Quarter	$2.30	$0.40
Second Quarter	$0.70	$0.12
Third Quarter	$0.25	$0.03
Fourth Quarter	$0.007	$0.002

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

As of October 16, 2017, there are approximately 396 shareholders of record, including beneficial holders of the Company’s stock, with 150,018,799 shares outstanding of common stock.

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

The Company issued 38,880,995 shares of common stock to Adar in satisfaction of principle reductions aggregating $32,713; and

The Company issued 41,049,837 shares of common stock to EMA in satisfaction of principle reductions aggregating $14,914.

The Company issued 2,100,000 shares of Series B Preferred stock for services with a value of $210.

For the year end December 31, 2015, the Company issued the following shares of common stock in connection with the convertible notes:

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

Stock Purchase Warrants

The Company did not issue any warrants in 2016 or 2015. On December 6, 2014, the Company granted and delivered to EraStar Inc. a warrant for 1,000,000 shares with a strike price of $2.00 per share with a one-year expiration date. The issuance of the warrant to EraStar Inc. is currently being disputed pursuant to the Company’s filed suit against EraStar, Inc. on August 31, 2015, as referenced hereinabove.

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

Plan of Operations

The Company’s current plan of operations for the twelve months ending December 31, 2016 involved the continued development and growth of its online marketing and gaming businesses and to complete the closings on the WOD transaction.

During the year ending December 31, 2016 and December 31, 2015, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. However, with additional funds, we anticipated the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues.

Separately, pursuant to the terms of the Joint Venture with HYHI, we intended to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

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

Separately, the Company intended to expand its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016, which was further amended on March 14, 2017 in the form of a joint venture (as more fully described in this filing).

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

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending December 31, 2016.

Going Concern

We do not currently have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund further phases of our business plan. In the absence of such financing, we will not be able to complete the purchase of WOD and our business plan will fail. Even if we are successful in obtaining equity financing to fund our joint venture, there is no assurance that we will obtain the funding necessary to pay our creditors and note holders on a timely basis. If we do not continue to obtain additional financing, we may be forced to abandon our joint venture and goal of acquiring controlling ownership interest in WOD. As a result, investors in our common stock would most likely lose all of their investments.

Results from Operations - For the year ended December 31, 2016 as compared to December 31, 2015.

Operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$-	$1,596
Operating expenses	15,668,840	1,183,981
Other (expense)	(5,466,516)	(4,038,151)
Net operating loss	$(21,135,356)	$(5,220,536)

Our net operating loss increased $15,914,820 for our year ended December 31, 2016 from our year ended December 31, 2015. During the year ended December 31, 2016, our operating expenses increased $9,004,859 from the year ended December 31, 2015. The increase in expenses was mainly comprised of decreases in non-cash investor relation services of $296,611; non-cash warrant cost decrease of $481,156, and an increase in consulting expenses of $10,086,286 for new contracts and the payment of $10,000,000 in preferred stock. Our other expense increased $6,908,365 in the current year of measurement from the prior year of measurement. This increase was due to decreases on the non-cash losses on the extinguishment of debt of $4,464,529, an increase of a non-cash loss on derivative instruments and debt discount of $5,723,770; a non-cash increase loss on the settlement of debt of $126,015; an increase in interest expense of $601,109, an increase in the asset impairments $5,480,000. The $5,000,000 joint venture and $480, 000 of the WOD membership were impaired as there was no immediate value to the assets.

The loss on derivative instruments incurred in the current year of measurement is associated with twelve convertible notes. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the initial fair value and the subsequent change in fair value for the embedded conversion feature of derivative financial instruments and changes in the market price of our common stock, which is a component of the calculation model. The Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $540 and our working capital deficit was $9,739,195. In 2016, we generated revenues of $0 and a net loss of $21,135,356 as compared to 2015 revenues of $1,596 and a net loss of $5,342,291. The net loss for the current period of measurement is mainly comprised of non-cash expenses related to derivative valuations, the issuance of stock for services and the impairment of assets totaling $20,215,487. As of December 31, 2016, we have a cumulative net loss of $35,181,068. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need a minimum of $2,000,000 for operations for the next 12 months, and $4,000,000 overall to acquire at least a 60% controlling interest in WOD, pursuant to the joint venture agreement.

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan and joint venture.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending December 31, 2017 on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending December 31, 2016, the Company’s management entered into a series of convertible note transactions totaling $57,500.

Recent Funding Facilities

On August 26, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with WOD Market LLC ("WOD") for the acquisition of WOD in a series of closings, which included certain advances from WOD and a separate third party to the Company totaling Forty Thousand Dollars (USD $40,000.00), represented by two (2) separate promissory notes (the “WOD Notes”) to finance certain expenses related to the WOD acquisition. The principal balance at December 31, 2016 was $40,000 with accrued interest of $1,373.

On May 20, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with Properties of Merit Inc. ("POM") for the acquisition of POM in a series of closings, which included certain advances from POM to the Company totaling Seventeen Thousand Five Hundred Dollars (USD $17,500.00), represented by a promissory note (the “Original Note”) to finance certain expenses related to the POM acquisition. On or about July 22, 2016, the Company terminated the Definitive Agreement with POM in the form of an executed termination agreement (the “Termination Agreement”), which included the execution of an amended convertible redeemable note for $17,500 (the "Amended Note"), on even date therewith, which replaced the Original Note set forth in the Definitive Agreement. The principal balance at December 31, 2016 was $17,500 with accrued interest of $1,535.

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

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging . Pursuant to ASC 815, “ Derivatives and Hedging ”. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, The principal balance at December 31, 2016 was $79,310 with accrued interest of $7,110.

On June 16, 2015 (“Effective Date”), we entered into a securities purchase agreement with LG Capital Funding, LLC, (“LG Capital”) pursuant to which LG Capital agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by LG Capital. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 with accrued interest of $3,984.

We entered into a securities purchase agreement dated as of June 16, 2015 (“Effective Date”) with Adar Bays, LLC, pursuant to which Adar agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by Adar. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787and accrued interest of $2,899.

On July 14, 2015, (“Effective Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 in our Company in exchange for a convertible promissory note that bears interest at 12% per annum. The Company netted cash proceeds of $135,000 after brokerage and legal fees additionally issuing EMA 100,000 shares of Common Stock of the Company as a loan fee. Six months after the effective date of the note, EMA can convert any unpaid balance of the note into common stock at either the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date or 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. The note became convertible on January 14, 2016. At the time of the filing of this Report, EMA has converted a total of $14,160 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $142,340 and accrued interest of $26,489.

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

The principal value of this note at December 31, 2016 was $50,000 with accrued interest of $7,110.

The table below shows the notes payable categorized by their remaining term at the nine months ending December 31, 2016

Holder	Short Term	Long Term	Related Party	Remarks
Note 7	50,000			Note payable net of discount $17,045 own line on balance sheet

Note 4	312,500	187,500	Yes
Note 5	125,000	24,500	Yes
Total related party	437,500	212,000

Note 1	$300,000
Note 2	$400,000
Note 3	$2,400,000	$2,500,000
Total L/T convertible note		2,500,000

Note 6	27,500

Note 8	17,500
Note 9	79,310
Note 10	42,239
Note 11	14,787
Note 12	141,586
Note 13	40,000
Total	3,462,922

 Cash Flow

Cash Flows

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(33,190)	$(219,860)
Net cash used in investing activities	-	(100,000)
Net cash provided by financing activities	32,000	320,931
Net increase (decrease) in cash	$(1,190)	$1,071

Cash used in operating activities for year ended December 31, 2016 was primarily for expenses related to general operations and for Company incurred administrative expenses. Net cash used by investing activities in 2015 included the non-refundable deposit tendered for the gaming license. Net cash provided by financing activities in 2016 and 2015 was from the sale of common stock, funds provided from a related party, and proceeds from convertible notes. Net cash used in financing activities includes repayment of a convertible note and repayments on advances from a related party.

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

Management believes that we may generate some revenues within the next 12 months of 2017, but that these revenues will not satisfy our cash requirements to implement our current business plan for the funding of the WOD joint venture, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of December 31, 2016 other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $35,181,068 at December 31, 2016. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016, describes our significant accounting policies which are reviewed by management on a regular basis.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Elite Data Services, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Data Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $35,181,068 and continues to experience losses. These considerations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which contemplates the raising of additional loan and/or equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

December 11, 2017

ELITE DATA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$540	$1,730
Total Current Assets	540	1,730

OTHER ASSET:
WOD membership	20,000	-
Deposit	-	100,000
Total Assets	$20,540	$101,730

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$958,784	$251,527
Loans from related party, net of discount $287,426 and $0	150,064	136,960
Derivative instrument liability	5,721,145	1,043,217
Note payable, net of discount of $17,045	32,955	-
Convertible notes payable, net of discounts of $566,135 and $0	2,896,787	180,437
Total Current Liabilities	9,759,735	1,612,141

LONG TERM DEBT:
Convertible note payable	2,500,000	49,555
Convertible Note payable, related party, net of discount $142,773	69,227	587,564
Total Liabilities	12,328,962	2,249,260

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series B authorized; issued and outstanding 2,100,000 and 0, respectively	210	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 136,518,799 and 27,722,266, respectively	13,651	2,771
Additional paid-in capital	22,783,785	11,820,411
Subscription stock not issued	75,000	75,000
Deficit accumulated	(35,181,068)	(14,045,712)
Total Stockholders’ Deficit	(12,308,422)	(2,147,530)
Total Liabilities and Stockholders’ Deficit	$20,540	$101,730

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

REVENUES	$-	$1,596

OPERATING EXPENSES
Consulting services	10,150,000	63,794
Asset impairment	5,480,000	-
Project development costs	-	319
Investor relations services	3,115	299,726
Warrants issued for services	-	481,156
General and administrative	35,725	338,986
Total Operating Expenses	15,668,840	1,183,981

LOSS FROM OPERATIONS	(15,668,840)	(1,182,385)

OTHER INCOME (EXPENSE):
Gain (loss) on extinguishment of debt	1,262,162	(3,202,367)
Derivative expense	(4,157,800)	(385,039)
(Loss) on settlement of debt	(271,033)	(85,842)
Gain on write off of accounts payable	59,177	-
Debt discount expense	(1,627,993)	-
Interest expense - related party	(107,115)	(65,009)
Interest expense - other	(623,914)	(299,894)
Total Other Expense	(5,466,516)	(4,038,151)

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,135,356)	(5,220,536)
PROVISION FOR INCOME TAX	-	-

NET LOSS	$(21,135,356)	$(5,220,536)

Basic and Diluted Per Share Data:
Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.22)

Weighted Average Common Shares Outstanding:
Basic and diluted	116,124,281	23,645,245

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2014	-	$-	19,219,070	$1,922	$-	$7,581,444	$(8,825,176)	$(1,241,810)
Sale of common stock			25,000	3		24,997		25,000
Issuance of common stock for conversion of debt			7,986,810	797		4,141,491		4,142,288
Issuance of common stock for compensation			391,386	39		54,755		54,794
Issuance of common stock for fees			100,000	10		17,724		17,734
Subscription stock unissued	-	-	-	-	75,000	-	-	75,000
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(5,220,536)	(5,220,536)
Balance, December 31, 2015	-	$-	27,722,266	$2,771	$75,000	$11,820,411	$(14,045,712)	$(2,147,530)

Issuance of common stock for conversion of debt	-	-	108,796,533	10,880	-	309,012	-	319,892
Gain on debt extinguishment related parties	-	-	-	-	-	154,572	-	154,572
Issuance of preferred shares	2,100,000	210	-	-	-	10,499,790	-	10,500,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(21,135,356)	(21,135,356)
Balance, December 31, 2016	2,100,000	$210	136,518,799	$13,651	$75,000	$22,783,785	$(35,181,068)	$(12,308,422)

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(21,135,356)	$(5,220,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	10,000,000	-
(Gain) loss on extinguishment of debt	(1,262,162)	3,202,367
Loss derivative settlement	271,033
Stock issued for accrued interest	281	-
Stock compensation for investor relations, consulting and finance costs	-	484,754
Warrants issued for services	-	481,156
Asset impairment	5,480,000	-
Loss on derivative instruments	4,157,799	385,039
Interest forgiveness and accounts payable to notes payable	139,965	-
Non-cash interest expense	-	234,983
Non-cash settlement costs	-	85,842
Non-cash finance costs	-	65,768
Amortization of debt discount	1,627,993
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	707,257	60,767
Net cash used in operating activities	(33,190)	(219,860)

INVESTING ACTIVITY:
Deposit	-	(100,000)
Net cash used in investing activity	-	(100,000)

FINANCING ACTIVITIES:
Proceeds from stock sale	-	25,000
Net proceeds from convertible promissory notes	57,500	413,000
Repayment to convertible promissory note	-	(115,000)
Payments to related party	(28,000)	(50,444)
Proceeds from related parties	2,500	48,375
Net cash received from financing activities	32,000	320,931

NET INCREASE (DECREASE) IN CASH	(1,190)	1,071
CASH BEGINNING OF YEAR	1,730	659
CASH END OF YEAR	$540	$1,730

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$15,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$319,892	$4,142,288
Issuance of common stock for fees	$-	17,734
Issuance of preferred stock for acquisition	$500,000	$-
Non-cash debt extinguishment related parties	$154,572	$-

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

Separately, pursuant to the terms of the Joint Venture with H Y H Investments S.A. (“HYHI”) formed on or about May 18, 2016, we intended to implement the creation of the joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras.

In order to effect the distributor license related to the gaming operations, the Company and EVG are responsible for providing any and all financial and operational resources required to execute on the gaming license granted to the Company, including, but not limited to, the funding for the initial and ongoing operating costs in the minimum amount of Five Hundred Thousand Dollars (USD $500,000) on or before December 31, 2016 (the "Initial Funding"). See Note 16.

During the period ending December 31, 2016, none of the capital required to pay the minimum operational costs of the joint venture which resulted in a loss of business opportunities, and further strained the relationship with HYHI, our joint venture partner.

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

Separately, the Company intended to expand its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD (delayed), which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed in 2017.

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

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH. The Company may, at its option provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 19,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH are being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a an expected 1:1000 reverse split (which was previously approved), pending effectiveness after the Company is current in its public company filings. The raising of capital is likely to occur immediately after the reverse split providing the funding for closure of Amendment 2.

Our ability to complete subsequent phases of our newly developed business plan and operations are subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments(all of which were of a normal recurring nature) considered necessary to fairly present the financial position results of operations, and cash flows of the Company on a consistent basis, have been made.

GOING CONCERN

Since inception, the Company has a cumulative net loss of $35,181,068. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended December 31, 2016 to insure appropriate funding is on hand for its limited operations.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continued to manage its costs for the year ended December 31, 2016 to ensure appropriate funding is on hand for its continued operations through convertible debentures and financing from a related party. Management’s plans include the raising of capital through the equity markets to fund future operations and pay debts and generating of revenue through our business. However, even if we do raise sufficient capital to support our operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where we will generate profits and positive cash flows from operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dynamic Energy Development Corporation (DEDC), which is inactive and Transformation Consulting (TC), which is also inactive. All significant inter-company accounts have been eliminated in consolidation. Neither had any operations for the year ended December 31, 2015 or 2016.

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

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. For the test performed December 31, 2016 an impairment loss of $0, the Company did not have any long-lived intangible assets to be tested for impairments that had not previously been impaired in the subsequent year.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the years ended December 31, 2016 and 2015, total development costs amounted to $0 and $319, respectively. At December 31, 2016 and 2015, the Company had no deferred product development costs.

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At December 31, 2016 and 2015, the Company had $540 and $1,730 in cash and no other cash equivalents, respectively.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company used the Black-Scholes option pricing model to value the derivative instruments until May 18, 2016 when a restructuring of most current notes and the addition of more notes caused the number of authorized shares to be insufficient creating a default and triggering all notes conversion privileges to be immediately accelerated. The Binomial Lattice Model is now used to provide a model that the Company believes provides a more representative model of future expenses, conversion periods and length of time to conversion than the Black Scholes based upon only the remaining short time to note maturities all existing notes have embedded conversion features that cause all of the following accounting treatments to be utilized. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

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

Business combinations

Each investment in a business is being measured and determined whether the investment should be accounted for as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which the Company do not have a controlling interest and which the Company is not the primary beneficiary but where the Company has the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, the Company records the assets acquired and liabilities assumed at the management’s estimate of their fair values on the date of the business combination. The assessment of the estimated fair value of each of these can have a material effect on the reported results as intangible assets are amortized over various lives. Furthermore, according to ASC 805-50-30-5, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Net Income (Loss) Per Common Share

Basic loss per common share (“EPS”) is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of common shares that are exercisable from warrants or converted from debt into common stock is material to affect diluted EPS results. However since the Company shows losses for the periods presented basic and diluted loss per share are the same for all periods presented.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at December 31, 2016.

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

The Company does not have any unrecognized tax benefits as of December 31, 2016 and 2015 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2016 and 2015.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. A December 31, 2016 the Company uses a Binomial Lattice Model to judge the fair value of all of its currently outstanding derivative liabilities and to amortize any debt discounts that may have a remaining balance.

Recently and Issued Accounting Pronouncements

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

NOTE 4. DEPOSIT FOR PURCHASE OF LICENSE (JOINT VENTURE PAYMENT)

Gaming License and Securities Purchase Agreement

On April 4, 2015, the Company instructed the escrow agent to deliver $100,000 as a deposit in good faith pursuant to the Securities Purchase Agreement dated April 4, 2015 (the “SPA”) and Promissory Note dated April 6, 2015 (the “Note”) to acquire all of the capital stock of El Mar Muerto Beauty Mineral, Sociedad Anonima (hereafter “EMBM”) a Honduras corporation, whose sole assets consist of a Honduras gaming license for EMBM’s use, which permits the operation of Eighty (80) gaming machines in Trujillo, Eighty (80) gaming machines in La Lima, and One Hundred and Sixty (160) gaming machines in Roatan, the largest of Honduras’s bay islands, for a total purchase price of $10,000,000. On September 30, 2015, the Company amended the Note and SPA to reflect a due date of April 6, 2016 in conjunction with the first payment of Nine Hundred Thousand Dollars ($900,000), which is due in either cash, stock, or 25% of the net revenues of EMBM’s operations at the seller’s option, and the current purchase price owed was reduced to $9,900,000, which deducts the $100,000 deposit tendered on April 4, 2015 as referenced herein. The business purpose for the amendment was to allow the Company the proper time to incorporate a Honduras corporation in compliance with the laws of the Republic of Honduras to own the securities of EMBM and effectively be able to transact business in that municipality. The good-faith non-refundable deposit permitted negotiation for a commitment at a later date, which the Company will recognize upon the effective date of April 6, 2016. The assets created from this agreement were immediately impaired for $4,900,000 and the deposit of $100,000 was also impaired causing a loss of $5,000,000.

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. ("HYHI") executed the Third Amendment to the Securities Purchase Agreement (the "Third Amendment"), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the "Original Purchase Agreement"). Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the "Joint Venture") executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company ("EVG"), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation ("EMBM") to establish gaming operations (the "Purpose") by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras. In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the "Total Consideration"), including, but not limited to a convertible note, a revenue share plan, and an initial amount of $100,000, which was paid in the Original Purchase Agreement, as amended, and is the same $100,000 deposit described in this Note 4. This agreement was terminated March 14, 2017 (see Note 15 – Subsequent Events).

NOTE 5. RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2016 and 2015 was $149,500 and $136,960, respectively, represents an unsecured promissory note and addendums (“Myers - LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers - LOC has been amended to be due and payable on May 18, 2017. The accrued interest under the Myers - LOC as of December 31, 2016 and 2015 was $60,147 and $35,309, respectively.

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

Baker Myers - Asset Purchase and Convertible Note - ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At December 31, 2016, the note balance and accrued interest was $500,000 and $82,277, respectively.

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

All related party notes are in default either from exceeding maturity dates, lack of payment or from a lack of sufficient authorized common shares to which the note may be converted.

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

On May 20, 2016, the Company executed an Assignment of Ownership Interest with its newly formed subsidiary, Elite Data Marketing LLC, pursuant to which the Company assigned and transferred (A) a certain amount of Company's ownership interest held in www.classifiedride.com, an online classified listing website (the "ClassifiedRide"), equal to an aggregate total of one hundred percent (100%) of the ownership interest of the ClassifiedRide asset (the "ClassifiedRide Asset"), acquired by the Company from Baker Myers, on or about January 13, 2014, and (B) a certain amount of Company's ownership interest in Autoglance LLC, a Tennessee limited liability company (the "Autoglance"), equal to an aggregate total of fifty-one percent (51%) of the units of membership interest (the "Autoglance Units"), including, but not limited to, the majority control over all owned assets of Autoglance, acquired by the Company from Baker Myers, on or about January 15, 2014. Disposed of January 2017, below.

Note Cancellation and Assignment; Transfer of Subsidiary

On March 14, 2017, Company executed a note cancellation agreement and assignment with Baker & Myers & Associates LLC which resulted in Elite Data Marketing LLC being assigned and transferred from the Company to Baker Myers, and such entity no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company (see Note 15 – Subsequent Events).

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

During the year ended December 31, 2015, the Company eliminated the remaining balance due and payable by conversion of the Note at $0.10 per share. The estimated fair value of the common shares was used to measure and record the transaction with the difference between the conversion prices and estimated fair value being recorded as loss on extinguishment of debt. For the year ended December 31, 2015, the Company recognized a net loss on extinguishment of debt as a result of the transactions of $3,202,367.

NOTE 7. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At December 31, 2016, the principal balance of the note and accrued interest was $50,000 and $7,110, respectively, and the note discount balance was $39,827.

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

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. At December 31, 2016, the principal balance of the note and accrued interest were $27,500 and $2,758, respectively.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the "Amended Note"), which replaces the original note set forth in the Definitive Agreement. At December 31, 2016, the principal balance of the note and accrued interest were $ 17,500 and $1,535, respectively.

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

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. On December 22, 2016, the Company issued 538,793 shares of common stock to Adar in satisfaction of $5,000.00 principal amounts of convertible notes payable. As of December 31, 2015, the balances outstanding on the Adar Note were principal of $47,500, accrued interest was $1,709 and the loan discount balance was $46,637. At December 31, 2016, Adar has converted a total of $37,713 principal into shares of the Company’s common stock. The principal balance of the note and accrued interest were $14,787 and $2,899, respectively.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of December 31, 2015, the balance outstanding on the Note was $156,500, accrued interest was $8,798 and the loan discount was $11,663. At December 31, 2016, EMA has converted a total of $14,914 of principal into shares of the Company’s common stock. The principal balance of the note and accrued interest were $141,586 and $26,489, respectively.

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

First Amendment to the Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC ("Birch First Capital") and Birch First Advisors LLC ("Birch Advisors") executed the First Amendment to the Settlement Agreement (the "First Amendment"), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the "Original Amended Note") in the original amount of USD $300,000 (the "Original Amended Note Amount"), the convertible debenture (the "Original New Note") in the original amount of USD $300,000 (the "Original New Note Amount") and the original consulting agreement (the "Original Consulting Agreement") dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No.1") in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum with interest commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year "cashless" stock purchase warrant (the "Warrant No.1") for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No. 2") in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement") on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year "cashless" stock purchase warrant (the "Warrant No.2") for the right to purchase up to 1,000,000 shares of common stock of the Company (the "Common Warrant Shares") each month a strike price of $0.001 per share (the "Exercise Price"), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the "Assigned Note") between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital. In addition, each of the agreements contains customary representations and warranties provisions.

At December 31, 2016, after amendment on May 18, 2016, the principal balance of the note and accrued interest were $400,000 and $55,287, respectively.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At December 31, 2015, the principal balance and accrued interest under the Note was $112,500, $2,663, respectively and the note discount was $87,722. At December 31, 2016, after amendment on May 18, 2016, the principal balance of the note and accrued interest were $300,000 and $41,702, respectively.

The components of the convertible notes payable discussed in Note 6 through Note 7 at December 31, 2016 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion convertible note payable	$3,462,922	$566,135	$2,896,787
Current portion related party	437,500	287,436	150,064
Current portion note payable	50,000	17,045	32,955
Convertible notes, long term portion, related party	212,000	142,773	69,227
Convertible notes, long term portion	2,500,000	-	2,500,000
	$6,662,422	$1,013,389	$5,649,033

NOTE 8. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2016, was determined to be $5,721,145 with the following assumptions: (1) risk free interest rate of 0.44% to 1.20%, (2) remaining contractual life of 0.01 to 1.40, (3) expected stock price volatility of 444% to 622%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the year ended December 31, 2016, of $4,157,799 and a corresponding increase in the derivative instruments liability.

	Derivative Liability as of	Derivative Liability as of	Loss for the year ended
	December 31, 2015	December 31, 2016	December 31, 2016

Notes	$787,438	$5,721,145	$4,933,707
Amount allocated to note discounts at inception			775,908
Loss for year ended December 31, 2016			$4,157,799

NOTE 9. COMMITMENTS

Stock Compensation for investor relations services

On December 3, 2014, the Company entered into an Investor Relations Consulting Agreement (the “Agreement”) with EraStar Inc. (“EraStar”). Under the terms of the Agreement, the Company had the ability to challenge performance under the contract to an independent referee within certain timelines, which the Company initiated on January 21, 2015 (the “Termination Date”). As a result of the ruling in favor of the Company by the independent referee, the entire Agreement was cancelled. For the twelve month period ended December 31, 2015, the Company expensed $772,594 of warrant expense and stock based compensation for investor relations’ services. Expensed none in 2016

NOTE 10. FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$-	$-	$5,721,145	$5,721,145

As of December 31, 2016, the Company had a derivative liability amount of $5,721,145 which was classified as a Level 3 financial instrument.

NOTE 11. EQUITY INCENTIVE PLAN

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at December 31, 2016.

NOTE 12. STOCKHOLDERS’ EQUITY

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

On May 17, 2016, the Company designated 100,000,000 shares of preferred stock as Series B Convertible Preferred Stock. This series ranks senior to all non-parity stock and votes as if converted at 1,000 shares of common stock for each share of preferred outstanding. This Series B also votes as a class. The Series B shares are convertible up to 25% of the originally issued shares per quarter ending on each calendar quarter. If common shares are issued below $1.00 per share while any Series B stock is outstanding , the Company is required to issue additional shares of Series B shares so as the issuance of common shares is non-dilutive to the Series B shareholder. The outstanding shares of Preferred Series B will be multiplied by a fraction whose numerator is the number of common shares issued at less then $1.00 and the denominator of which is the number of common shares outstanding immediately before the issuance of the dilutive shares.

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

Issued and Outstanding

Preferred Stock

At December 31, 2016 and 2015, there were 2,100,000 and 0 shares of preferred stock Series B outstanding, respectively.

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

In August 2016, 100,000 shares of preferred stock were issued in conjunction with the second closing of the WOD Amended Acquisition Agreement.

Common Stock

As of November 3, 2017, the Company had 150,018,799 shares of common stock issued and outstanding.

During the twelve months ended December 31, 2016, the Company issued 108,796,533 shares of common stock as follows:

In the quarter ended March 31, 2016, the Company issued 10,2515,033 shares of Common Stock for the conversion of $60,126 of notes payable and $281 of accrued interest.

In the quarter ended September 30, 2016, the Company issued 6,281,500 shares of Common Stock for the conversion of $754 of notes payable.

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

On June 15, 2015, the Company entered into a Separation and Settlement Agreement Release of Claims (the “Settlement Agreement”) with Steven Frye, our former Chief Executive Officer, Chief Financial Officer, and President. According to the Settlement Agreement, the Company agreed to pay Mr. Frye $54,794 for services rendered in the form of 391,386 shares of Common Stock of the Company closing price of the Company’s stock as of June 15, 2015 ($.14 per share). The Settlement Agreement further stated Mr. Frye would be responsible for all taxes and signed a general release of any and all claims, known or unknown, against the Company effective July 1, 2015.

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

Pursuant to Form 8K filed with the SEC on November 2, 2015, the Company stated that “effective October 15, 2015, the Company effectuated the actions contained in this Section hereinabove. Although, the corporate action described did include the approval by the voting shareholders of a reverse stock split of up to 1 for 1,000, such effectuated action did not affect an actual (or specific) reverse split on such date, but rather provided for a future approval only. Subject to such approval, the Board of Directors were granted the right to effect a reverse split at any time during the following one year period, at a ratio (between 1 for 1,000), and on such determined “effective date” deemed appropriate by the Board Directors, at such time (which subsequently was determined later to be August 26, 2016).

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

This contemplated reverse stock split was not effectuated as of the date of this Report.

Warrants Issued for Services

As of December 31, 2016, and 2015, warrants outstanding were 7,000,00 and 2,307, respectively. The Company issued 7,000,000 warrants in the twelve months ending December 31, 2016.

The following table summarizes the warrant activity for the years ended December 31, 2016 and 2015:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2014	1,002,307	$261
Granted	-	$-
Exercised	-	-
Expired/Cancelled	(1,000,000)	(2)
Balance, December 31, 2015	2,307	$259
Granted	7,000,000	$700
Exercised	-	-
Expired/Cancelled	(2,307)	(259)
Balance, December 31, 2016	7,000,000	$700
Exercisable at December 31, 2016	7,000,000	$700

The weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2015 were $259 and .003 years, respectively. The aggregate intrinsic value of the outstanding warrants at December 31, 2016 was $700 with 2.3 years to exercise.

NOTE 13. ACQUISITION

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

In the event of a termination, or if the Company is unable to provide the Initial Funding when due, or for a period not to exceed ninety (90) days in each monthly instance, the financial and operational resources needed to maintain the operations of the Company for its intended Purpose in an amount not less than Twenty-Five Dollars (USD $25,000) per month, less any revenues generated during such period, HYHI shall have the right to cancel the Joint Venture in writing, thus terminating any further obligations of the parties to this Agreement (the "Termination"), including the cancellation of any further Minimum Licensing Fee Payments and the combined total of any outstanding amounts owed by DEAC, in excess of One Million Dollars (USD$1,000,000.00), on the Amended and Restated Redeemable Note and all other Licensing Redeemable Notes, issued to HYHI which have not been converted, or otherwise assigned, sold or transferred by HYHI to one or more other parties prior to such Termination date. This agreement was terminated in March 2017 (see Note 15 – Subsequent Events)

NOTE 14. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2016, the Company has operating loss carry forwards of approximately $2,639,581 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit at December 31, 2016 and 2015 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Tax benefit at the federal statutory rate	$4,175,719	1,754,518

Non deductible costs	(2,025,027)	(1,433,571)
Increase in valuation allowance	(2,150,692)	(320,947)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets	$958,885	892,721

Valuation allowance	(958,885)	(892,721)
	$-	-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2016, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $8,672,236. These losses expire in varying amounts between December 31, 2022 and December 31, 2036.

NOTE 15. SUBSEQUENT EVENTS

Subsequent to our year ended December 31, 2016, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

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

Voting Trust - Change of Control

The deposit of the Series B Preferred Stock  on March 14, 2017 from Ricketts and Antol into the Voting Trust creates a change of control with the Trustee having voting rights of 1,100,000,000 shares as a class pursuant to the preferences in the Series B Preferred Stock designation. This also makes the Voting Trust a related party.

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

Joint Venture with WOD Markets, LLC

On or about March 14, 2017, the Company WOD Holdings Inc., a Delaware corporation (“WODH”) executed a Joint Venture Agreement (the “Joint Venture Agreement”), whereby the parties agreed to form a Joint Venture (the “Joint Venture”) to further develop and manage the current business of WOD Market LLC, a Colorado limited liability company, as a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services.

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

DEFINITIVE SCHEDULE 14C FILED AUGUST 29, 2017

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

The principle changes in the Amendment are contained in Article 4 of the Amended and Restated Articles of Incorporation of the Corporation (although readers are urged to review the entire Amended and Restated Articles of Incorporation). As stated in Article 4 of the Amended and Restated Articles of Incorporation of the Corporation, the total number of shares of stock of all classes which we shall have authority to issue will be increased from 750,000,000 shares to 10,500,000,000 shares, of which the Common Stock, $0.0001 par value each shall be increased from 500,000,000 shares to 10,000,000,000 shares (hereinafter called "Common Stock") and of which the Preferred Stock, $0.0001 par value each shall be increased from 250,000,000 shares to 500,000,000 shares (hereinafter called "Preferred Stock").

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

In the fourth quarter of 2017, the Company issued 23,030,567 common shares for the conversion of $2,269 in debt.

On December 13, 2017, the Company issued 24,350,921 common shares for the conversion of $1,483.41 of convertible debt.

On December 14, 2017, the Company issued 8,050,000 common shares for the conversion of $402.50 of convertible debt.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2016 of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2016. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings for the period served.

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2016 and 2015, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2016 and 2015 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Steven Frye [1]	2016	$-	$-	$-	$--	$-
Former CEO, CFO, President, and Director	2015	$-	$-	$-	$54,794	$54,794

Sarah Myers [2]	2016	$-	$-	$-	$-	$-
President, COO, Treasurer, Secretary, and Director	2015	$-	$-	$-	$-	$-

Charles Rimlinger [3]	2016	$-	$-	$-	$-	$-
Chief Executive Officer and Director	2015	$-	$-	$-	$-	$-

Stephen Antol [4]	2016	$35,000	$-	$-	$5,000,000	$5,035,000
Chief Financial Officer	2015	$-	$-	$-	$15,348	$15,348

Dr. James Ricketts [5]	2016	$35,000	$-	$-	$5,000,000	$5,035,000
Chairman, Vice President of Investor Relations	2015	$-	$-	$-	$-	$-

____________

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

2 Ms. Myers became the Company’s Chief Operating Officer, Secretary, and Director of the Company effective as of September 30 2013. Ms. Myers was appointed as Treasurer and President of the Company on May 22, 2014, and December 8, 2014, respectively. Resigned January 10, 2017

3 Mr. Rimlinger became Chief Executive Officer of the Company effective as of December 7, 2014. Resigned January 10, 2017

4 Mr. Antol became Chief Financial Officer of the Company effective as of December 7, 2014. He was paid $15,347.65 for past due invoices relating to services rendered in 2014. Resigned January 10, 2017

5 Dr. Ricketts was appointed as Chairman of the Board of Directors effective as of September 30, 2013. Dr. Ricketts was appointed as Vice President of Investor Relations effective May 22, 2014. Resigned January 10, 2017.

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers.

Compensation of Directors

During the fiscal years ended December 31, 2016 and 2015, respectively, except as set forth above, Steven Frye, Sarah Myers, Charles Rimlinger nor Dr. James Ricketts did not receive separate compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on October 16, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 11, 2017, 173,049,366 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership [1]
Brenton Mix [2]	0	0.00%
Richard Phillips [3]	0	0.00%
Eilers Law Group P.A., William Robinson Eilers, Esq., as Trustee [4]	0	0.00%
All executive officers and directors as a group (three persons)	0	0.00%

___________________

1 Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Rounded to the nearest one-tenth of one percent, based upon 15,018,799 shares of common stock, outstanding at October 16, 2017.

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

In addition, upon the execution of the Voting Trust Agreement, the Company approved, and Birch First Capital Investments LLC (f/k/a Birch First Capital Fund LLC), a Delaware limited liability company, and Baker & Myers & Associates, LLC, a Nevada limited liability company (each a Stockholder), mutually agreed to the assignment and transfer of the ownership interest into two (2) separate stock purchase warrants (each a “Warrant” and collectively the “Warrants”) for the right to purchase a total of 4,000,000 and 3,000,000 shares of Series B Preferred Stock, respectively, owned and held by each such Stockholder, respectively (totaling 7,000,000 shares), to the Voting Trustee, as referenced in the execution of two (2) separate assignments, which shall, thereafter, upon the completion by the Company of a reverse split of 1:1000 of its Common Stock, be simultaneously exercised and converted by the Company and Voting Trustee into a total of 40,000 shares and 30,000 of Series B Preferred Stock each (for total of 70,000 shares), and 3,960,000 shares and 2,970,000 shares of Common Stock, respectively (for a total totaling 6,930,000 shares), to be held by the Voting Trustee in the Voting Trust for the benefit of each such Stockholder, in accordance with the terms of the Voting Trust Agreement.

As of October 16, 2017, the Trustee held a total of 1,000,000 shares of Series B preferred stock of the Company which provided for a majority of the voting controlling of the Company equal to a vote of 1,000 shares of common stock for every one share of Series B preferred stock held, before the recapitalization set forth herein which will be completed on the Effective Date of the 1 for 1,000 reverse split of the Company’s common stock.

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

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $32,250 for the year ended December 31, 2015 and $100,000 for the fiscal year ended December 31, 2016.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2016 and $0 expenses for year ended December 31, 2015.

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
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K filed August 29, 2016)

3.11

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 14-C filed August 29, 2017).

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017).
4.01	Engagement of D’Arelli Pruzansky, P.A. (“DP”) to serve as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 31, 2017).
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company’s 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.28	Line of Credit with Sarah Myers (incorporated by reference to the Company’s Form 10-K, dated May 12, 2014)
10.30	Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
10.31	Restated Convertible Promissory Note between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014

29

10.33

Promissory Note in the principal amount of $13,500 between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2014 filed April 15, 2015)

10.36	Investor Relations Consulting Agreement between Elite Data Services, Inc. and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)
10.37	Elite Data Services, Inc. Warrant Agreement to issue 1,000,000 shares of Common Stock in the name of Erastar, Inc. (incorporated by reference to the Company’s 8-K filed December 11, 2014)
10.38

Note Purchase Agreement between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014 filed April 15, 2015)

10.39

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014 filed April 15, 2015)

10.40

Convertible Promissory Note between Elite Data Services, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014 filed April 15, 2015)

10.41

Addendum #1 to the Promissory Note between Elite Data Services, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014 filed April 15, 2015)

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

30

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

31

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

10.98

Def 14C Information Statement changing the name of the corporation, increasing the authorized common and preferred shares and the pre-approval of up 1:10,000 reverse split. (incorporated by reference to the Company’s Definitive 14C filing dated August 29, 2017).

21.1***	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

___________________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Data Services, Inc.

Dated: December 19, 2017	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	December 19, 2017
Brenton Mix

/s/ Richard Phillips	Secretary, Treasurer and Director	December 19, 2017
Richard Phillips

33