Form 10-Q
period 2017-03-31
Elite Data Services, Inc.
filed 2017-12-21
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 19, 2017, the Company had 205,450,287 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$239	$540
Total Current Assets	239	540

OTHER ASSETS:
WOD membership	18,736	20,000
Total Assets	18,975	20,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,111,798	$958,784
Convertible notes from a related party, net of discount $119,442 and $287,436, respectively	330,058	150,064
Derivative instrument liability	9,069,804	5,721,145
Note payable, net of discount of $139 and $17,405, respectively	49,861	32,955
Convertible notes payable, net of discounts of $315,140 and $566,135, respectively	3,767,782	2,896,787
Total Current Liabilities	14,329,303	9,759,735
LONG TERM DEBT:
Convertible note payable	1,000,000	2,500,000
Convertible Note payable, related party, net of discount $0 and $142,773, respectively	-	69,227
Total Liabilities	15,329,303	12,328,962
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares authorized; issued and outstanding 1,100,000 and 2,100,000, respectively	110	210
Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 136,518,799and 136,518,799, respectively	13,651	13,651
Subscription stock not issued	75,000	75,000
Additional paid in capital	17,983,886	22,783,785
Deficit accumulated	(33,382,975)	(35,181,068)
Total Stockholders’ Deficit	(15,310,328)	(12,308,422)
Total Liabilities and Stockholders’ Deficit	$18,975	$20,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	80,000	-
Wages	11,250	-
General and administrative	17,937	7,600
Total Operating Expenses	109,187	7,600

LOSS FROM OPERATIONS	(109,187)	(7,600)

OTHER INCOME (EXPENSE):
Amortization debt discount	(1,118,668)	(207,509)
Derivative expense	(2,808,659)	(169,948)
(Loss) on derivative settlement	-	(268,018)
Gain on settlement of debt	6,000,000	-
Gain on debt forgiveness	-	33,482
Interest expense – related party	(15,293)	(17,548)
Interest expense – other	(148,835)	(10,252)
Total Other Income (Expense)	1,908,545	(639,793)

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,799,358	(647,393)

Non-controlling interest	(1,264)	-
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,798,094
PROVISION FOR INCOME TAX (BENEFIT)	—	—
COMPREHENSIVE GAIN (LOSS)	$1,798,094	$(647,393)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$0.01	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	136,518,799	65,468,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net gain (loss)	$1,799,358	(647,393)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	(6,000,000)	-
Loss on derivative settlement	-	268,018
Stock issued for accrued interest	-	281
Cancellation preferred shares	100
Accounts payable to notes payable	120,000
Derivative expenses	2,808,659	169,948
Amortization debt discount	1,118,668	207,509
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	153,014	1,127
Net cash used in operating activities	(201)	(510)

NET DECREASE IN CASH	(201)	(510)
CASH BEGINNING OF PERIOD	540	1,730
CASH END OF PERIOD	$239	1,220
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$60,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2017

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

Separately, the Company intended to expand its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, as set forth in the definitive agreement dated August 26, 2016, at which time the Company acquired a minority interest stake of 20% of WOD, with 100% ownership interest of WOD anticipated to be completed on or before December 31, 2017.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on December 19, 2017.

Going Concern

Since inception, the Company has a cumulative net loss of $33,382,975. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the three months ended March 31, 2017 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2016 to the period ended March 31, 2017. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders’ deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2017, the Company incurred no development costs. As of March 31, 2017, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2017 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2017 and December 31, 2016.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2017, the Company had no cash equivalents.

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

Impairment of Long-Lived Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment, if any, is measured as the excess of the carrying amount over the fair value based on market value (when available) or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Intangible assets not subject to amortization are tested annually for impairment and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired

Net Income (Loss) Per Common Share

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

None.

NOTE 4. RELATED PARTY CONVERTIBLE PROMISSORY NOTE

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

The principal amount due on the Myers Note at March 31, 2017 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of March 31, 2017 was $63,885 with a debt discount balance of $49,606.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers, no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

The principal amount due on the Baker Myers Note at March 31, 2017 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Baker Myers Note as of March 31, 2017 was $93,833 with a debt discount balance of $69,836.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of March 31, 2016, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $9,535 and the note discount was $30,603. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310 and accrued interest of $19,046.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $4,618.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $3,120.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “ Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of March 31, 2016, the balance outstanding on the Note was $142,340, accrued interest was $13,701 and the loan discount was $92,150. At the time of the filing of this Report, EMA has converted a total of $14,914 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $141,586 and accrued interest of $30,737.

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

The Consultant will perform advisory and consultation services to the Company, including, but not limited to, assisting Company’s management with general corporate operations, business development strategies, marketing and business plans, SEC compliance and advising the Company on other ad-hoc matters as appropriate. The parties agreed that either the Company has the right to terminate the Agreement earlier for non-performance by the Consultant. The Agreement also contains other customary and standard provisions. The convertible note liability will be recorded as the quarterly benchmarks are reached.

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

The aggregated balance of these two Birch First Notes was $700,000 with accrued interest $114,489 and debt discount balance of $ $315,140 at March 31, 2017.

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At March 31, 2017, the note balance and accrued interest was $50,000 and $8,360, respectively, and the note discount balance was $139.

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

At March 31, 2017, the note balance and accrued interest was $27,500 and $3,445, respectively, and the note discount balance was $0.

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

At March 31, 2017, the note balance and accrued interest was $17,500 and $8,360, respectively.

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

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note. The reduction of $1,000,000 of the Note is recorded in these financial statements as a gain on settlement. The Note balance and accrued interest were $3,900,000 and $607,778, respectively at March 31, 2017.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the “Rimlinger”) executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the “Rimlinger Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2017 were $40,000 and $900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Ricketts Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2017 were $40,000 and $900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Antol Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2017 were $40,000 and $900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

WOD Note

On August 26, 2016, WOD Markets LLC advanced a total of Forty Thousand Dollars ($40,000) to DEAC for the purposes of funding the completion of DEAC’s audit and required SEC filings, secured by two (2) separately executed Convertible Redeemable Notes (“WOD Notes”). These notes bear no interest and are repayable should the acquisition of WOD Markets LLC fails to be completed within the terms of the amended purchase agreement and subsequent joint venture agreement that terminates if not funded December 31, 2018.

At March 31, 2017, the Note balance and accrued interest were $40,000 and $2,395, respectively.

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at March 31, 2017, was determined to be $9,069,804 with the following assumptions: (1) risk free interest rate of 0.74%, (2) remaining contractual life of years .01 to .81, (3) expected stock price volatility of 583% to 891%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended March 31, 2017, of $2,808,659 and a corresponding increase in the derivative instruments liability.

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 7. FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$5,721,145	$5,721,145

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$9,069,804	$9,069,804

As of March 31, 2017, the Company had a derivative liability amount of $9,069,804 which was classified as a Level 3 financial instrument.

NOTE 8. EQUITY INCENTIVE PLAN

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at March 31, 2017.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

On August 4, 2017, our Board of Directors approved an amendment to our Amended and Restated Articles of Incorporation (the “Amendment”). The Majority Stockholders approved the Amendment pursuant to a written consent dated as of August 4, 2017. The Amendment effecting the share increase will become effective following filing with the Secretary of State of the State of Florida, which will occur promptly following the 20th day after the mailing of this Information Statement to our stockholders as of the Record Date.

On August 29, 2017, the amendment to the amended and restated articles of incorporation of the corporation are modifications determined by our Board of Directors to be necessary in order to better reflect our business and to achieve its overall business objectives. The consents being sought and obtained will allow our management to exercise on its duties and responsibilities to protect our assets and shareholders by providing the ability to make timely and effective decisions.

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

We may issue and dispose of any of the authorized and unissued shares of Common or Preferred Stock for such consideration not less than par value, as may be fixed from time to time by our Board of Directors without action by the stockholders. Our Board of Directors may provide for payment therefore to be received by us in cash, property, or services. Any and all such shares of the Common or Preferred Stock and for which consideration so fixed by our Board of Directors has been paid or delivered, shall be deemed fully paid stock and shall not be liable to any further.

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

Issued and Outstanding

Preferred Stock

At March 31, 2017, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At March 31, 2017, the Company has 136,518,799 shares of common stock issued and outstanding.

During the three months ended March 31, 2017, the Company issued no shares of common stock.

Warrants Issued for Services

As of March 31, 2017, the Company had no outstanding warrant.

The following table summarizes the warrant activity for the three months ended March 31, 2017:

Balance, December 31, 2016	7,000,000	$700
Granted	-	-
Exercised	-	-
Expired/ Cancelled	-	-
Balance March 31, 2017	7,000,000	$700

NOTE 10. Joint Venture

On or about March 14, 2017, the Company WOD Holdings Inc., a Delaware corporation (“WODH”) executed a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to Exhibit I of the Amendment No. 2 to the Definitive Agreement (the “Amendment No. 2”), whereby the parties agreed to form a Joint Venture (the “Joint Venture”) to further develop and manage the current business of WOD Market LLC, a Colorado limited liability company, as a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. This Joint Venture Agreement began immediately upon signing on March 14, 2017.

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 18,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2. The Joint Venture terminates at the earlier of the completion of the final closing equity exchange or December 31, 2018, whichever occurs first.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH are being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions. The Voting Trust was organized, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company.

WOD MARKETS LLC		WOD MARKETS LLC
BALANCE SHEET		INCOME STATEMENT
March 31, 2017		March 31, 2017

ASSETS		SALES	$21,465
Cash	$2,096	COST OF GOODS	13,717
Note receivable	30,000	GROSS PROFIT	7,747
Inventory	17,183
Total Current Assets	49,279	EXPENSES
		Interest	1,410
Fixed Assets, net	45,567	Depreciation	1,614
Total Assets	$94,846	Rent	6,674
		General and Administrative	4,371
LIABILITIES		Total Expense	14,069
Accounts payable	$47,940	Net Loss	(6,322)
Notes payable	29,911
Total Liabilities	77,852

EQUITY
Membership	16,600
Retained earnings	394
Total Membership	16,994

Total Liabilities and Equity	$94,846

Contractor Agreements

On or about March 14, 2017, the Company and Brenton Mix, an individual (and, also the Chairman, Chief Executive Officer, President and Chief Financial Officer of the Company) (“Mix”) executed a Contractor Agreement (the “Mix Agreement”) to formalize the engagement Mix (pursuant to his original appointment dated January 10, 2017) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of three (3) years from the date of execution, and renewal for two (2) successive one (1) year terms unless terminated early. The Company agreed to compensate Mix in the form of (a) a total of $10,000 per month for the first year, $12,500 per month for the second year, $15,000 per month for the third year, and $20,000 per month for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Mix’s discretion, pursuant to the Company’s Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

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

NOTE 11. SUBSEQUENT EVENT

Subsequent to our three months ended March 31, 2017 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

On August 29, 2017, the Company filed a Definitive 14C with the following provisions. The purpose of this Information Statement is to inform the holders of record, as of the close of business on August 4, 2017 (the “Record Date”), of shares of all series of stock with voting power of Elite Data Services, Inc., a Florida corporation (the “Company,” or the “Corporation”), that our Board of Directors and majority shareholder of approximately 100.00% of our Series B preferred stock , having voting rights equal to 1000:1 and representing approximately 88.00% of total voting rights, as of the Record Date have giving written consent as of August 4, 2017, to approve the following:

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

On August 4, 2017, our Board of Directors and one shareholder who holds a majority of our outstanding Series B Preferred Stock, having voting rights equal to 1000:1 and representing approximately 88.00% of total voting rights, executed a written consent in favor of the actions described above that is described in greater detail in the Information Statement accompanying this notice. This consent will satisfy the stockholder approval requirement for the proposed action. The foregoing actions will not become effective before a date, which is twenty (20) calendar days after this Information Statement is first provided to Stockholders. The entire cost of furnishing this Information Statement will be borne by the Company.

On June 7, 2017, the Company issued 13,500,000 common shares for the conversion of $1,477.50 of convertible debt.

On October 26, 2017, the Company issued 7,363,900 common shares for the conversion of $736.39 of convertible debt.

On November 17, 2017, the Company issued 7,491,667 common shares for the conversion of $1,123.75 of convertible debt.

On December 1, 2017, the Company issued 8,175,000 common shares for the conversion of $408.75 of convertible debt.

On December 13, 2017, the Company issued 24,350,921 common shares for the conversion of $1,483.41 of convertible debt.

On December 14, 2017, the Company issued 8,050,000 common shares for the conversion of $402.50 of convertible debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended March 31, 2017. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, “could” “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Current Operations

During the period ending March 31, 2017, the Company was an intelligent retail solutions company marketing sports fitness products to gym owners through the joint venture agreement discussed below.

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

In addition, on March 14, 2017, Company executed the second amendment to the purchase agreement, which amended certain terms of the WOD purchase, including the formation of a joint venture to further develop and manage the current WOD business, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. The Joint Venture Agreement began immediately upon signing March 14, 2017.

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 19,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2. The Joint Venture terminates at the earlier of the completion of the final closing equity exchange or December 31, 2018, whichever occurs first.

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

Plan of Operations

The Company’s current plan of operations for the three months ending March 31, 2017 involves the continued development and growth of its online marketing and gaming businesses and to complete the closings on the WOD transaction.

During the year ending December 31, 2016, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. However, with additional funds, we anticipate the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues.

Separately, the Company intends to expand its operations in 2017 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

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

Going Concern

In their report for our 2016 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Results from Operations

Our operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$-	$-
Operating and other expenses	1,799,358	7,600
Net operating loss	$(1,799,358)	$(7,600)

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Consulting services	$80,000	$-

Wages	11,250	-
General and administrative expenses	17,937	7,600
Total Operating Expenses	$109,187	$7,600

The increase in operating expenses from 2016 to 2017 is primarily due to the Company’s changing business plan. The increase of $101,587 is mainly comprised of $80,000 consulting services from contractual services began in the second quarter of 2016. The wage increase reflects new managements payroll that began with their agreements on January 10, 2017. General and administrative increase was directly related to costs of accounting in preparing for the 2016 audit.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, the Company had cash on hand of $239 and $540, respectively. The Company had decreased cash flow of $201 for three months ended March 31, 2017 resulted primarily from the operations of the Company’s activities in general operations.

As of March 31, 2017, we had cash of $239 and our working capital deficit was $5,259,260. As of March 31, 2017, we generated revenues of $0 and a net gain of $1,799,358 as compared to March 31, 2016 revenues of $0 and a net loss of $647,793. The net gain for the current period of measurement is mainly comprised of non-cash expenses aggregating $1,908,545. In this quarter agreements were reached with prior officers to return 1,000,000 shares of Series B Preferred stock, issued in 2016, resulting in $5,000,000 in gain for the cancellation. In a settlement to close out the joint venture of the gaming operation , HYHI, the joint venture partner reduced the amount of the note in settlement by $1,000,000 resulting in a gain on settlement of $1,000,000 reported. Baker Myers also reduced their note by $200,000 in settlement with the amount being applied to additional paid in capital because of the related party aspect of the note. As of March 31, 2017, we have a cumulative net loss of $33,382,975. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(201)	(510)

Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$(201)	(510)

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended March 31, 2017 is $0.

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

The Company and has a cumulative net loss of $33,382,975 at March 31, 2017. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended March 31, 2017, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2016, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended March 31, 2017:

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

41

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

43

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

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 furnished in XBRL).
31.1**	Certification of the registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ELITE DATA SERVICES, INC.

Date: December 21, 2017	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

45