Form 10-Q
period 2017-06-30
Elite Data Services, Inc.
filed 2017-12-28
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2017

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

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$540
Total Current Assets	-	540

OTHER ASSET:
WOD membership	17,261	20,000
Total Assets	$17,261	$20,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$126	$-
Accounts payable and accrued liabilities	1,346,804	958,784
Convertible notes from related party, net of discount $81,322 and $287,436, respectively	368,178	150,064
Derivative instrument liability	6,130,405	5,721,145
Convertible notes payable, net of discount of $61,355 and $583,540, respectively	4,570,090	2,929,742
Total Current Liabilities	12,415,603	9,759,735

LONG TERM DEBT:
Convertible note payable	500,000	2,500,000

Convertible note payable, related party, net of discount $0 and $142,773, respectively	-	69,227

Total Liabilities	12,915,603	12,328,962

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 250,000,000 shares Series B authorized; issued and outstanding 0	110	210

Common stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 150,018,799 and 136,518,799, respectively	15,001	13,651
Subscription stock not issued	75,000	75,000
Additional paid-in capital	17,991,386	22,783,785

Deficit accumulated	(30,979,839)	(35,181,068)
Total Stockholders’ Deficit	(12,898,342)	(12,308,422)
Total Liabilities and Stockholders’ Deficit	$17,261	$20,540

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Consulting services	30,000	10,000	110,000	10,000
Asset impairment	-	4,900,000	-	4,900,000
Accounting	21,000	-	35,558	-
Investor relations services	-	3,115	-	3,115
Wages	38,750	-	50,000	-
General and administrative	6,320	35,007	9,699	42,607
Total Operating Expenses	96,070	4,948,122	205,257	4,955,722

LOSS FROM OPERATIONS	(96,070)	(4,948,122)	(205,257)	(4,955,722)

OTHER INCOME (EXPENSE):

Gain forgiveness of debt	-	695	-	34,177
Amortization debt discount	(425,808)	(83,799)	(1,544,476)	(291,308)
Derivative expense	3,073,163	(955,045)	264,504	(1,124,993)
(Loss) on derivative settlement	(6,623)	-	(6,623)	(268,018)
Gain on settlement of debt	-	1,262,162	6,000,000	1,262,162
Interest expense – related party	(11,237)	(51,255)	(26,531)	(67,115)
Interest expense – other	(128,813)	(310,395)	(277,648)	(322,336)
Total Other Expense	2,500,682	(137,637)	4,409,226	(777,431)
NET GAIN (LOSS)	2,404,612	(5,085,759)	4,203,969	(5,733,153)

Non-controlling interest	(1,475)	-	(2,739)	-

COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,403,137	-	4,201,230	-

PROVISION FOR INCOME TAX	-	-	-	-
COMPREHENSIVE GAIN (LOSS)	$2,403,137	$(5,085,759)	$4,201,230	$(5,733,153)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$0.02	$(0.04)	$0.03	$(0.06)

Weighted Average Common Shares Outstanding:
Basic and diluted	140,079,239	130,237,299	138,308,854	97,465,499

 The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$4,203,969	$(5,733,152)

Stock issued for accrued interest or penalties	750	281

(Gain) on settlement or extinguishment of debt	(6,000,000)	(1,262,162)
Loss on settlement of derivative	6,623	268,018
Forgiven interest and accounts payable converted to notes	-	119,964
Accounts payable to notes payable	120,000	-
Derivative expense	(264,504)	1,124,993
Amortization debt discount	1,544,476	291,308
Asset impairment	-	4,900,000
Changes in operating assets and liabilities:
Accounts payable and bank overdraft	388,146	271,520
Net cash (used in) operating activities	(540)	(19,230)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	-	17,500
Net cash received from financing activities	-	17,500

NET DECREASE IN CASH	(540)	(1,730)
CASH BEGINNING OF PERIOD	$540	1,730
CASH END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$1,448	$60,687
Issuance of common stock for consulting services	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017

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

During the year ending December 31, 2016, we made limited progress with our online marketing platforms due to lack of funding to complete required programming and coding enhancements. During the year ending December 31, 2016, we anticipated obtaining additional funding which would have afforded us the ability of bringing certain new marketing offerings to our platforms in hopes of increasing traffic flow, capturing new users and generating revenues. Due to the Company not being a current fully reporting company in 2016, the Company was unable to raise the capital needed to advance the online marketing business resulting in a loss of business opportunities.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2016 have been omitted.

Going Concern

The Company has accumulated a deficit of $30,979,839. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the six months ended June 30, 2017, the Company incurred no development costs. As of June 30, 2017, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2017 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2017 and December 31, 2016.

Cash and Cash Equivalents

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At June 30, 2017, the Company had no cash equivalents.

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

The amount due under the Myers - LOC at June 30, 2017 was $149,500. The amount is unsecured and bears interest at 10% per annum. At June 30, 2017, accrued interest on the amount was $67,622 and a debt discount balance of $33,250.

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

The principal amount due on the Baker Myers Note at June 30, 2017 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The balance of the note and accrued interest at June 30, 2017 was $401,333 and a debt discount balance of $48,072. At June 30, 2017, the principal was $300,000 with the accrued interest on the amount at $101,333 and a debt discount of $48,072.

NOTE 5. CONVERTIBLE PROMISSORY NOTE

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

On June 30, 2017, the principal outstanding was $50,000 with accrued interest at $9,610.

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC ("JMS") executed a settlement letter (the "Settlement Letter") in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The balance of the note and accrued interest at June 30, 2017 was $31,633.

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

The Company issued to POM a six month convertible redeemable note (the "Note") in the principal amount of USD $ 17,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The balance of the note and accrued interest at June 30, 2017 was $19,910.

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of June 30, 2017, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $11,912 and the note discount was $0. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $79,310 with accrued interest at $21,425.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of June 30, 2017, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,669 and the note discount was $0. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 with accrued interest at $5,251.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of June 30, 2017, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,427and the loan discount was $0. At the time of the filing of this Report, Adar has converted a total of $37,713 principal into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 with accrued interest at $3,342.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $16,391 of principal into shares of the Company’s common stock, resulting in a principal balance remaining of $140,109 with accrued interest at $34,940.

EMA has notified the Company of a potential default and the Company has contacted them to settle the matter. No financial impact has been reported in this filing as it is indeterminate as to the reason for the default notice. The potential risk to the Company is that the default interest rate rises to 24% and the debt discount becomes 70%.

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

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of June 30, 2017, the balance outstanding on the Note was $400,000, accrued interest was $75,287.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At June 30, 2017, the principal and accrued interest under the Note was $300,000 and $56,702, respectively.

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

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note. The reduction of $1,000,000 of the Note is recorded in these financial statements as a gain on settlement. The Note balance and accrued interest were $3,900,000 and $705,278, respectively at June 30, 2017.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2017 were $40,000 and $1,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2017 were $40,000 and $1,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2017 were $40,000 and $1,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At June 30, 2017, the Note balance and accrued interest were $40,000 and $3,395, respectively.

Current portion	$5,080,945
Convertible notes, long term portion HYHI	$500,000

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at June 30, 2017, was determined to be $6,130,405 with the following assumptions: (1) risk free interest rate of .84%, (2) remaining contractual life of .01 years to .54 years, (3) expected stock price volatility of 409% to 627%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the six months ended June 30, 2017, of $264,504 and a corresponding decrease in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$5,721,145	$5,721,145

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$6,130,405	$6,130,405

As of June 30, 2017, the Company had a derivative liability amount of $6,130,405 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at June 30, 2017.

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

Issued and Outstanding

Preferred Stock

At June 30, 2017, the Company there had 1,100,000 Preferred Series B shares outstanding.

On May 18, 2016, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock to two (2) separate parties in the amount of 1,000,000 shares each to Ricketts and Antol, respectively, pursuant to the executed Ricketts Subscription Agreement and Antol Subscription Agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investor s as defined in Rule 501 of Regulation D. These shares were not issued in this quarter and have been recorded in the financial statements for the year ended December 31, 2016. On January 10, 2017, Antol and Ricketts returned 500,000 Series B Preferred shares each to the Company with a gain on the transaction to the Company of $5,000,000.

Voting Trust - Change of Control

The deposit of the Series B Preferred Stock on March 14, 2017 from Ricketts and Antol into the Voting Trust creates a change of control with the Trustee having voting rights of 1,100,000,000 shares as a class pursuant to the preferences in the Series B Preferred Stock designation. This also makes the Voting Trust a related party.

Common Stock

At June 30, 2017, the Company has 150,018,799 shares of common stock issued and outstanding.

During the period from January 1, 2016 through June 30, 2017, the Company issued 114,015,033 shares of common stock for the conversion of $661,854 and $ 281 in accrued interest.

Warrants Issued for Services

As of June 30, 2017, the Company had no outstanding warrants for services.

The following table summarizes the warrant activity for the six months ended June 30, 2017:

Balance December 31, 2016 -	-	$-
Granted
Exercised
Expired/ Cancelled	-	(259)
Balance June 30, 2017	-	$-

Warrants Issued In Settlements

Balance December 31, 2016	7,000,000	700
Granted Preferred
Granted Common
Exercised
Expired/ Cancelled
Balance June 30, 2017	7,000,000	700

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

WOD MARKETS LLC		WOD MARKETS LLC	Three Months	Year
BALANCE SHEET		INCOME STATEMENT	June 30,	To
June 30, 2017		June 30, 2017	2017	Date

ASSETS		SALES	$21,962	$43,427
Cash	$3,141	COST OF GOODS	12,731	26,448
Note receivable	30,000	GROSS PROFIT	9,231	16,978
Inventory	18,801
Total Current Assets	51,942	EXPENSES
		Interest	3,193	4,603
Fixed Assets, net	43,953	Depreciation	1,614	3,228
Total Assets	$95,895	Rent	7,420	14,094
		General and Administrative	4,380	8,751
LIABILITIES		Total Expense	16,607	30,676
Accounts payable	$47,685	Net Loss	$(7,376)	$(13,698)
Notes payable	35,593
Total Liabilities	83,278

EQUITY
Membership	19,600
Retained earnings	(6,983)
Total Membership	12,617

Total Liabilities and Equity	$95,895

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

NOTE 11. SUBSEQUENT EVENTS

Subsequent to our six months ended June 30, 2017 and the date of this Report, the Company issued the following shares of common stock in connection with the convertible notes and took the following actions:

On August 29, 2017, the Company filed a Definitive 14C with the following provisions. The purpose of this Information Statement is to inform the holders of record, as of the close of business on August 4, 2017 (the “Record Date”), of shares of all series of stock with voting power of Elite Data Services, Inc., a Florida corporation (the “Company,” or the “Corporation”), that our Board of Directors and majority shareholder of approximately 100.00% of our Series B preferred stock , having voting rights equal to 1000:1 and representing approximately 88.00% of total voting rights, as of the Record Date have giving written consent as of August 4, 2017, to approve the following:

(a) To change of corporate name from Elite Data Services Inc. to WOD Retail Solutions Inc.

(b) To increase the authorized capital stock of the Corporation to 10,500,000,000 shares, of which 10,000,000,000 shares shall be Common stock, par value $ 0.0001, and 500,000,000 shares shall be preferred stock, par value $0.0001, as set forth on the proposed Amendment to the Amend and Restated Articles of Incorporation, attached hereto as Exhibit A;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the six-month period ended June 30, 2017. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

The Company’s current plan of operations for the twelve months ending December 31, 2017 involves the continued development and growth of its online marketing and gaming businesses and to complete the closings on the WOD transaction.

Separately, the Company intends to expand its operations throughout 2017 marketing intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed on or before October 15, 2016.

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

RESULTS FROM OPERATIONS

Results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues and Net Loss

Our operating results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 are as follows:

	Three Months Ended June 30,
	2017	2016
Revenues	$-	$-
Operating and other expenses	(2,404,611)	5,085,759
Net Gain (Loss)	$2,404,611	$(5,085,759)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 are as follows:

	2017	2016
Consulting services	$30,000	$10,000
Investor relation services	-	3,115
(Gain) on extinguishment of debt	-	(1,262,162)
Wages	38,750	-
Accounting	21,000	-
Interest Expense	140,050	361,650
Derivative related expenses	(3,073,163)	955,045
Amortization of debt discount	425,808	83,799
Asset impairment	-	4,900,000
(Gain) on forgiveness of debt	-	(695)
Loss on derivative settlement	6,623	-
General and administrative expenses	6,320	35,007
Total Operating and Other Expenses	$(2,404,612)	$5,085,759

Critical Accounting Policies

e decrease in project development and consulting costs from the quarter ended June 30, 2016 to the equivalent period in 2015 is primarily due to the Company’s lack of further expansion into the gaming sector thereby reducing project activities relating to investigation and design of proto-type technologies that started in the fourth quarter of 2013. The increase in derivative related expenses in 2016 from 2015 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced. Additional derivative were activated when default provisions mad all notes payable current and activated all of their embedded derivatives. The joint venture began May 20,2016 was impaired related to a lack of immediate value.

Results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

Our operating results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 are as follows:

Revenues and Net Loss

	Six Months Ended June 30,
	2017	2016
Revenues	$-	$-
Operating and other expenses	(4,203,969)	5,733,153
Net Gain (Loss)	$4,203,969	$(5,733,153)

Operating Expenses and Other Expenses and (Income)

	Six Months Ended June 30,
	2017	2016
Consulting services	$110,000	$10,000
Investor relation services	-	3,115
(Gain) on extinguishment or settlement of debt	(6,000,000)	(1,262,162)

Accounting	35,558	-
Interest Expense	304,179	389,451
Derivative related expenses	(264,504)	1,124,993
Amortization of debt discount	1,544,476	291,308
Asset impairment	-	4,900,000
Loss on derivative settlement	6,623	268,018
(Gain) on forgiveness of debt	-	(34,177)
Wages	50,000	-
General and administrative expenses	9,699	42,607
Total Operating and Other Expenses	$(4,203,969)	$5,733,153

The increase in consulting services from 2016 to 2017 is primarily due to the Company having new consulting agreement that replaced the prior agreement and will require a charge of $10,000 per month payment and one $40,000 charge. Interest expense decreased based on the decrease in our debt facilities incurred to fund current operations.

The gain on the extinguishment or settlement of debt is attributable to the return of 1,000,000 shares of Preferred Series B stock with a value of $5,000,000 and the reduction of $1,000,000 of the HYHI debt during the period of measurement.

The decrease in derivative related expenses in 2017 from 2016 is primarily due to the notes issued in 2016 reaching maturity and having their embedded derivative terms activated and conversions commenced.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, the Company had cash on hand of $0 and $540, respectively. The Company had decreased cash flow of $540 for six months ended June 30, 2017 from operations.

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

	June 30,	December 31,
	2017	2016
Current assets	$20,0000	$20,540
Current liabilities	(6,285,198)	(4,038,590)
Working capital deficit	$(6,265,198)	$(4,018,050)

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(540)	$(19,230)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	17,500
Net increase (decrease) increase in cash	$(540)	$(1,730)

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

We have no committed source for funds as of June 30, 2017. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $30,977,100 at June 30, 2017. We currently have no working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

In connection with the preparation of our financial statements for the three months ended June 30, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management determined that this control deficiency constituted a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2016, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended June 30, 2017:

The Company issued 13,500,000 shares of common stock to EMA in satisfaction of principal reductions aggregating $1,447 and a penalty of $750.

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

41

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

42

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

10,98

Def 14C Information Statement changing the name of the corporation, increasing the authorized common and preferred shares and the pre-approval of up 1:10,000 reverse split. (incorporated by reference to the Company’s Definitive 14C filing dated August 29, 2017).

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2017 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

______________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: December 28, 2017	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

44