Form 10-Q
period 2017-09-30
Elite Data Services, Inc.
filed 2017-12-28
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 20, 2017, the Company had 205,450,287 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2017

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

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10	$540
Total Current Assets	10	540

OTHER ASSET:
WOD membership	15,651	20,000
Total Assets	$15,661	$20,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,577,989	$958,784
Convertible notes from related party, net of discount $40,678 and $287,436, respectively	408,822	150,064
Derivative instrument liability	15,959,257	5,721,145
Convertible notes payable, net of discount of $66,162 and $583,840, respectively	5,065,283	2,929,742
Total Current Liabilities	23,011,351	9,759,735

LONG TERM DEBT:
Convertible note payable	-	2,500,000
Convertible note payable, related party, net of discount $0 and $142,773, respectively	-	69,227
Total Liabilities	23,011,351	12,238,962

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000 and 2,100,000, respectively	110	210
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 150,018,799 and 136,518,799, respectively	15,001	13,651
Subscription stock not issued	75,000	75,000
Additional paid-in capital	17,991,386	22,783,785
Deficit accumulated	(41,077,187)	(35,181,068)
Total Stockholders’ Deficit	(22,995,690)	(12,308,422)
Total Liabilities and Stockholders’ Deficit	$15,661	$20,540

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Consulting services	30,000	70,000	140,000	90,000
Asset impairment	-	480,000	-	5,380,000
Management services	-	10,000,000	-	10,000,000
Investor relations services	-	-	-	3,115
Accounting	19,000	-	54,558	-
Wages	39,750	-	89,750	-
General and administrative	2,249	3,759	11,948	36,366
Total Operating Expenses	90,999	10,553,759	296,256	15,509,481

LOSS FROM OPERATIONS	(90,999)	(10,553,759)	(296,256)	(15,509,481)

OTHER INCOME (EXPENSE):
Gain forgiveness of debt	-	25,000	-	59,177
Amortization debt discount	(247,698)	(555,574)	(1,792,174)	(846,882)
Initial derivative expense	(215,700)	(259,422)	(551,643)	(259,422)
(Loss) on derivative revaluation	(9,401,291)	(284,282)	(8,800,844)	(1,409,275)
(Loss) on derivative settlement	-	(3,015)	(6,623)	(271,033)
Gain on settlement or extinguishment of debt	-	-	6,000,000	1,262,162
Interest expense – related party	(11,237)	(20,000)	(37,948)	(87,165)
Interest expense – other	(128,813)	(150,460)	(406,281)	(472,745)
Total Other Expense	(10,004,739)	(1,247,753)	(5,595,513)	(2,025,183)

NET LOSS	(10,095,738)	(11,801,512)	(5,891,769)	(17,534,6644)
Non-controlling interest	(1,610)	-	(4,349)	-
COMPREHENSIVE LOSS BEFORE PROVISION FOR INCOME TAXES	(10,097,348)	(11,801,512)	(5,896,118)	(17,534,664)
PROVISION FOR INCOME TAX	-	-	-	-
COMPREHENSIVE LOSS	$(10,097,348)	$(11,801,512)	$(5,896,118)	$(17,534,664)
Net Loss Per Share - basic and diluted	$(0.06)	$(0.09)	$(0.04)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic and diluted	150,018,799	132,285,614	142,255,063	109,276,487

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(5,891,769)	$(17,534,664)
Preferred stock issued for services	-	10,000,000
Stock issued for accrued interest or penalties	750	281
Forgiven interest and accounts payable to notes payable	-	119,964
Asset impairment	-	5,380,000
Loss derivative settlement	6,623	271,033
Gain on settlement or extinguishment of debt	(6,000,000)	(1,262,162)
Accounts payable to notes payable	120,000	-
Initial derivative expense and derivative revaluation	9,352,487	1,668,698
Amortization debt discount	1,792,174	846,882
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	619,205	477,191
Net cash (used in) operating activities	(530)	(32,777)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net	-	32,000
Net cash received from financing activities	-	32,000

NET INCREASE (DECREASE) IN CASH	(530)	(777)
CASH BEGINNING OF PERIOD	$540	$1,730
CASH END OF PERIOD	$10	$953
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	—
Interest paid	$—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$1,447	$61,161
Issuance of common or preferred stock for services	$-	10,000,000

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2017

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2016 have been omitted.

Going Concern

The Company has accumulated a deficit of $41,077,187. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the six months ended September 30, 2017, the Company incurred no development costs. As of September 30, 2017, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of September 30, 2017 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2017 and December 31, 2016.

Cash and Cash Equivalents

Cash include all highly liquid instruments with an original maturity of three months or less at the date of purchase. At September 30, 2017, the Company had $10 cash and no other cash equivalents.

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

None.

Effects of Notes Payable Amendments. Cancellation and Forgiveness of Debt

The table below shows the notes payable categorized by their remaining term at the nine months ending September 30, 2017.

Holder	Short Term	Long Term	Related Party
Note 1	$300,000
Note 2	$400,000
Note 3	$3,900,000

Note 4	300,000		Yes
Note 5	149,500		Yes
Subtotal	449,500

Note 6	27,500
Note 7	50,000
Note 8	17,500
Note 9	79,310
Note 10	42,239
Note 11	14,787
Note 12	141,586
Note 13	40,000
Note 14	40,000
Note 15	40,000
Note 16	40,000
Total	5,131,445

NOTE 4. RELATED PARTY CONVERTIBLE PROMISSORY NOTE

Myers – Line of Credit (LOC)

On or about September 1, 2013, the Company and Sarah Myers, an individual (and, also the President, Chief Operating Officer and Director of the Company) ("Myers") executed that certain Revolving Line of Credit Agreement (the "LOC Agreement") for advances up to a total amount of USD$50,000 for the purposes of providing Company with working capital, as needed from time to time, as set forth in the executed Promissory Note (the "Myers Note") dated on even date therewith, in the original amount of USD $50,000 (collectively referred to as the "Original Myers Agreements"). The Original Myers Agreements were amended a total of six (6) times during the period of 2013 to 2016 to provide additional working capital for the Company, which increased the principal amount to $175,000.

Sixth Amendment to Line of Credit

On May 18, 2016, the Company and Myers executed the Sixth Amendment to the LOC Agreement (the "Sixth Amendment"), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of the Original Myers Agreements dated September 1, 2013, as amended, whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the "Amended and Restated Note") in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the "Effective Date"), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a "Maturity Date"), convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein. The balances at September 30, 2017 were. Note $149,500, all accrued interest $71,360 and a debt discount balance of $16,632.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein At September 30, 2017, the principal was $300,000 with total accrued interest at $108,833.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principal into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of September 30, 2017, the balances outstanding on the JSJ Note were principal of $79,310, accrued interest was $23,805.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $5,885.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. At September 30, 2017, Adar has converted a total of $37,713 principal into shares of the Company’s common stock, resulting in principal balance remaining of $14,787and accrued interest of $2,649.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. As of September 30, 2017 EMA has converted a total of $16,391 of principal into shares of the Company’s common stock, resulting in a principal balance remaining of $140,109 and accrued interest of $22,241.

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

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note. As of September 30, 2017, the balance outstanding on the Note was $400,000, accrued interest was $85,287.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015, the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the six months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed. At September 30, 2017, the principal and accrued interest under the Note was $300,000 and $64,202, respectively.

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

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At September 30, 2017, the note balance and accrued interest was $50,000 and $10,860, respectively.

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

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the "Note") in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. The Note balance and accrued interest was $32,320 at September 30, 2017.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the "Amended Note"), which replaces the original note set forth in the Definitive Agreement. The balance of the Note plus accrued interest at September 30, 2017 was $20,347.

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

The termination of the Joint Venture resulted in Elite Gaming Ventures LLC (and, its wholly-owned subsidiary, Elite Data Holdings S.A.) no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company, except for certain amounts owed by the Company under a further amendment to the Amended and Restated Redeemable Note. The reduction of $1,000,000 of the Note is recorded in these financial statements as a gain on settlement. The Note balance and accrued interest were $3,900,000 and $802,778, respectively at September 30, 2017.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2017 were $40,000 and $2,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2017 were $40,000 and $2,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2017 were $40,000 and $2,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At September 30, 2017, the Note balance and accrued interest were $40,000 and $4,395, respectively.

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at September 30, 2017, was determined to be $15,959,257 with the following assumptions: (1) risk free interest rate of .96%, (2) remaining contractual life of years from .01 to .28, (3) expected stock price volatility of 250% to 696%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the nine months ended September 30, 2017, of $8,800,844 and a corresponding increase in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,043,217	$1,043,217

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$15,959,257	$15,959,257

As of September 30, 2017, the Company had a derivative liability amount of $15,959,257 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at September 30, 2017.

NOTE 9. STOCKHOLDERS’ DEFICIT

Authorized

The Company is authorized to issue 500,000,000 shares of preferred stock, having a par value of $0.0001 per share, and 10,000,000,000 shares of common stock, having a par value of $0.0001 per share.

On May 17, 2016, the Company filed a Designation of Rights and Preferences for Series B Preferred stock authorizing 100,000,000 share to be issued under this designation. The Series B Preferred shares have a par value $.0001 and are senior to all other shares authorized by the Company. These share vote as if converted at a ratio of 1:1,000 and vote as a single class.

On August 29, 2017, the Company filed an Amendment to the Articles of Incorporation increasing the number of authorized Preferred shares to 500,000,000 from 250,000,000, par value $.0001 and common shares to 10,000,000,000 from 500,000,000, par value $.0001

The rights being granted to our Board of Directors to increase the amount of shares authorized to be issued will further provide a corporate and capital structure conducive for potential acquisitions and offer adequate flexibility for the procurement of required future financings.

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

Issued and Outstanding

Preferred Stock

At September 30, 2017, the Company had 1,100,000 shares of Series B Preferred Stock outstanding.

On May 18, 2016, the Company authorized the issuance of 2,000,000 shares of Series B Preferred Stock to two (2) separate parties in the amount of 1,000,000 shares each to Ricketts and Antol, respectively, pursuant to the executed Ricketts Subscription Agreement and Antol Subscription Agreement. The Series B Preferred shares were offered and sold to the parties in a private placement transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company based such reliance on certain representations made by each of the parties to the Company including that each of the parties were accredited investor s as defined in Rule 501 of Regulation D. These shares are recorded in the financial statements for the nine months ended September 30, 2016. On January 10, 2017 500,000 Series B Preferred shares were returned to the Company resulting in Gain on settlement of $5,000,000.

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

Common Stock

At September 30, 2017, the Company has 150,018,799 shares of common stock issued and outstanding.

During the nine months ended September 30, 2017, the Company issued 13,500,000 shares of common stock for the conversion of $1,447 principal and $750 in penalties.

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

Warrants Issued for Services

As of September 30, 2017, the Company had various outstanding warrant.

The following table summarizes the warrant activity for the nine months ended September 30, 2017:

Balance December 31, 2016	-	$-
Granted
Exercised
Expired/ Cancelled	-	-
Balance September 30, 2017	-	$-

Warrants Issued In Settlements

Balance December 31, 2016	7,000,000	700
Granted Preferred
Granted Common
Exercised
Expired/ Cancelled
Balance September 30, 2017	7,000,000	700

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

WOD MARKETS LLC		WOD MARKETS LLC	Three	Year
BALANCE SHEET		INCOME STATEMENT	Months	To
September, 2017		September 30, 2017	September 30, 2017	Date
ASSETS		SALES	$19,407	$62,834
Cash	$4,697	COST OF GOODS	11,105	37,553
Note receivable	30,000	GROSS PROFIT	8,302	25,281
Inventory	21,769
Total Current Assets	56,466	EXPENSES
		Interest	3,019	7,622
Fixed Assets, net	42,339	Depreciation	1,614	4,842
Total Assets	$98,805	Rent	7,235	21,329
		General and Administrative	4,481	13,234
LIABILITIES		Total Expense	16,349	47,027
Accounts payable	$47,676	Net Loss	$(8,048)	$(21,746)
Notes payable	46,559
Total Liabilities	94,235

EQUITY
Membership	19,600
Retained earnings	(15,030)
Total Membership	4,570

Total Liabilities and Equity	$98,805

NOTE 15. SUBSEQUENT EVENTS

Subsequent to our nine months ended September 30, 2017 and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the nine-month period ended September 30, 2017. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

The Company intends to expand its operations throughout 2017 marketing intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% with 100% ownership interest anticipated to be completed on or before December 31, 2017.

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

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve month period beginning in the third quarter of 2017 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Going Concern

In their report for our December 31, 2016 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

RESULTS FROM OPERATIONS

Results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues and Net Loss

Our operating results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
Revenues	$	$-
Operating and other expenses	10,095,738	11,801,512
Net (Loss)	$(10,095,738)	$(11,801,512)

Operating Expenses and Other Expenses

Our operating expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
Consulting services	$30,000	$70,000
Management services	-	10,000,000
Accounting	19,000	-
Loss (gain) on settlement or extinguishment of debt	-	-
Interest Expense	140,050	170,460
Derivative related expenses	9,616,991	543,704
Asset impairment	-	480,000
Amortization of debt discount	247,698	555,574
(Gain) loss on derivative settlement	-	3,015
Forgiveness of debt	-	(25,000)
Wages	39,750	-
General and administrative expenses	2,249	3,759
Total Operating and Other Expenses	$10,095,738	$11,801,512

The increase in derivative and interest related expenses in 2017 from 2016 is primarily due to the notes issued in 2016 reaching maturity and having their embedded derivative terms activated and conversions commenced and interest on new notes from acquisitions plus the change in interest rates from debt settlements, management services increased with the issuance of 2,000,000 shares of Series B Preferred Stock, 100,000 shares of Series B Preferred Stock was issued for 20% membership of WOD Market LLC and immediately impaired for $480,000 for the three months ended September 30, 2017.

Results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Our operating results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 are as follows:

Revenues and Net Loss

	Nine Months Ended September 30,
	2017	2016
Revenues	$-	$-
Operating and other expenses	5,891,769	17,534,664
Net (Loss)	$(5,891,769)	$(17,534,664)

Operating Expenses and Other Expenses and (Income)

	Nine Months Ended September 30,
	2017	2016
Consulting services	$140,000	$90,000
Investor relation services	-	3,115
(Gain) on settlement or extinguishment of debt	(6,000,000)	(1,262,162)
Management services	-	10,000,000
Interest Expense	444,229	559,910
Derivative related expenses	9,352,487	1,668,698
Amortization of debt discount	1,792,174	846,882
Asset impairment	-	5,380,000
Loss on derivative settlement	6,623	271,033
Forgiveness of debt	-	(59,177)
Accounting	54,558	-
Wages	89,750	-
General and administrative expenses	11,948	36,365
Total Operating and Other Expenses	$5,891,769	$17,534,664

The increase in consulting services from 2016 to 2017 is primarily due to the Company having a new consulting agreement that replaced the prior agreement and will require a charge of $10,000 per month payment and a one-time fee of $40,000 in settlement. Interest expense increased based on the increase in our debt facilities incurred to fund current operations.

The loss on the settlement or extinguishment of debt in 2017 is from the return of $5,000,000 in preferred stock and the reduction of the HYHI note in settlement for the termination agreement. The $1,262,162 gain in 2016 was related to the cancellation of debt from various parties.

The increase in derivative and interest related expenses in 2017 from 2016 is primarily due to the notes issued in 2015 reaching maturity and having their embedded derivative terms activated and conversions commenced and interest on new notes from acquisitions plus the change in interest rates from debt settlements.

Management services decreased because there were no agreements for such actions in 2017. In 2016 with the issuance of 2,000,000 shares of Series B Preferred Stock, 100,000 shares of Series B Preferred Stock was issued for 20% membership of WOD Market LLC and immediately impaired for $480,000 for the three months ended September 30, 2016. The joint venture was to begin May 20, 2016 and the $4,900,000 asset was impaired because it lacked immediate value.

Liquidity and Capital Resources

As of September 30, 2017, and December 31, 2016, the Company had cash on hand of $10 and $540, respectively. The Company had decreased cash flow of $530 for nine months ended September 30, 2017 from operations.

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

	September 30,	December 31,
	2017	2016
Current assets	$15,661	$20,540
Current liabilities	(7,052,094)	(4,038,590)
Working capital deficit	$(7,036,433)	$(4,018,050)

Cash Flows	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(530)	$(32,777)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	32,000
Net increase (decrease) increase in cash	$(530)	$(777)

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

We have no committed source for funds as of September 30, 2017. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $41,077,187 at September 30, 2017. We currently have no working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any commitments for material capital expenditures except for the non-refundable payment for the intangible asset license.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended September 30, 2017, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2016, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes for the nine months ended September 30, 2017:

The Company issued 13,500,000 shares of common stock to EMA in satisfaction of principal reductions aggregating $1,477 and a penalty of $750.

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

40

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

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2017 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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