Form 10-K
period 2017-12-31
Elite Data Services, Inc.
filed 2018-05-24
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 50-11050

ELITE DATA SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 S. Colorado Blvd., PH North

Denver, CO 80246

(Address of principal executive offices)

____________________________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 18, 2018, the Company had 393,475,287 shares of common stock of the registrant outstanding with an aggregate value of $69,025.

ELITE DATA SERVICES, INC.

Annual Report on Form 10-K for the year ended December 31, 2017

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

Today, the Company, serves the fitness community marketing training products in fitness centers and gyms through automated retail solutions allowing coaches and trainers to focus on what’s important while athletes have access to the products they need to perform at their highest level. WOD aims to relieve gym owners and coaches of the burden of managing retail sales including upfront inventory purchases, ongoing inventory management, payments, marketing, etc. while also providing a service for members to have convenient access to products that help them perform better. WOD intends to forge a mutually beneficial relationship with each gym, customer and vendor to ensure the best possible experience.

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

Today, the Company, serves the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter (OTC) OTCBB and OTCQB markets under the symbol “DEAC”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the Over-the-Counter market.

Quarterly period	High	Low
Fiscal year ended December 31, 2016:
First Quarter	$0.014	$0.0005
Second Quarter	$0.0068	$0.0011
Third Quarter	$0.0022	$0.0004
Fourth Quarter	$0.0095	$0.0003

Fiscal year ended December 31, 2017:
First Quarter	$0.004	$0.0005
Second Quarter	$0.0014	$0.0005
Third Quarter	$0.001	$0.0003
Fourth Quarter	$0.0008	$0.0001

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

On August 4, 2017, the Company authorized an increase to the authorized common shares to 10,000,000,000. The Amendment to the Articles of Incorporation was filed with the State of Florida on September 18, 2017.

As of March 31, 2018, there are approximately 396 shareholders of record, including beneficial holders of the Company’s stock, with 345,125,287 shares outstanding of common stock.

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

Recent Sales of Unregistered Securities

The Company issued the following additional shares of common stock in connection with the convertible notes for the year ended December 31, 2016:

The Company issued 11,,923,377 shares of common stock to JSJ in satisfaction of principle reductions aggregating $6,273;

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

For the year end December 31, 2017, the Company issued the following shares of common stock in connection with the convertible notes:

The Company issued 7,350,921 shares of common stock to JSJ in satisfaction of principle reductions aggregating $1,213;

The Company issued 31,080,567 shares of common stock to Oscaleta Partners LLC in satisfaction of principle and accrued interest reductions aggregating $2,671;

The Company issued 30,500,000 shares of common stock to EMA in satisfaction of principle reductions and penalties aggregating $3,247.

The Company made a debt settlement with prior officers who returned 1,000,000 Series B Preferred shares with a value of $5,000,000.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

During the period ending December 31, 2017, the Company, serves the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

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

Plan of Operations

The Company’s current plan of operations for the twelve months ending December 31, 2017 involved the continued development and growth of fitness equipment to fitness centers and gyms.

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

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending December 31, 2017.

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

Results from Operations – For the year ended December 31, 2016 as compared to December 31, 2017.

Operating results for the years ended December 31, 2016 and 2017 are summarized as follows:

	Years Ended December 31,
	2016	2017
Revenue	$-	$-
Operating expenses	15,668,840	541,770
Other (expense)	(5,466,516)	(17,949,531)
Net operating loss	$(21,135,356)	$(18,491,301)

Our net operating loss decreased $2,644,055 for our year ended December 31, 2017 from our year ended December 31, 2016. During the year ended December 31, 2017, our operating expenses decreased $15,127,070 from the year ended December 31, 2016. The decrease in expenses was mainly comprised of decreases in decreases in consulting expenses of $9,980,000 and a decrease in asset impairment of $5,480,000. Our other expense increased $12,483,015 in the current year of measurement from the prior year of measurement. This increase was due to an increase of a non-cash loss on derivative instruments and debt discount of $17,577,118; a non-cash increase gains on the settlement of debt of $5,728,967; and s decrease in interest expense of $144,409.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $0 and our working capital deficit was $35,590,192. In 2017, we generated revenues of $0 and a net loss of $ from operations of $18,491,301 and a loss of from non-controlling interest in the WOD joint venture of $4,224 making the net loss $18,495,525as compared to 2016 revenues of $0 and a net loss of $21,135,356. The net loss for the current period of measurement is mainly comprised of non-cash expenses related to derivative valuations, wages, professional fees, interest expense and a gain on debt settlement totaling $18,294,441. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending December 31, 2018 on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending December 31, 2017 and 2016, the Company’s management and/or shareholders’ entered into a series of convertible note transactions or accounts payable totaling $10,000 and 57,500, respectively.

Recent Funding Facilities

On August 26, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with WOD Market LLC (“WOD”) for the acquisition of WOD in a series of closings, which included certain advances from WOD and a separate third party to the Company totaling Forty Thousand Dollars (USD $40,000.00), represented by two (2) separate promissory notes (the “WOD Notes”) to finance certain expenses related to the WOD acquisition. The principal balance at December 31, 2016 was $40,000 with accrued interest of $1,373.

On May 20, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with Properties of Merit Inc. (“POM”) for the acquisition of POM in a series of closings, which included certain advances from POM to the Company totaling Seventeen Thousand Five Hundred Dollars (USD $17,500.00), represented by a promissory note (the “Original Note”) to finance certain expenses related to the POM acquisition. On or about July 22, 2016, the Company terminated the Definitive Agreement with POM in the form of an executed termination agreement (the “Termination Agreement”), which included the execution of an amended convertible redeemable note for $17,500 (the “Amended Note”), on even date therewith, which replaced the Original Note set forth in the Definitive Agreement. The principal balance at December 31, 2016 was $17,500 with accrued interest of $1,535.

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

Certain notes were transacted between their owners causing the changes in ownership in the table below. The Company, issued no new notes for cash but did issue notes to prior officers for $120,000 in settlement of their accounts payable. in 2017.

The table below shows the notes payable categorized by their remaining term at the years ending December 31, 2017 and 2016.

Holder	Short Term 2016	Long Term 2016	Related Party	Short Term 2017	Remarks
Note 7	50,000			50,000

Note 4	312,500	187,500	Yes
Note 5	125,000	24,500	Yes	149,500
Total related party	437,500	212,000			There are no related party notes at the end of 2017 as all were originally from prior management

Note 1	$300,000			300,000	All L/T notes in 2016 are now short term
Note 2	$400,000			1,800,000
Note 3	$2,400,000	$2,500,000
Total L/T convertible note		2,500,000

Note 6	27,500			27,500
Note 8	17,500			17,500
Note 9	79,310			78,097
Note 10	42,239			42,239
Note 11	14,787			14,787
Note 12	141,586			139,839
Note 13	40,000			40,000
Note 14				40,000
Note 15				40,000
Note 16				40,000
Note 17				98,830
Note 18				2,200,000
Note 19				500,000
Total	3,462,922			5,578,292

 Cash Flow

Cash Flows

	Years Ended December 31,
	2016	2017
Net cash used in operating activities	$(33,190)	$(540)

Net cash provided by financing activities	32,000	-
Net increase (decrease) in cash	$(1,190)	$(540)

Cash used in operating activities for year ended December 31, 2016 and 2017 was primarily for expenses related to general operations and for Company incurred administrative expenses. Net cash provided by financing activities in 2016 was from the sale of common stock, funds provided from a related party, and proceeds from convertible notes. Net cash used in financing activities includes repayment of a convertible note and repayments on advances from a related party.

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

The Company and has accumulated a deficit of $53,675,582 at December 31, 2017. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017, describes our significant accounting policies which are reviewed by management on a regular basis.

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

DECEMBER 31, 2016 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Elite Data Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related statements of loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2017, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

We have served as the Company’s auditor since 2017.

Newport Beach, California May 21, 2018

ELITE DATA SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$-	$540
Total Current Assets	-	540

OTHER ASSET:
WOD membership	15,776	20,000
Total Assets	$15,776	$20,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Negative cash	$20	$-
Accounts payable and accrued liabilities	1,963,612	958,784
Loans from related party, net of discount $0 and $287,426	-	150,064
Derivative instrument liability	28,070,530	5,721,145
Note payable, net of discount of $ 0 and $17,045	50,000	32,955
Convertible notes payable, net of discounts of $6,486 and $566,135	5,521,806	2,896,787
Total Current Liabilities	35,605,968	9,759,735

LONG TERM DEBT:
Convertible note payable	-	2,500,000
Convertible note payable, related party, net of discount $142,773	-	69,227
Total Liabilities	35,605,968	12,328,962

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 totally authorized in 2017 with 250,000,000 shares designated as Series B; issued and outstanding 1,100,000 and 2,100,000, respectively	110	210
Common stock, $0.0001 par value; 10,000,000,000 and 500,000,000 shares authorized; issued and outstanding 205,450,287 and 136,518,799, respectively	20,545	13,651
Additional paid-in capital	17,990,747	22,783,785
Subscription stock not issued	75,000	75,000
Accumulated deficit	(53,676,594)	(35,181,068)
Total Stockholders’ Deficit	(35,590,192)	(12,308,422)
Total Liabilities and Stockholders’ Deficit	$15,776	$20,540

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	170,000	10,150,000
Asset impairment	-	5,480,000
Investor relations services	-	3,115
Wages	131,500	-
Professional fees	213,410	-
General and administrative	26,860	35,725
Total Operating Expenses	541,770	15,668,840

LOSS FROM OPERATIONS	(541,770)	(15,668,840)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	6,000,000	1,262,162
Derivative expense	(20,970,383)	(4,157,800)
Gain (loss) on settlement of debt	-	(271,033)
Gain on write off of accounts payable	-	59,177
Debt discount expense	(2,392,528)	(1,627,993)
Loss on equity method investment	(4,224)	-
Interest expense – related party	-	(107,115)
Interest expense – other	(586,620)	(623,914)
Total Other Expense	(17,953,755)	(5,466,516)

NET LOSS	(18,495,525)	(21,135,356)
PROVISION FOR INCOME TAX	-	-

NET LOSS	$(18,495,525)	$(21,135,356)

Basic and Diluted Per Share Data:
Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.18)

Weighted Average Common Shares Outstanding:
Basic and diluted	148,958,933	116,124,281

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	27,722,266	$2,771	$75,000	$11,820,411	$(14,045,712)	$(2,147,530)
Issuance of common stock for conversion of debt			108,796,533	10,880		309,012		319,892
Gain on debt extinguishment related parties						154,573		154,573
Issuance of preferred shares	2,100,000	210				10,499,790		10,500,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(21,135,356)	(21,135,356)
Balance, December 31, 2016	2,100,000	$210	136,518,799	$13,651	$75,000	$22,783,785	$(35,181,068)	$(12,308,422)

Issuance of common stock for conversion of debt			68,931,488	6,894		6,862		13,756
Gain on debt restructuring						200,000		200,000
Issuance of preferred shares	(1,000,000)	(100)				(4,999,900)		(5,000,000)
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(18,495,525)	(18,495,525)
Balance, December 31, 2017	1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,593)	$(35,590,192)

The accompanying notes are an integral part of these consolidated financial statements.

ELITE DATA SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(18,495,525)	$(21,135,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	10,000,000
Gain on extinguishment of debt	(6,000,000)	(1,262,162)
Loss derivative settlement	-	271,033
Stock issued for accrued interest and penalties	3,001	281
Asset impairment	-	5,480,000
Loss on derivative instruments	20,970,383	4,157,799
Interest forgiveness and accounts payable to notes payable	-	119,965
Loss on equity method investment	4,224	-
Accounts payable to notes payable	120,000	-
Amortization of debt discount	2,392,528	1,627,993
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,004,849	707,257
Net cash used in operating activities	(540)	(33,190)

FINANCING ACTIVITIES:
Net proceeds from convertible promissory notes	-	57,500
Payments to related party	-	(28,000)
Proceeds from related parties	-	2,500
Net cash received from financing activities	-	32,000

NET DECREASE IN CASH	(540)	(1,190)
CASH BEGINNING OF YEAR	540	1,730
CASH END OF YEAR	$-	$540

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$13,756	$319,892
Issuance of common stock for fees	$-	-
Issuance of preferred stock for acquisition	$500,000	$500,000
Non-cash debt extinguishment related parties	$(200,000)	$154,572

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

Today, we serve the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

Going Concern

Since inception, the Company has an accumulated deficit of $53,676,594. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended December 31, 2017 to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dynamic Energy Development Corporation (DEDC), which is inactive and Transformation Consulting (TC), which is also inactive. All significant inter-company accounts have been eliminated in consolidation. Neither had any operations for the year ended December 31, 2017 or 2016. The 20% WOD investment is recorded as an equity losst on the Consolidated Statements of Operation with the offset presented as reduction to the WOD membership on the Consolidated Balance Sheet in 2017.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At December 31, 2016 and 2017, the Company had no deferred product development costs.

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At December 31, 2017 and 2016, the Company had $0 and $540 in cash and no other cash equivalents, respectively.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at December 31, 2017.

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

The Company does not have any unrecognized tax benefits as of December 31, 2016 and 2017 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2016 and 2017.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. A December 31, 2017 the Company uses a Binomial Lattice Model to judge the fair value of all of its currently outstanding derivative liabilities and to amortize any debt discounts that may have a remaining balance.

Recently and Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 provides that an entity: (1) present debt issuance costs in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset; and (2) report amortization of debt issuance costs as interest expense. Company has elected to adopt ASU No. 2015-03 as of December 31, 2015 and has no material impact on the financial statements.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted any interim or annual period. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact of the adoption of ASU 2016-09 on the Company’s consolidated financial statements.

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

Third Amendment; Securities Purchase Agreement and Joint Venture Agreement

On May 20, 2016, the Company and H Y H Investments, S.A. (“HYHI”) executed the Third Amendment to the Securities Purchase Agreement (the “Third Amendment”), pursuant to which the parties agreed to further clarify and amend and restate certain provisions of the Original Purchase Agreement, First Amendment and Second Amendment (the “Original Purchase Agreement”). Pursuant to the terms of the Third Amendment, the parties mutually agreed to cancel the Original Purchase Agreement dated April 6, 2015, in exchange for a new Joint Venture Agreement (the “Joint Venture”) executed on even date therewith, pursuant to which the Company and HYHI agreed to create a joint venture relationship using Elite Data Holdings S.A., a Honduras corporation, a wholly-owned subsidiary of Elite Gaming Ventures LLC, a Florida limited liability company (“EVG”), a wholly-owned subsidiary of the Company, and a distributor license from HYHI and El Mar Muerto Beauty Mineral, S.A., a Honduras corporation (“EMBM”) to establish gaming operations (the “Purpose”) by distributing and maintaining a total of eighty (80) slot machines in the cities of La Lima, Cortes; eighty (80) slot machines in the cities of Trujillo, Colon; and One Hundred and Sixty (160) slot machines in Roatan in the bay island of Honduras. In addition, the Company and EVG agreed to pay HYHI consideration in the total amount of USD $10,000,000 (the “Total Consideration”), including, but not limited to a convertible note, a revenue share plan, and an initial amount of $100,000, which was paid in the Original Purchase Agreement, as amended, and is the same $100,000 deposit described in this Note 4. This agreement was terminated March 14, 2017.

NOTE 5. RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2016 and 2015 was $149,500 and $136,960, respectively, represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on May 18, 2017. The accrued interest under the Myers – LOC as of December 31, 2016 and 2017 was $60,147 and $75,097, respectively. At December 31, 2017. Ms. Myers is no longer a related party

Sixth Amendment to Line of Credit

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

Baker Myers – Asset Purchase and Convertible Note – ClassifiedRide

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

Baker Myers – Asset Purchase and Stock Consideration – Autoglance

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

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company ) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

New Company Subsidiary – Elite Data Marketing LLC

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

NOTE 6. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At December 31, 2017, the principal balance of the note and accrued interest was $50,000 and $12,110, respectively.

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

Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JMS a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. At December 31, 2017, the principal balance of the note and accrued interest were $27,500 and $5,508, respectively.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement. The POM note was assigned to Birch First Advisors LLC in 2017. At December 31, 2017, the principal balance of the note and accrued interest were $17,500 and $3,722, respectively.

Adar Bays LLC

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

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At December 31, 2017, EMA has converted a total of $16,661 of principal into shares of the Company’s common stock. The principal balance of the note and accrued interest were $139,839 and $26,489, respectively.

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

During 2017 several assignments in were made so that at December 31, 2017, the principal balance of the notes and accrued interest were $1,800,000 and $419,501, respectively.

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principal into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of December 31, 2017, the balances outstanding on the JSJ Note were principal of $78,097, accrued interest was $26,147.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of September 30, 2017. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $6,519.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2017 were $40,000 and $3,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2017 were $40,000 and $3,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2017 were $40,000 and $3,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At December 31, 2017, the Note balance and accrued interest were $40,000 and $5,395, respectively.

JSM Law Group Note

In 2017, $500,000 of the outstanding HYHI Note and its accrued interest was assigned to JSM Law Group. The note holds the same components from the amended note with 10% interest and conversion rights at 50% of the five day average closing price prior to conversion. The note will be due April 1, 2018. The principal and accrued interest balance at December 31, 2017 was $500,000 and $115,420, respectively.

The components of the convertible notes payable discussed in Note 6 at December 31, 2017 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion convertible notes	5,578,392	6,486	5,571,906
	$5,578,392	$6,486	$5,571,906

NOTE 7. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2017, was determined to be $5,721,145 with the following assumptions: (1) risk free interest rate of 0.9% to 1.28%, (2) remaining contractual life of 0.01, (3) expected stock price volatility of 263% to 450%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the year ended December 31, 2017, of $20,970,383 and a corresponding increase in the derivative instruments liability.

	Derivative Liability as of	Derivative Liability as of	Loss for the year ended
	December 31, 2016	December 31, 2017	December 31, 2017

Notes	$5,721,145	$28,070,530	$22,349,385
Amount allocated to note discounts at inception			1,379,002
Loss for year ended December 31, 2017			$20,970,383

NOTE 8. FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$28,070,530	$28,070,530

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$5,721,145	$5,721,145

As of December 31, 2017, the Company had a derivative liability amount of $28,070,530 which was classified as a Level 3 financial instrument.

NOTE 9. EQUITY INCENTIVE PLAN

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at December 31, 2017.

NOTE 10. STOCKHOLDERS’ EQUITY

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

Issued and Outstanding

Preferred Stock

At December 31, 2016 and 2017, there were 2,100,000 and 1,100,000 shares of preferred stock Series B outstanding, respectively.

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

In January 2017, 1,000,000 shares of Series B Preferred were returned and cancelled, 500,000 shares each from Antol and Ricketts pursuant to a final settlement agreement.

On August 4, 2017, the Company increased it authorized preferred shares to 500,000,000 total with 250,000,000 of that total previously designated as Series B Preferred Stock. The Amended Articles of Incorporation were filed with the State of Florida on September 18, 2017.

Common Stock

As of December 31, 2017, the Company had 205,450,287 shares of common stock issued and outstanding.

During the twelve months ended December 31, 2017, the Company issued 68,931,488 shares of common stock as follows:

In the quarter ended March 31, 2017, the Company issued 13,500,000 shares of Common Stock for the conversion of $1,478 of notes payable and $750 in penalties.

In the quarter ended December 31, 2017, the Company issued 55,431,488 shares of Common Stock for the conversion of $1,563 of notes payable, $1,501 of accrued interest and $750 in penalties.

Reverse Stock Split

On August 4, 2017, the Board of Directors decided that it was in the best interest of the Company to approve a reverse split of the Company’s Common Stock at a specified ratio of up to 1:10,000 Further, the Company confirmed that at the effective time of the reverse stock split, all of the outstanding shares of our outstanding Common Stock were automatically converted into a smaller number of shares, at the reverse split ratio of up to 1:10,000, on the effective date.

However, due to the fact, that FINRA found our submission for the corporate action to complete the reverse split and name change to be deficient neither is effective as of filing of this Report.

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

Warrants Issued for Services

As of December 31, 2016, and 2017, warrants outstanding were 7,000,000 and 0, respectively. The Company issued 7,000,000 warrants in the twelve months ending December 31, 2016.

The following table summarizes the warrant activity for the years ended December 31, 2016 and 2017:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2015	2,307	$259
Granted	7,000,000	$700
Exercised	-	-
Expired/Cancelled	(2,307)	(259)
Balance, December 31, 2016	7,000,000	$700
Granted	-	-
Exercised	-	-
Expired/Cancelled	(7,000,000)	(700)
Balance, December 31, 2017	-	$-
Exercisable at December 31, 2017	-	$-

The weighted average exercise price and remaining weighted average life of the warrants outstanding at December 31, 2016 was $259 and .003 years, respectively.

NOTE 11. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2017, the Company has operating loss carry forwards of approximately $3,767,971 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit at December 31, 2017 and 2016 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended December 31, 2016 and 2017:

	Years Ended December 31,
	2016	2017
Tax benefit at the federal statutory rate	$4,175,719	8,326,924

Non deductible costs	(2,025,027)	(7,967,019)
Increase in valuation allowance	(2,150,692)	(359,905)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability at December 31, 2016 and 2017 are as follows:

	December 31,
	2016	2017
Deferred tax assets	$958,885	1,318,790

Valuation allowance	(958,885)	(1,318,790)
	$-	-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2017, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $9,700,536. These losses expire in varying amounts between December 31, 2023 and December 31, 2037

NOTE 12. SUBSEQUENT EVENTS

Subsequent to our year ended December 31, 2017, and to the date of filing of this Report, the Company issued the following additional shares of common stock in connection with the convertible notes:

On January 18, 2018, the Company issued 20,300,000 common shares for the conversion of $670 of convertible debt.

In February 2018, the Company issued 18,375,000 common shares for the conversion of $918.75 of convertible debt.and accrued interest

In March 2018, the Company issued 149,350,000 common shares for the conversion of $4,739.50 of convertible debt and accrued interest.

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

Management conducted an evaluation of the effectiveness, as of December 31, 2017 of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Board Meetings

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2017. Such actions by the written consent of all directors are, according to Florida corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings for the period served.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2017, all of our executive officers, directors and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2016 and 2017, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation paid during the years ended December 31, 2017 and 2016 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Steven Frye [1]	2016	$-	$-	$-	$--	$-
Former CEO, CFO, President, and Director

Sarah Myers [2]	2016	$-	$-	$-	$-	$-
Former President, COO, Treasurer, Secretary, and Director

Charles Rimlinger [3]	2016	$-	$-	$-	$-	$-
Former Chief Executive Officer and Director

Stephen Antol [4]	2016	$35,000	$-	$-	$5,000,000	$5,035,000
Former Chief Financial Officer

Dr. James Ricketts [5]	2016	$35,000	$-	$-	$5,000,000	$5,035,000
Former Chairman, Vice President of Investor Relations

Brenton Mix	2017	$107,500	$-	$-	$-	$107,500
President, CEO, Director

Richard Phillips	2017	24,000	-	$-	$-	$24,000
Secretary, Treasurer, and Director
__________

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

Compensation of Directors

During the fiscal years ended December 31, 2016 and 2017, respectively, except as set forth above, Steven Frye, Sarah Myers, Charles Rimlinger, Dr. James Ricketts, Brenton Mix nor Richard Phillips did not receive separate compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on October 16, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2017, 205,450,787 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership [1]
Brenton Mix	0	0.00%
Richard Phillips	0	0.00%
Eilers Law Group P.A., William Robinson Eilers, Esq., as Trustee [1]	0	0.00%
All executive officers and directors as a group (three persons)	0	0.00%

________________

1 Mr. William Robinson Eliers, Esq., principal of Eilers Law Group P.A. is a Trustee of a Voting Trust established on March 14, 2017, between the Company and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC (each a “Stockholder”, and collectively referred to as the “Stockholders”) and Eilers Law Group, PA (the “Voting Trustee”), upon the execution of the Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the parties agreed to deposit certain securities of the Company, in the form and common stock, preferred stock convertible into common stock, and warrants for the issuance of Series B preferred stock convertible into common stock of the Company, under certain terms and conditions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 was the Company's independent registered public accounting firm during the year ending December 31, 2015 and until their resignation on November 23, 2016. Effective on January 30, 2017, the Board of Directors of the Company engaged D’Arelli Pruzansky, P.A. (“DP”) to serve as its independent registered accounting firm. D’Arelli Pruzansky, PA resigned on May 11, 2017 and Anton & Chia LLP was immediately re-engaged.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $100,000 for the year ended December 31, 2016 and $120,000 for the fiscal year ended December 31, 2017.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017 and $0 expenses for year ended December 31, 2016.

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
3.10

Material Modification to Rights of Securities Holders in the form of a pre-approved 1:10,000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K filed January 3, 2018)

3.11

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 14-C filed August 29, 2017).

4.01	Engagement of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on May 17, 2017).
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company’s 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.30	Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
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

25

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

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elite Data Services, Inc.

Dated: May 21, 2018	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director	5/21/18
Brenton Mix	(Principal Executive Officer)

/s/ Richard Phillips	Secretary, Treasurer and Director	5/21/18
Richard Phillips

27