Form 10-Q
period 2018-03-31
Elite Data Services, Inc.
filed 2018-05-25
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 18, 2018, the Company had 393,475,287 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	14,445	15,776
Total Assets	14,445	15,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,182,668	$1,963,632
Derivative instrument liability	3,943,482	28,070,530
Note payable	50,000	50,000
Convertible notes payable, net of discounts of $0 and $6,486, respectively	5,522,895	5,521,806
Total Liabilities	11,699,045	35,605,968
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 393,475,287 and 205,450,287, respectively	39,348	20,545
Subscription stock not issued	75,000	75,000
Additional paid in capital	17,978,272	17,990,747
Deficit accumulated	(29,777,330)	(53,676,594)
Total Stockholders’ Deficit	(11,684,600)	(35,590,192)
Total Liabilities and Stockholders’ Deficit	$14,445	$15,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	80,000
Wages	41,750	11,250
General and administrative	6,435	17,937
Total Operating Expenses	78,185	109,187

LOSS FROM OPERATIONS	(78,185)	(109,187)

OTHER INCOME (EXPENSE):
Amortization debt discount	(41,780)	(1,118,668)
Derivative expense	24,162,342	(2,808,659)
(Loss) on derivative settlement	-	-
Gain on settlement of debt	-	6,000,000
Interest expense – related party	-	(15,293)
Interest expense – other	(141,782)	(148,835)
Total Other Income (Expense)	23,978,780	1,908,545

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	23,900,595	1,799,358

Non-controlling interest	(1,331)	(1,264)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	23,899,264	1,798,094
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$23,899,264	$1,798,094

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$0.09	$0.01

Weighted Average Common Shares Outstanding:
Basic and diluted	274,325,009	136,518,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net gain (loss)	$23,900,595	$1,799,358
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	(6,000,000)
Stock issued for accrued interest	931	281
Cancellation preferred shares	-	100
Accounts payable to notes payable	-	120.000
Derivative expenses	(24,162,342)	2,808,659
Amortization debt discount	41,780	1,118,668
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	219,036	153,014
Net cash used in operating activities	-	(201)

NET DECREASE IN CASH	-	(201)
CASH BEGINNING OF PERIOD	-	540
CASH END OF PERIOD	$-	$239
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on May 21, 2018.

Going Concern

Since inception, the Company has a cumulative net loss of $29,777,330. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the three months ended March 31, 2018 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2017 to the period ended March 31, 2018. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2018, the Company incurred no development costs. As of March 31, 2018, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2018 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2018 and December 31, 2017.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2018, the Company had no cash equivalents.

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

The principal amount due on the Myers Note at March 31, 2018 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of March 31, 2018 was $78,835

This note ceased to be from a related party with the resignation of Ms Myers in the first quarter of 2017.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the Elite Data Services, Inc. (the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Sixty-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers, no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

The principal amount due on the Baker Myers Note at March 31, 2018 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Baker Myers Note as of March 31, 2018 was $123,833.

This note ceased to be from a related party with the resignation of Ms Myers in the first quarter of 2017.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of March 31, 2016, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $9,535 and the note discount was $30,603. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $28,490.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $7,152.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $4,008.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $47,391.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. The remaining balance on all notes at the time of this filing was $1,800,000 with accrued interest of $464,501

Birch Advisors, LLC

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

First Amendment to Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC ("Birch First Capital") and Birch First Advisors LLC ("Birch Advisors") executed the First Amendment to the Settlement Agreement (the "First Amendment"), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the "Original Amended Note") in the original amount of USD $300,000 (the "Original Amended Note Amount"), the convertible debenture (the "Original New Note") in the original amount of USD $300,000 (the "Original New Note Amount") and the original consulting agreement (the "Original Consulting Agreement") dated on or about July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No.1") in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year "cashless" stock purchase warrant (the "Warrant No.1") for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the "Amended and Restated Redeemable Note No. 2") in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the "Amended and Restated Consulting Agreement") on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year "cashless" stock purchase warrant (the "Warrant No.2") for the right to purchase up to 1,000,000 shares of common stock of the Company (the "Common Warrant Shares") each month a strike price of $0.001 per share (the "Exercise Price"), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the "Assigned Note") between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital Fund.

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $875.

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At March 31, 2018, the note balance and accrued interest was $50,000 and $13,360, respectively.

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

At March 31, 2018, the note balance and accrued interest was $27,500 and $6,883, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 o0f various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $569,280, respectively.

Oscaleta Partners LLC Note

In 2017, Oscaleta Partners LLC acquired $100,000 of an outstanding note. The Company agreed to a change in the note raising the interest rate to 18% per annum and changing the conversion rate to 50% of the lowest trading price in the prior 30 days. As of this filing there have been conversions of $1,805 of principle and $2,433 of interest. The outstanding principle and interest balances at March 31, 2018 were $98,195 and $21,604, respectively.

In 2018, the Company was advised that Tarpon Bay Partners LLC and Oscaleta Partners LLC had returned the notes to their original owners or sold a portion to existing note holders of the Company who are in good standing with regulatory agencies.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2018 were $40,000 and $4,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2018 were $40,000 and $4,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2018 were $40,000 and $4,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At March 31, 2018, the Note balance and accrued interest were $40,000 and $6,395, respectively.

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at March 31, 2018, was determined to be $3,943,482 with the following assumptions: (1) risk free interest rate of 1,63%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 734%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the three months ended March 31, 2018 of $24,056,531 and a corresponding decrease in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$28,070,530	$28,070,530

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,943,482	$3,943,482

As of March 31, 2018, the Company had a derivative liability amount of $3,943,482 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at March 31, 2018.

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

Issued and Outstanding

Preferred Stock

At March 31, 2018, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At March 31, 2018, the Company has 393,475,287 shares of common stock issued and outstanding.

During the three months ended March 31, 2018, the Company issued 188,025,000 shares of common stock for the conversion of $5,397 of debt and $931 of accrued interest.

Warrants Issued for Services

As of March 31, 2018, the Company had no outstanding warrant.

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

NOTE 11. SUBSEQUENT EVENT

Subsequent to our three months ended March 31, 2018 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

None.

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

Plan of Operations

Separately, the Company intends to expand its operations in 2018 increasing marketing of intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed 2018.

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

Going Concern

In their report for our 2017 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Results from Operations

Our operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Revenues	$-	$-
Operating and other expenses (income)	(23,900,595)	1,799,358
Net operating loss (income)	$23,900,595	$(1,799,358)

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are as follows:

	Three Months Ended March 31,
	2017	2017
Consulting services	$30,000	$80,000

Wages	41,750	11,250
General and administrative expenses	6,435	17,937
Total Operating Expenses	$78,185	$109,187

The decrease in operating expenses from 2017 to 2018 is primarily due to the Company’s changing business plan. The decrease of $31,002 is mainly comprised of a $50,000 consulting services from contractual services. The wage increase reflects new managements payroll that began with their agreements on January 10, 2017.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, the Company had cash on hand of $0 and $0, respectively. The Company had decreased cash flow of $0 for three months ended March 31, 2018 resulted primarily from the operations of the Company’s activities in general operations.

As of March 31, 2018, we had cash of $0 and our working capital deficit was $35,590,192. As of March 31, 2018, we generated revenues of $0 and a net gain of $23,900,595 as compared to March 31, 2017 revenues of $0 and a net gain of $1,799,358. The net gain for the current period of measurement is mainly comprised of revaluation of derivatives. As of March 31, 2018, we have a cumulative net loss of $29,777,330. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$-	(201)

Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$-	(201)

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended March 31, 2018 is $0.

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

The Company and has a cumulative net loss of $29,777,330 at March 31, 2018. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended March 31, 2018, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.01	Engagement of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on May 17, 2017)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.30	Amendment to Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
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

32

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

34

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

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: May 21, 2018	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

36