Form 10-Q
period 2018-06-30
Elite Data Services, Inc.
filed 2018-08-27
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2018

Commission File Number: 50-11050

ELITE DATA SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th St #2800

Denver, CO 80202

(Address of principal executive offices)

(702) 240-9378

(Issuer's telephone number)

720 S. Colorado Blvd., PH North

Denver, CO 80246

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 20, 2018, the Company had 393,475,287 shares of common stock of the registrant outstanding.

ELITE DATA SERVICES, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	14,721	15,776
Total Assets	14,721	15,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,523,835	$1,963,632
Derivative instrument liability	8,482,533	28,070,530
Convertible notes payable, net of discounts of $0 and $6,486, respectively	5,572,895	5,571,806
Total Liabilities	16,579,263	35,605,968
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 393,475,287 and 205,450,287, respectively	39,347	20,545
Subscription stock not issued	75,000	75,000
Additional paid in capital	17,978,273	17,990,747
Deficit accumulated	(34,657,272)	(53,676,594)
Total Stockholders’ Deficit	(16,564,542)	(35,590,192)
Total Liabilities and Stockholders’ Deficit	$14,721	$15,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2018	2017
REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	30,000
Accounting	105,463	21,000
Wages	65,000	38,750
General and administrative	(1,765)	6,320
Total Operating Expenses	198,698	96,070

LOSS FROM OPERATIONS	(198,698)	(96,070)

OTHER INCOME (EXPENSE):
Amortization debt discount	(17,135)	(425,808)
Derivative expense	(4,521,916)	3,073,163
(Loss) on derivative settlement	-	(6,623)
Gain on settlement of debt	-	-
Interest expense – related party	-	(11,237)
Interest expense – other	(142,469)	(128,813)
Total Other Income (Expense)	(4,681,520)	2,500,682

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,880,218)	2,404,612

Non-controlling interest	276	(1,475)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,879,942)	2,403,137
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(4,879,942)	$2,403,137

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(0.01)	$0.02

Weighted Average Common Shares Outstanding:
Basic and diluted	334,229,293	140,079,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	60,000	110,000
Accounting	105,463	35,558
Wages	106,750	50,000
General and administrative	4,670	9,699
Total Operating Expenses	276,883	205,257

LOSS FROM OPERATIONS	(276,883)	(205,257)

OTHER INCOME (EXPENSE):
Amortization debt discount	(58,915)	(1,544,476)
Derivative expense	19,534,615	264,504
Gain (Loss) on derivative settlement	105,811	(6,623)
Gain on settlement of debt	-	6,000,000
Interest expense – related party	-	(26,531)
Interest expense – other	(284,251)	(277,648)
Total Other Income (Expense)	19,297,260	4,409,226

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,020,377	4,203,969

Non-controlling interest	(1,055)	(2,739)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	19,019,322	4,201,230
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$19,019,322	$4,201,230

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$0.05	$0.03

Weighted Average Common Shares Outstanding:
Basic and diluted	393,475,287	138,308,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE DATA SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net gain (loss)	$19,020,377	$4,203,969
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	(6,000,000)
Stock issued for accrued interest and penalties	931	750
(Gain) loss on settlement of derivative	(105,811)	6,623
Accounts payable to notes payable	-	120.000
Derivative expenses	(19,534,615)	(264,504)
Amortization debt discount	58,915	1,544,476
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	560,203	388,146
Net cash used in operating activities	-	(540)

NET DECREASE IN CASH	-	(540)
CASH BEGINNING OF PERIOD	-	540
CASH END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$1,448

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

Going Concern

Since inception, the Company has a cumulative net loss of $34,657,272. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the six months ended June 30, 2018 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2017 to the period ended June 30, 2018. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended June 30, 2018, the Company incurred no development costs. As of June 30, 2018, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2018 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2018 and December 31, 2017.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At June 30, 2018, the Company had no cash equivalents.

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

The principal amount due on the Myers Note at June 30, 2018 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of June 30, 2018 was $82,572

Baker Myers Note and Share Cancellation and Exchange Agreement

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

The principal amount due on the Baker Myers Note at June 30, 2018 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Baker Myers Note as of June 30, 2018 was $131,333.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of June 30, 2016, the balances outstanding on the JSJ Note were principle of $79,310, accrued interest was $9,535 and the note discount was $30,603. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $30,833.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $7,786.

Adar Bays, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $4,229.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $51,443.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. The remaining balance on all notes at the time of this filing was $1,800,000 with accrued interest of $509,501.

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

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $1,750.

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At June 30, 2018, the note balance and accrued interest was $50,000 and $14,610, respectively.

This note was sold by Tarpon Bay Partners LLC in the second quarter 2018 to SeaCor Capital LLC.

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

At June 30, 2018, the note balance and accrued interest was $27,500 and $7,570, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 o0f various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $624,280, respectively.

Oscaleta Partners LLC Note

In 2017, Oscaleta Partners LLC acquired $100,000 of an outstanding note. The Company agreed to a change in the note raising the interest rate to 18% per annum and changing the conversion rate to 50% of the lowest trading price in the prior 30 days. As of this filing there have been conversions of $1,805 of principle and $2,433 of interest. The outstanding principle and interest balances at June 30, 2018 were $98,195 and $26,023, respectively.

In 2018, the Company was advised that Oscaleta Partners LLC had returned the notes to their original owners or sold a portion to existing note holders of the Company who are in good standing with regulatory agencies.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2018 were $40,000 and $5,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2018 were $40,000 and $5,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2018 were $40,000 and $5,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At June 30, 2018, the Note balance and accrued interest were $40,000 and $7,395, respectively.

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at June 30, 2018, was determined to be $8,482,533 with the following assumptions: (1) risk free interest rate of 1.77%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 348%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the six months ended June 30, 2018 of $19,534,615 and a corresponding decrease in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$28,070,530	$28,070,530

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$8,482,533	$8,482,533

As of June 30, 2018, the Company had a derivative liability amount of $8,482,533 which was classified as a Level 3 financial instrument.

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

Issued and Outstanding

Preferred Stock

At June 30, 2018, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At June 30, 2018, the Company has 393,475,287 shares of common stock issued and outstanding.

During the six months ended June 30, 2018, the Company issued 188,025,000 shares of common stock for the conversion of $5,397 of debt and $931 of accrued interest.

Warrants Issued for Services

As of June 30, 2018, the Company had no outstanding warrants.

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

NOTE 11. SUBSEQUENT EVENT

Subsequent to our six months ended June 30, 2018 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and six month periods ended June 30, 2018. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

WOD serves the fitness community by allowing coaches and trainers to focus on what’s important while athletes have access to the products they need to perform at their highest level. WOD aims to relieve gym owners and coaches of the burden of managing retail sales including upfront inventory purchases, ongoing inventory management, payments, marketing, etc. while also providing a service for members to have convenient access to products that help them perform better. WOD intends to forge a mutually beneficial relationship with each gym, customer and vendor to ensure the best possible experience. The ability to implement the phases of our business plan will be dependent on us obtaining the significant financing for these projects.

Requirements and Utilization of Funds

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve-month period beginning in the first quarter of 2018 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Results from Operations

Our operating results for the three months ended June 30, 2018 compared to the six months ended June 30, 2017 are as follows:

	Three Months Ended June 30,
	2018	2017
Revenues	$-	$-
Operating and other expenses (income)	4,880,218	(2,404,612)
Net operating loss (income)	$4,880,218	$(2,404,612)

Operating Expenses

Our operating expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 are as follows:

	Three Months Ended June 30,
	2018	2017
Consulting services	$30,000	$30,000
Accounting	105,463	21,000
Wages	65,000	38,750
General and administrative expenses	(1,765)	6,320
Total Operating Expenses	$198,698	$96,070

The increase in operating expenses from 2017 to 2018 is primarily due to the Company’s changing business plan. The increase of $102,628 is mainly comprised of an increase in wages $26,250 because of contractual increases and accounting fees of $84,463 from bringing the 10q’s current. The remainder was a reduction in general and administrative expense from credits received from a vendor.

Our operating results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Revenues	$-	$-
Operating and other expenses (income)	(19,020,377)	(4,203,969)
Net operating loss (income)	$(19,020,377)	$(4,203,969)

Operating Expenses

Our operating expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Consulting services	$60,000	$110,000
Accounting	105,463	35,558
Wages	106,750	50,000
General and administrative expenses	4,670	9,699
Total Operating Expenses	$276,883	$205,257

The increase in operating expenses from 2017 to 2018 is primarily due to the Company’s changing business plan. The increase of $71,626 is mainly comprised of a decrease of $50,000 consulting services and an increase in wages of $56,750 from contractual obligations. The accounting costs were from bringing the company current in its reporting offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, the Company had cash on hand of $0 and $0, respectively. The Company had no change in cash flow of $0 for six months ended June 30, 2018 resulted primarily from the operations of the Company’s activities in general operations.

As of June 30, 2018, we had cash of $0 and our working capital deficit was $35,590,192. As of March 31, 2018, we generated revenues of $0 and a net gain of $23,900,595 as compared to March 31, 2017 revenues of $0 and a net gain of $1,799,358. The net gain for the current period of measurement is mainly comprised of revaluation of derivatives. As of March 31, 2018, we have a cumulative net loss of $29,777,330. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$-	(201)

Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$-	(201)

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended June 30, 2018 is $0.

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

The Company and has a cumulative net loss of $34,657,272 at June 30, 2018. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

In connection with the preparation of our financial statements for the three and six months ended June 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended June 30, 2018, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The company has been notified of a summons from the Superior Court of Maricopa County, Arizona relating to a promissory note for $50,000 plus certain amounts of interest supposedly made to the Company in 2013. The Company finds no merit in the claim and expects to defend the suit vigorously.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2017, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended June 30, 2018:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit
3.2	Amended Note dated July 22, 2016 by and between Elite Data Services, Inc. and POM (incorporated by reference to the Company’s 8-K filed on July 28, 2016)
3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit A of the Company’s Definitive 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit B of the Company’s Definitive 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit C of the Company’s Definitive 14C filed on September 23, 2015)
4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)
10.01	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.20	Asset Purchase Agreement between Elite Data Services, Inc. and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)

33

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

10.42	Securities Purchase Agreement between Elite Data Services, Inc. and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between Elite Data Services, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44	Addendum #5 to the Revolving Line of Credit Agreement between Elite Data Services, Inc. and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company’s 10-Q filed on May 20, 2015.
10.45	12% Convertible Note between Elite Data Services, Inc. and JSJ Investments, Inc. dated June 11, 2015 (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.46	6% Convertible Redeemable Note dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.47	Securities Purchase Agreement dated June 11, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated June 15, 2015)
10.48	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated June 16, 2015 between Elite Data Services, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015

10.52	Equity Purchase Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.52

Separation and Settlement Agreement with Complete Release of all Claims dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

10.53	Registration Rights Agreement between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.53	Addendum 2 to the Promissory Note dated June 15, 2015 between Elite Data Services, Inc. and Steven Frye (incorporated by reference as Exhibit 10.53 to the Company’s 8-K/A filed July 6, 2015)
10.54	$50,000 Promissory Note between Elite Data Services, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended June 30, 2015)
10.55	12% Convertible Note between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between Elite Data Services, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
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

35

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
10.84

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K filed September 2, 2016)

10.85

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between Elite Data Services, Inc. and Charles Rimlinger (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.86

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between Elite Data Services, Inc. and Dr. James G. Ricketts (incorporated by reference to the Company’s 8-K dated January 12, 2017).

36

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

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2018 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

________________

** In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

*** In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELITE DATA SERVICES, INC.

Date: August 20, 2018	By:	/s/ Brenton Mix
Brenton Mix Chief Executive Officer Chief Financial Officer Director

38