Form 10-Q
period 2018-09-30
WOD Retail Solutions, Inc.
filed 2019-01-08
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2018

Commission File Number: 50-11050

WOD RETAIL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th St #2800

Denver, CO 80202

(Address of principal executive offices)

(702) 240-9378

(Issuer's telephone number)

ELITE DATA SERVICES, INC.

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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 4, 2019, the Company had 131,158 shares of common stock of the registrant outstanding.

WOD RETAIL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	17,951	15,776
Total Assets	17,951	15,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,806,604	$1,963,632
Derivative instrument liability	6,804,731	28,070,530
Convertible notes payable, net of discounts of $0 and $6,486, respectively	5,572,895	5,571,806
Total Liabilities	15,184,230	35,605,968
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 131,158 and 68,483, respectively	13	7
Subscription stock not issued	75,000	75,000
Additional paid in capital	18,017,607	18,011,285
Deficit accumulated	(33,259,009)	(53,676,594)
Total Stockholders’ Deficit	(15,166,279)	(35,590,192)
Total Liabilities and Stockholders’ Deficit	$17,951	$15,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	30,000
Accounting	44,037	19,000
Wages	65,000	39,750
General and administrative	1,950	2,249
Total Operating Expenses	140,987	90,999

LOSS FROM OPERATIONS	(140,987)	(90,999)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	(247,698)
Derivative income (expense)	1,677,802	(9,616,991)
(Loss) on derivative settlement	-	(6,623)
Gain on settlement of debt	-	-
Interest expense – related party	-	(11,237)
Interest expense – other	(141,782)	(128,813)
Total Other Income (Expense)	1,536,020	(10,004,739)

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,395,033	(10,095,738)

Non-controlling interest	3,321	(1,610)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES		(10,097,348)
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$1,398,354	$(10,097,348)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(10.66)	$(3,365.78)

Weighted Average Common Shares Outstanding:
Basic and diluted	131,158	50,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	90,000	140,000
Accounting	149,500	54,558
Wages	171,750	89,750
General and administrative	6,620	11,948
Total Operating Expenses	417,870	296,256

LOSS FROM OPERATIONS	(417,870)	(296,256)

OTHER INCOME (EXPENSE):
Amortization debt discount	(58,915)	(1,792,174)
Derivative income (expense)	21,212,417	(9,352,487)
Gain (Loss) on derivative settlement	105,811	(6,623)
Gain on settlement of debt	-	6,000,000
Interest expense – related party	-	(37,948)
Interest expense – other	(426,033)	(406,281)
Total Other Income (Expense)	20,833,280	(5,595,513)

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	20,415,410	(5,891,769)

Non-controlling interest	2,175	(4,349)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	20,417,585	(5,896,118)
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$19,999,715	$(5,896,118)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$169.40	$(124.34)

Weighted Average Common Shares Outstanding:
Basic and diluted	118,065	47,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net gain (loss)	$20,415,410	$(5,891,769)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	(6,000,000)
Stock issued for accrued interest and penalties	931	750
(Gain) loss on settlement of derivative	(105,811)	6,623
Accounts payable to notes payable	-	120,000
Derivative expenses	(21,212,417)	9,352,847
Amortization debt discount	58,915	1,792,174
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	842,972	619,205
Net cash used in operating activities	-	(530)

NET DECREASE IN CASH	-	(530)
CASH BEGINNING OF PERIOD	-	540
CASH END OF PERIOD	$-	$10
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$1,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

WOD Retail Solutions, Inc. F/K/A Elite Data Services, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns a 20% minority interest of WOD Market LLC, a Colorado limited liability company, a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company co-operates WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix, our Chief Executive Officer, and Taryn Watson, a related party.

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

In September 2018 the Company changed its name to WOD Retail Solutions, Inc. and completed a 1:3,000 reverse split.

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

Going Concern

Since inception, the Company has a cumulative net loss of $33,259,009 The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the Nine months ended September 30, 2018 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2017 to the period ended September 30, 2017. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to classification of interest expense. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended September 30, 2018, the Company incurred no development costs. As of September 30, 2018, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of September 30, 2018 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2018 and December 31, 2017.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At September 30, 2018, the Company had no cash equivalents.

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

Ninth Amendment to Line of Credit

On May 18, 2016, the Company and Myers executed the Ninth Amendment to the LOC Agreement (the "Ninth Amendment"), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of the Original Myers Agreements dated September 1, 2013, as amended, whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the "Amended and Restated Note") in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the "Effective Date"), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a "Maturity Date"), convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

The principal amount due on the Myers Note at September 30, 2018 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of September 30, 2018 was $86,310.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the WOD Retail Solutions, Inc.(the "Company") Company and Baker Myers and Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company) executed a Note and Share Cancellation and Exchange Agreement (the "Share Exchange Agreement"), with respect to that certain unsecured Promissory Note (the "Original Baker Myers Note") dated on or about January 13, 2013, in the original amount of $587,500 (the "Original Amount"), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys' fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the "Cancelled Amount") as of the date of execution (the "Effective Date"), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers's rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company's obligations thereunder, (B) the Shares (hereinafter also referred to as the "Cancelled Shares") in exchange for the issuance an Option Agreement (the "Option Agreement"), registered in the Baker Myers's name to purchase up to a certain number of membership interests (the "EDM Membership Interest") of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the "Option 1"), (B) the issuance by Company to Baker Myers of a three-year "cashless" common stock purchase warrant (the "Warrant No. BM-1") for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the "Preferred Warrant Shares"), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the "Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the "Redeemable Note") in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the "Effective Date"), due and payable by the Company in eight (8) separate equal quarterly payments of Ninety-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company ("Baker Myers," an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the "EDM"), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The Cancellation Transaction and Assignment resulted in Elite Data Marketing LLC, which was created in May of 2016 to hold the assets of www.classifiedride.com originally acquired by the Company from Baker Myers, no longer being a subsidiary of the Company, with no further operational effect or obligation to the Company.

The principal amount due on the Baker Myers Note at September 30, 2018 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Baker Myers Note as of September 30, 2018 was $138,833.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

JSJ Investments Inc.

On September 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $33,176.

LG Capital Funding, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261 of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $8,419.

Adar Bays, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $4,451.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is Nine (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $55,495.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. The remaining balance on all notes at the time of this filing was $1,800,000 with accrued interest of $554,501.

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

The parties agreed to amend certain parts of the New Note that would mutually benefit each party. As of December 31, 2015 the Consultant and the Company had not specified the terms of any such amendment, but, at the request of the Consultant, no shares have been issued pursuant to the New Note. Birch completed the services during the Nine months for the period ended December 31, 2015, and the parties have mutually agreed to not issue the shares payable at this time. The Note payable is accrued by quarter since it depends on the services being performed.

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

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At September 30, 2018, the note balance and accrued interest was $50,000 and $15,860, respectively.

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

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a Nine month convertible redeemable note (the "Note") in the principal amount of USD $27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

At September 30, 2018, the note balance and accrued interest was $27,500 and $8,258, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 of various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $679,280, respectively.

Oscaleta Partners LLC Note

In 2017, Oscaleta Partners LLC acquired $100,000 of an outstanding note. The Company agreed to a change in the note raising the interest rate to 18% per annum and changing the conversion rate to 50% of the lowest trading price in the prior 30 days. As of this filing there have been conversions of $1,805 of principle and $2,433 of interest. The outstanding principle and interest balances at September 30, 2018 were $98,195 and $30,442, respectively.

In 2018, the Company was advised that Oscaleta Partners LLC had returned the notes to their original owners or sold a portion to existing note holders of the Company who are in good standing with regulatory agencies.

JSM Capital Note

In 2017, JSM Capital acquired $500,000 of various notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $500,000 and $152,920, respectively.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2018 were $40,000 and $6,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2018 were $40,000 and $6,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2018 were $40,000 and $6,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At September 30, 2018, the Note balance and accrued interest were $40,000 and $8,395, respectively.

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at September 30, 2018, was determined to be $6,804,731 with the following assumptions: (1) risk free interest rate of 2.12%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 137%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the Nine months ended September 30, 2018 of $21,318,228 and a corresponding decrease in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$28,070,530	$28,070,530

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$6,804,731	$6,804,731

As of September 30, 2018, the Company had a derivative liability amount of $6,804,731 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at September 30, 2018.

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

Issued and Outstanding

Preferred Stock

At September 30, 2018, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At September 30, 2018, the Company has 131,858 shares of common stock issued and outstanding.

During the Nine months ended September 30, 2018, the Company issued 62,675 shares of common stock for the conversion of $5,397 of debt and $931 of accrued interest.

Warrants Issued for Services

As of September 30, 2018, the Company had no outstanding warrants.

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

On or about March 14, 2017, the Company and Richard Phillips, an individual (and, also the Secretary, Treasurer and Director of the Company) (“Phillips”) executed a Contractor Agreement (the "Phillips Agreement") to formalize the engagement Phillips (pursuant to his original appointment dated January 10, 2107 and further appointment on March 14, 2017) for his continued services to the Company and for such other services, as deemed necessary by the Board of Directors, from time to time, for a period of two (2) years from the date of execution, and renewal for three (3) successive one (1) year terms unless terminated early. The Company agreed to compensate Phillips in the form of (a) a total of $1,250 per month for the first Nine months of the first year, $2,500 per month for the second Nine months of the first year, $5,000 per month for the second year and for subsequent terms, payable in cash or converted into restricted common stock of the Company, at Phillips’s discretion, pursuant to the Company's Stock Option Plan then in effect, and (b) the right to participate in future stock options then in effect, including other terms and conditions set forth therein.

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

NOTE 11. SUBSEQUENT EVENT

Subsequent to our Nine months ended September 30, 2018 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and Nine month periods ended September 30, 2018. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

Separately, the Company intends to expand its operations in 2018 increasing marketing of intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed 2019.

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

Results from Operations

Our operating results for the three months ended September 30, 2018 compared to the Nine months ended September 30, 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
Revenues	$-	$-
Operating and other expenses (income)	(1,395,033)	10,095,738
Net operating loss (income)	$(1,395,033)	$10,095,738

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
Consulting services	$30,000	$30,000
Accounting	44,037	19,000
Wages	65,000	39,750
General and administrative expenses	1,950	2,249
Total Operating Expenses	$140,987	$90,999

The increase in operating expenses from 2017 to 2018 is primarily due to the Company’s changing business plan. The increase of $49,988 is mainly comprised of an increase in wages $25,250 because of contractual increases and accounting fees of $25,037 from bringing the 10q’s current. The remainder was a reduction in general and administrative expense from credits received from a vendor.

Our operating results for the Nine months ended September 30, 2018 compared to the Nine months ended September 30, 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Revenues	$-	$-
Operating and other expenses (income)	(20,415,410)	5,891,769
Net operating loss (income)	$(20,415,410)	$5,891,769

Operating Expenses

Our operating expenses for the Nine months ended September 30, 2018 compared to the Nine months ended September 30, 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Consulting services	$90,000	$140,000
Accounting	149,500	54,558
Wages	171,750	89,750
General and administrative expenses	6,620	11,948
Total Operating Expenses	$417,870	$296,256

The increase in operating expenses from 2017 to 2018 is primarily due to the Company’s changing business plan. The increase of $121,614 is mainly comprised of a decrease of $50,000 consulting services and an increase in wages of $82,000 from contractual obligations. The accounting costs were from bringing the company current in its reporting offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, the Company had cash on hand of $0 and $0, respectively. The Company had no change in cash flow of $0 for Nine months ended September 30, 2018 resulted primarily from the operations of the Company’s activities in general operations.

As of September 30, 2018, we had cash of $0 and our working capital deficit was $15,184,230. As of September 30, 2018, we generated revenues of $0 and a net gain of $20,415,410 as compared to September 30, 2018 revenues of $0 and a net loss of $5,891,769. The net gain for the current period of measurement is mainly comprised of revaluation of derivatives. As of September 30, 2018, we have a cumulative net loss of $33,259,009. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

	Nine Months Ended September 30,
	2018	2017
Cash Flows
Net cash used in operating activities	$-	(530)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$-	(530)

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended September 30, 2018 is $0.

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

The Company and has a cumulative net loss of $33,259,009 at September 30, 2018. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the Nine months ended September 30, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

In connection with the preparation of our financial statements for the three and Nine months ended September 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended September 30, 2018, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2017, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended September 30, 2018:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit
3.2	Amended Note dated July 22, 2016 by and between WOD Retail Solutions, Inc.and POM (incorporated by reference to the Company’s 8-K filed on July 28, 2016)
3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit A of the Company’s Definitive 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit B of the Company’s Definitive 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit C of the Company’s Definitive 14C filed on September 23, 2015)
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K Exhibit 103.84 filed September 2, 2016)

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)
10.01	Asset Purchase Agreement between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.30	Asset Purchase Agreement between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
10.33

Promissory Note in the principal amount of $13,500 between WOD Retail Solutions, Inc.and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2014)

10.36	Investor Relations Consulting Agreement between WOD Retail Solutions, Inc.and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)
10.38

Note Purchase Agreement between WOD Retail Solutions, Inc.and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K Exhibit 10.39 for the period ended December 31, 2014, filed April 15, 2015)

10.39

Convertible Promissory Note between WOD Retail Solutions, Inc.and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.40

Convertible Promissory Note between WOD Retail Solutions, Inc.and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.41

Addendum #1 to the Promissory Note between WOD Retail Solutions, Inc.and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.42	Securities Purchase Agreement between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between WOD Retail Solutions, Inc.and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between WOD Retail Solutions, Inc.and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.44 for the period ended March 31, 2015 as filed May 20, 2015)

10.45	12% Convertible Note between WOD Retail Solutions, Inc.and JSJ Investments, Inc. dated September 11, 2015 (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.46	6% Convertible Redeemable Note dated September 11, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.47	Securities Purchase Agreement dated September 11, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.48	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc.and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc.and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015
10.52	Equity Purchase Agreement between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)

10.53	Registration Rights Agreement between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended September 30, 2015)
10.55	12% Convertible Note between WOD Retail Solutions, Inc.and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between WOD Retail Solutions, Inc.and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.58	Amended and Restated Note dated July 21, 2015 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between WOD Retail Solutions, Inc.and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated September 15, 2015 between WOD Retail Solutions, Inc.and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

10.62	Addendum 2 to the Promissory Note dated September 15, 2015 between WOD Retail Solutions, Inc.and Steven Frye (incorporated by reference as Exhibit 10.53 to the Company’s 8-K/A filed July 6, 2015)
10.63

Amended Securities Purchase Agreement between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated September 30, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.64 for the quarter ended September 30, 2015 filed on August 19, 2015)

10.66

Strategic Vendor Placement Agreement by and between the Company and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.67

Consulting Contract between WOD Retail Solutions, Inc.and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.68

Second Amendment to Securities Purchase Agreement between WOD Retail Solutions, Inc.and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the period ended September 30, 2015 filed November 23, 2015)

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.70

Nineth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Sarah Myers, including the Amended and Restated Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.71

First Amendment Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016).

35

10.72

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Dr. James G. Ricketts, including the Subscription Agreement, Services Agreement and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.73

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Stephen Antol, including the Subscription Agreement, and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.74

Settlement Letter dated May 18, 2016 by and between WOD Retail Solutions, Inc.and JMS Law Group PLLC, including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.75

Third Amendment to the Securities Purchase Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc.and H Y H Investments, S.A., including the Joint Venture Agreement, and Amended and Restated Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.76	Assignment of Ownership Interest dated May 20, 2016 by and between WOD Retail Solutions, Inc.and Elite Data Marketing LLC (incorporated by reference to the Company’s 8-K filed May 24, 2016)
10.77

Definitive Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc.and Properties of Merit Inc., including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.78

Termination Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc.and Tarpon Bay Partners LLC, including the Amended Tarpon Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.79

Certificate of Designation of Series B Convertible Preferred Stock dated May 17, 2016 filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.80

Articles of Organization of Elite Gaming Ventures, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.81

Articles of Organization of Elite Data Marketing, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between WOD Retail Solutions, Inc.and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.83	Letter of Intent dated July 22, 2016 by and between WOD Retail Solutions, Inc.and WOD Market LLC (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.84	Definitive Agreement dated August 26, 2016 by and between WOD Retail Solutions, Inc.and WOD Market LLC (incorporated by reference to the Company’s 8-K filed September 2, 2016).
10.85

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Charles Rimlinger (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.86

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Dr. James G. Ricketts (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.87

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Stephen Antol (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.88	Board Member Services Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Brenton Mix (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.89	Board Member Services Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Richard Phillips (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.90	Amendment No. 1 to the Definitive Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc.and WOD Market LLC (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.91

Note Cancellation and Extinguishment Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc.and Baker & Myers & Associates LLC. (incorporated by reference to the Company’s 8-K dated March 20, 2017)

10.93

Amendment No. 2 to the Definitive Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc.and WOD Market LLC and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).

10.94	Joint Venture Agreement dated March 14, 2017 by and between Elite Data Services, Inc., and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.95	Contractor Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc.and Brenton Mix (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.96	Contractor Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc.and Richard Phillips (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.97

Voting Trust Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc.and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC, and Eilers Law Group, PA (incorporated by reference to the Company’s 8-K dated March 20, 2017).

10.98

Def 14C Information Statement changing the name of the corporation, increasing the authorized common and preferred shares and the pre-approval of up 1:10,000 reverse split. (incorporated by reference to the Company’s Definitive 14C filing dated August 29, 2017).

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2018 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**

Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

**	In accordance with SEC Release 33-8238, Exhibits 31.1, 31.2 and 32.1 are being furnished and not filed.
***	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOD RETAIL SOLUTIONS, INC.

Date: January 4, 2019	By:	/s/ Brenton Mix
Brenton Mix Chief Executive Officer Chief Financial Officer Director

