Form 10-K
period 2018-12-31
WOD Retail Solutions, Inc.
filed 2019-05-31
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 16, 2019, the Company had 132,219 shares of common stock of the registrant outstanding with an aggregate value of $13,221

WOD RETAIL SOLUTIONS, INC.

Annual Report on Form 10-K for the year ended December 31, 2018

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

PART I

ITEM 1. BUSINESS

Corporate Background

WOD Retail Solutions, Inc. formerly Elite Data Services, Inc., (“WODI”) (the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammathetics Corp. On November 4, 2013, the Board of Directors approved the proposal to change the name of the company from Dynamic Energy Alliance Corporation to Elite Data Services, Inc In September 2018 its name was changed to WOD Retail Solutions, Inc..

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

ITEM 2. PROPERTIES

The Company’s office address is located at 600 17th St #2800, Denver, CO 80202.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over-the-Counter (OTC) OTCBB and OTCQB markets under the symbol “WODI”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the Over-the-Counter market reflecting a 1:3,000 reverse split.

Quarterly period	High	Low
Fiscal year ended December 31, 2018:
First Quarter	$5.30	$0.30
Second Quarter	$2.42	$0.30
Third Quarter	$1.82	$0.25
Fourth Quarter	$0.55	$0.10

Fiscal year ended December 31, 2017:
First Quarter	$12.00	$1.50
Second Quarter	$4.20	$1.50
Third Quarter	$3.00	$0.90
Fourth Quarter	$2.40	$0.30

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

As of March 31, 2018, there are approximately 396 shareholders of record, including beneficial holders of the Company’s stock, with 132,219 shares outstanding of common stock.

In September 2018 the Company completed a 1:3,000 reverse split.

Our transfer agent is Manhattan Transfer Registrar Company. Their mailing address is 38B Sheep Pasture Rd, Port Jefferson, NY 11777.

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

Recent Sales of Unregistered Securities

The Company issued the following additional shares of common stock in connection with the convertible notes for the year ended December 31, 2018:

In the quarter ended March 31, 2018, the Company issued 63,353 common shares (as adjusted) for the conversion of $6,328 of convertible debt and $931 of accrued interest.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

During the period ending December 31, 2018, the Company, serves the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

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

Plan of Operations

The Company’s current plan of operations for the twelve months ending December 31, 2018 involved the continued development and growth of fitness equipment to fitness centers and gyms.

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

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending December 31, 2018.

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

Results from Operations – For the year ended December 31, 2018 as compared to December 31, 2017.

Operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,
	2018	2017
Revenue	$-	$-
Operating expenses	523,935	541,770
Other (expense)	24,320,920	(17,949,531)
Net operating gain (loss)	$23,796,985	$(18,491,301)

Our net operating loss decreased $42,288,286 for our year ended December 31, 2018 from our year ended December 31, 2017. During the year ended December 31, 2018, our operating expenses decreased $17,835 from the year ended December 31, 2017. The decrease in expenses was mainly comprised of decreases in consulting expenses of $50,000 and a decrease in professional fees of $46,610 and our wages increased because of a full year contract and its increase of $105,250. Our other expense decreased $42,270,451 in the current year of measurement from the prior year of measurement. This increase was due to an decrease derivative related gains of $45,319,447 and a decrease in of non-recurring gains and debt discounts plus a deminimis decrease in interest expense and a gain on forgiveness of debt of $535,333.

The gain on derivative instruments incurred in the current year of measurement is associated with twelve convertible notes. The changes in derivative financial instruments are non-cash items and arise from adjustments to record the derivative financial instruments at fair values in accordance with pronounced accounting standards. These changes are attributable mainly to adjustments to record the initial fair value and the subsequent change in fair value for the embedded conversion feature of derivative financial instruments and changes in the market price of our common stock, which is a component of the calculation model. The Black-Scholes option pricing model to estimate the fair value of the derivative financial instruments.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $0 and our working capital deficit was $11,686,879. In 2017, we generated revenues of $0 and a net gain of $23,792,647 from operations and a gain of $4,338 from non-controlling interest in the WOD joint venture making the net gain $23,796,985 as compared to 2017 revenues of $0 and a net loss of $18,495.25. The net gain for the current period of measurement is mainly comprised of non-cash expenses related to derivative valuations, wages, professional fees, interest expense and a gain on debt settlement totaling $24,316,582. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending December 31, 2019 on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending December 31, 2017and 2018, the Company’s management and/or shareholders’ entered into a series of convertible note transactions or accounts payable totaling $10,000 and 0, respectively.

Recent Funding Facilities

On August 26, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with WOD Market LLC (“WOD”) for the acquisition of WOD in a series of closings, which included certain advances from WOD and a separate third party to the Company totaling Forty Thousand Dollars (USD $40,000.00), represented by two (2) separate promissory notes (the “WOD Notes”) to finance certain expenses related to the WOD acquisition. The principal balance at December 31, 2018 was $40,000 with accrued interest of $9,395.

On May 20, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with Properties of Merit Inc. (“POM”) for the acquisition of POM in a series of closings, which included certain advances from POM to the Company totaling Seventeen Thousand Five Hundred Dollars (USD $17,500.00), represented by a promissory note (the “Original Note”) to finance certain expenses related to the POM acquisition. On or about July 22, 2016, the Company terminated the Definitive Agreement with POM in the form of an executed termination agreement (the “Termination Agreement”), which included the execution of an amended convertible redeemable note for $17,500 (the “Amended Note”), on even date therewith, which replaced the Original Note set forth in the Definitive Agreement. This debt was acquired by Birch First advisors in 2018. The principal balance at December 31, 2018 was $17,500 with accrued interest of $4,579.

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging . Pursuant to ASC 815, “ Derivatives and Hedging ”. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principle into shares of the Company’s common stock, The principal balance at December 31, 2018 was $78,097 with accrued interest of $35,519.

On June 16, 2015 (“Effective Date”), we entered into a securities purchase agreement with LG Capital Funding, LLC, (“LG Capital”) pursuant to which LG Capital agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by LG Capital. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 with accrued interest of $9,053.

We entered into a securities purchase agreement dated as of June 16, 2015 (“Effective Date”) with Adar Bays, LLC, pursuant to which Adar agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by Adar. At the time of the filing of this Report, Adar has converted a total of $37,713 principal into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $4,673.

On July 14, 2015, (“Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 in our Company in exchange for a convertible promissory note that bears interest at 12% per annum. The Company netted cash proceeds of $135,000 after brokerage and legal fees additionally issuing EMA 100,000 shares of Common Stock of the Company as a loan fee. Six months after the effective date of the note, EMA can convert any unpaid balance of the note into common stock at either the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date or 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. The note became convertible on January 14, 2016. At the time of the filing of this Report, EMA has converted a total of $18,522 of principal into shares of the Company’s common stock, resulting in a principal balance remaining of $135,076 and accrued interest of $59,547.

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

The principal value of this note at December 31, 2018 was $50,000 with accrued interest of $17,110. This note was purchased by SeaCor Capital LLC in 2018.

Certain notes were transacted between their owners causing the changes in ownership in the table below. The Company, issued no new notes for cash but did issue notes to prior officers for $120,000 in settlement of their accounts payable. in 2017.

The table below shows the notes payable categorized by their remaining term at the years ending December 31, 2017 and 2018.

Holder	Short Term 2018	Short Term 2017	Remarks
Note 7	50,000	50,000

Note 5	149,500	149,500

Note 1	$300,000	300,000
Note 2	$1,400,000	1,400,000

Note 6	27,500	27,500
Note 8	17,500	17,500
Note 9	78,098	78,097
Note 10	42,239	42,239
Note 11	14,787	14,787
Note 12	135,076	139,839
Note 13	40,000	40,000
Note 14	40,000	40,000
Note 15	40,000	40,000
Note 16	40,000	40,000
Note 17	98,195	98,830
Note 18	2,200,000	2,200,000
Note 19	500,000	500,000
Total	5,572,895	5,578,292

Cash Flow

Cash Flows

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$-	$(540)

Net cash provided by financing activities	-	-
Net increase (decrease) in cash	$-	$(540)

Cash used in operating activities for year ended December 31, 2018 and 2017 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

Management believes that we may generate some revenues within the next 12 months of 2019, but that these revenues will not satisfy our cash requirements to implement our current business plan for the funding of the WOD joint venture, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of December 31, 2018 other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $29,879,609 at December 31, 2018. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018, describes our significant accounting policies which are reviewed by management on a regular basis.

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

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of WOD Retail Solutions, Inc. (the “Company”) as of December 31, 2018, the related statements of loss, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related consolidated notes to the financial statements (collectively, the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Raul Carrega
We have served as the Company’s auditor since 2018.
Newport Beach, California April 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Elite Data Services, Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Elite Data Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related statements of loss, stockholders’ deficit and cash flows for the year ended December 31, 2017, and the related consolidated notes to the financial statements (collectively, the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP
We have served as the Company’s auditor since 2017.
Newport Beach, California May 21, 2018

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSET:
WOD membership	20,114	15,776
Total Assets	$20,114	$15,776

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank indebtedness	$-	$20
Accounts payable and accrued liabilities	2,919,117	1,963,612
Derivative instrument liability	3,714,980	28,070,530
Note payable	50,000	50,000
Convertible notes payable, net of discounts of $0 and $6,486	5,122,895	5,521,806
Total Current Liabilities	11,806,992	35,605,968

LONG TERM DEBT:
Total Liabilities	11,806,992	35,605,968

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 totally authorized in 2017 with 250,000,000 shares designated as Series B; issued and outstanding 1,100,000 and 2,100,000, respectively	110	110
Common stock, $0.0001 par value; 10,000,000,000 and 500,000,000 shares authorized; issued and outstanding 132,219 and 205,450,287, respectively	13	20,545
Additional paid-in capital	18,017,607	17,990,747
Subscription stock not issued	75,000	75,000
Accumulated deficit	(29,879,608)	(53,676,594)
Total Stockholders’ Deficit	(11,786,878)	(35,590,192)
Total Liabilities and Stockholders’ Deficit	$20,114	$15,776

The accompanying notes are an integral part of these consolidated financial statements.

WOD RETAIL SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	120,000	170,000
Asset impairment	-	-
Investor relations services	-	-
Wages	236,750	131,500
Professional fees	166,800	213,410
General and administrative	385	26,860
Total Operating Expenses	523,935	541,770

LOSS FROM OPERATIONS	(523,935)	(541,770)

OTHER INCOME (EXPENSE):
Derivative income (expense)	24,349,064	(20,970,383)
Gain (loss) on settlement of debt	535,333	(6,000,000)
Debt discount expense	-	(2,392,528)
Gain (loss) on equity method investment	4,338	(4,224)
Interest expense – other	(567,815)	(586,620)
Total Other Income (Expense)	24,320,920	(17,953,755)

NET LOSS	23,796,985	(18,495,525)
PROVISION FOR INCOME TAX	-	-

NET LOSS	$23,796,985	$(18,495,525)

Basic and Diluted Per Share Data:
Net Loss Per Share – Basic and Diluted	$1.96	$(3.72)

Weighted Average Common Shares Outstanding:
Basic and diluted	121,365	49,653

The accompanying notes are an integral part of these consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2016	2,100,000	$210	136,518,799	$13,651	$75,000	$22,783,785	$(35,181,068)	$(12,308,422)
Issuance of common stock for conversion of debt			68,931,488	6,894		6,862		13,756
Gain on debt restructuring						200,000		200,000
Return of preferred shares	(1,000,000)	(100)				(4,999,900)		(5,000,000)
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(18,495,525)	(18,495,525)
Balance, December 31, 2017	1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,593)	$(35,590,191)
Issuance of common stock for conversion of debt			190,058,333	19,006		(12,678)		6,328
Return of shares from reverse split			(395,376,401)	(39,538)		39,538		-
Net gains for the year ended December 31, 2018	-	-	-	-	-	-	23,796,985	23,796,985
Balance, December 31, 2018	1,100,000	$110	132,219	$13	$75,000	$18,017,607	$(29,879,608)	$(11,786,878)

The accompanying notes are an integral part of these consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net gain (loss)	$23,796,985	$(18,495,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	535,333	(6,000,000)
Stock issued for accrued interest and penalties	931	3,001
(Gain) loss on derivative instruments	(24,407,997)	20,970,383
(Gain) loss on equity method investment	(4,338)	4,224
Accounts payable to notes payable	-	120,000
Amortization of debt discount	58,915	2,392,528
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,090,819	1,004,849
Net cash used in operating activities	-	(540)

FINANCING ACTIVITIES:
Net proceeds from convertible promissory notes	-	-
Payments to related party	-	-
Proceeds from related parties	-	-
Net cash received from financing activities	-	-

NET DECREASE IN CASH	-	(540)
CASH BEGINNING OF YEAR	-	540
CASH END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$7,259	$13,756
Issuance of common stock for fees	$-	-
Issuance of preferred stock for acquisition	$-	$500,000
Non-cash debt extinguishment related parties	$-	$(200,000)

The accompanying notes are an integral part of these consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

WOD Retail Solutions, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns a 20% minority interest of WOD Market LLC, a Colorado limited liability company, a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company co-operates WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix, our Chief Executive Officer, and Taryn Watson, a related party.

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

Going Concern

Since inception, the Company has an accumulated deficit of $30,407,626. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended December 31, 2018 to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dynamic Energy Development Corporation (DEDC), which is inactive and Transformation Consulting (TC), which is also inactive. All significant inter-company accounts have been eliminated in consolidation. Neither had any operations for the year ended December 31, 2017 or 2018. The 20% WOD investment is recorded as an equity investment.

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

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At December 31, 2017 and 2018, the Company had $0 and $0 in cash and no other cash equivalents, respectively.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at December 31, 2018.

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

The Company does not have any unrecognized tax benefits as of December 31, 2018 and 2017 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2018 and 2017.

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

Recently and Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2016 and 2015 was $149,500 and $136,960, respectively, represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on May 18, 2017. The accrued interest under the Myers – LOC as of December 31, 2018 and 2017 was $90,047 and $75,097, respectively. At December 31, 2017. Ms. Myers is no longer a related party

Sixth Amendment to Line of Credit

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

Baker Myers – Asset Purchase and Convertible Note – ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At December 31, 2018, the note balance and accrued interest was $300,000 and $146,333, respectively.

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

NOTE 6. PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At December 31, 2018, the principal balance of the note and accrued interest was $50,000 and $17,110, respectively. This note was purchased by SeaCor Capital LLC in 2018.

Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JMS a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. At December 31, 2018, the principal balance of the note and accrued interest were $27,500 and $8,945, respectively.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement. The POM note was assigned to Birch First Advisors LLC in 2017. At December 31, 2018, the principal balance of the note and accrued interest were $ 17,500 and $4,579, respectively.

Adar Bays LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. On December 22, 2016, the Company issued 538,793 shares of common stock to Adar in satisfaction of $5,000.00 principal amounts of convertible notes payable. As of December 31, 2015, the balances outstanding on the Adar Note were principal of $47,500, accrued interest was $1,709 and the loan discount balance was $46,637. At December 31, 2016, Adar has converted a total of $37,713 principal into shares of the Company’s common stock. The principal balance of the note and accrued interest were $14,787 and $4,673, respectively.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At December 31, 2017, EMA has converted a total of $21,423 of principal into shares of the Company’s common stock. The principal balance of the note and accrued interest were $135,077 and $59,547, respectively.

Birch First Capital Fund, LLC

On August 16, 2013, Birch First Capital Fund, LLC, a Delaware limited liability company, and/or Birch First Capital Management, LLC, as its manager (collectively, Birch First Capital ) filed a complaint against the Company in the 15th Judicial Circuit of Florida (2013 CA 012838) alleging breach of contract under a Line of Credit Agreement ( LOC ) totaling $151,000. On November 18, 2013, Birch First brought a lawsuit in the 15th Judicial Circuit of Florida against Mr. Charles Cronin and Dr. Earl Beaver (former officers and directors of the Company), naming the Company as a nominal defendant. A motion to dismiss was filed by the Company concerning the derivative lawsuit.

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

First Amendment to the Settlement Agreement

On May 18, 2016, the Company and Birch First Capital Fund LLC ( Birch First Capital ) and Birch First Advisors LLC ( Birch Advisors ) executed the First Amendment to the Settlement Agreement (the First Amendment ), pursuant to which the parties mutually agreed to amend and restate the amended and restated convertible debenture (the Original Amended Note ) in the original amount of USD $300,000 (the Original Amended Note Amount ), the convertible debenture (the Original New Note ) in the original amount of USD $300,000 (the Original New Note Amount ) and the original consulting agreement (the Original Consulting Agreement ) dated on or about

July 23, 2015, to reflect the following: (a) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No.1”) in the principal amount of USD $400,000, at a rate of ten percent (10%) per annum with interest commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein, (b) the issuance by Company to Birch First Capital a three-year “cashless” stock purchase warrant (the “Warrant No.1”) for the right to purchase a total of 4,000,000 shares of Series B preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, on the terms and conditions set forth therein, (c) the execution of an Amended and Restated Convertible Redeemable Note (the “Amended and Restated Redeemable Note No. 2”) in the principal amount of USD $300,000, at a rate of ten percent (10%) per annum commencing on July 23, 2015, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein, (d) the execution of an Amended and Restated Consulting Agreement (the “Amended and Restated Consulting Agreement”) on the terms and conditions set forth therein, including, but not limited to, for a period of twenty-four (24) months, with consideration payable to Birch Advisors and/or its assigns in cash in the amount of Ten Thousand Dollars ($10,000.00) per month, including, any and all payments set forth Amended and Restated Redeemable Note No.2, and the issuance by the Company to Birch First Advisors and/or assigns a three-year “cashless” stock purchase warrant (the “Warrant No.2”) for the right to purchase up to 1,000,000 shares of common stock of the Company (the “Common Warrant Shares”) each month a strike price of $0.001 per share (the “Exercise Price”), and (e) the acceptance by the Company of the execution of the Assignment of Amended and Restated Redeemable Note No.2 (hereinafter referred to as the “Assigned Note”) between Birch Advisors and Birch First Capital, in which Birch Advisors agreed to assign the ownership interest of Assigned Note to Birch First Capital, on the terms and conditions set forth therein, of which the Company was not a party, however, provided consent at the request of Birch Advisors and Birch First Capital. In addition, each of the agreements contains customary representations and warranties provisions.

During 2017 several assignments and one in 2018 were made in addition a note of $400,000 plus accrued interest of $135,333 were forgiven for no consideration by the company so that at December 31, 2018, the principal balance of the notes and accrued interest were $1,498,195 and $501,377, respectively.

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principal into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of December 31, 2018, the balances outstanding on the JSJ Note were principal of $78,097, accrued interest was $35,519.

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of September 30, 2017. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $9,053.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2018 were $40,000 and $7,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2018 were $40,000 and $7,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2018 were $40,000 and $7,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At December 31, 2018, the Note balance and accrued interest were $40,000 and $9,395, respectively.

JSM Law Group Note

In 2017, $500,000 of the outstanding HYHI Note and its accrued interest was assigned to JSM Law Group. The note holds the same components from the amended note with 10% interest and conversion rights at 50% of the five day average closing price prior to conversion. The note will be due April 1, 2018. The principal and accrued interest balance at December 31, 2018 was $500,000 and $165,420, respectively.

The components of the convertible notes payable discussed in Note 6 at December 31, 2018 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion convertible notes	$5,172,895	-	$5,172,895
	$5,172,895	$-	$5,172,895

NOTE 7. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2018, was determined to be $3,714,980 with the following assumptions: (1) risk free interest rate of 2.44%, (2) remaining contractual life of 0.01, (3) expected stock price volatility of 136%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the year ended December 31, 2018, of $24,349,064 and a corresponding decrease in the derivative instruments liability.

	Derivative Liability as of	Derivative Liability as of	Gain for the year ended
	December 31, 2018	December 31, 2017	December 31, 2018

Notes	$3,714,980	$28,070,530	$24,355,550
Amount allocated to note discounts at inception			-
Gain for year ended December 31, 2018			$24,355,550

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$28,070,530	$28,070,530

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,714,980	$3,714,980

As of December 31, 2018, the Company had a derivative liability amount of $3,714,980 which was classified as a Level 3 financial instrument.

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

In September 2018, the Company completed a reverse split of outstanding common shares of 1:3,000.

Issued and Outstanding

Preferred Stock

At December 31, 2018 and 2017, there were 1,100,000 and 1,100,000 shares of preferred stock Series B outstanding, respectively.

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

Common Stock

In the year ended December 31, 2018, the Company issued 63,503 shares of Common Stock for the conversion of $6,328 of notes payable, $931 of accrued interest.

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

This contemplated reverse stock split was effectuated in September 2018 at 1:3,000.

Warrants Issued for Services

As of December 31, 2016, and 2017, warrants outstanding were 7,000,000 and 0, respectively. The Company issued 7,000,000 warrants in the twelve months ending December 31, 2016.

The following table summarizes the warrant activity for the years ended December 31, 2016 and 2017:

	Warrants Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2015	2,307	$259
Granted	7,000,000	$700
Exercised	-	-
Expired/Cancelled	(2,307)	(259)
Balance, December 31, 2016	7,000,000	$700
Granted	-	-
Exercised	-	-
Expired/Cancelled	(7,000,000)	(700)
Balance, December 31, 2017	-	$-
Exercisable at December 31, 2018	-	$-

NOTE 11. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2018, the Company has operating loss carry forwards of approximately $10,784,971 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit at December 31, 2017 and 2018 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Tax benefit at the federal statutory rate	$8,783,341	8,326,924

Non deductible costs	(8,326,924)	(7,967,019)
Increase in valuation allowance	(456,417)	(359,905)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets	$1,585,300	1,318,790

Valuation allowance	(1,585,300)	(1,318,790)
	$-	-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2018, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $10,156,953. These losses expire in varying amounts between December 31, 2023 and December 31, 2038

NOTE 12. SUBSEQUENT EVENTS

None.

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

Name	Age	Position
Brenton Mix	46	Chief Executive Officer, Chief Financial Officer, and Director
Richard Phillips	66	Secretary, Treasurer, and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2018, all of our executive officers, directors and the holders of 10% or more of our Common Stock had not complied with all Section 16(a) filing requirements.

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

The following table shows the compensation paid during the years ended December 31, 2017 and 2018 to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Brenton Mix	2018	$175,000	$-	$-	$-	$175,000
President, CEO, Director

Richard Phillips	2018	$67,500	$-	$-	$-	$67,500
Secretary, Treasurer, Director

Brenton Mix	2017	$107,500	$-	$-	$-	$107,500
President, CEO, Director

Richard Phillips	2017	$24,000	$-	$-	$-	$24,000
Secretary, Treasurer, Director

__________

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers.

Compensation of Directors

During the fiscal years ended December 31, 2018 and 2017, respectively, except as set forth above, Brenton Mix nor Richard Phillips did not receive separate compensation for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on October 16, 2017, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31, 2018, 68,484 shares of the Company's common stock were outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia LLP, 3501 Jamboree Road, Suite 540, Newport Beach, California 92660 was the Company's independent registered public accounting firm during the year ending December 31, 2015 and until their resignation on November 23, 2016. Effective on January 30, 2017, the Board of Directors of the Company engaged D’Arelli Pruzansky, P.A. (“DP”) to serve as its independent registered accounting firm. D’Arelli Pruzansky, PA resigned on May 11, 2017 and Anton & Chia LLP was immediately re-engaged. In 2018, Anton Chia LLP resigned and the auditor and was immediately replaced by Raul Carrega, CPA.

Audit Fees

The aggregate fees billed by Raul Carrega, CPA and Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $162,500 for the year ended December 31, 2018 and $120,000 for the fiscal year ended December 31, 2017.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017 and $0 expenses for year ended December 31, 2018.

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
4.01

Resignation of D’Arelli Pruzansky, P.A. (“DP”) as the Company’s independent registered accountant and the immediate re-engagement of Anton & Chai LLP as the Company’s registered independent accountant (incorporated by reference to the Company’s 8-K filed on May 16, 2017)

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

25

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

27

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

WOD Retail Solutions, Inc.

Dated: May 31, 2019	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	5/31/19
Brenton Mix

/s/ Richard Phillips	Secretary, Treasurer and Director	5/31/19
Richard Phillips

