Form 10-Q
period 2019-03-31
WOD Retail Solutions, Inc.
filed 2019-10-10
CIK 704366

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 10, 2019, the Company had 132,219 shares of common stock of the registrant outstanding.

  WOD RETAIL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the period ended March 31, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	19,924	20,114
Total Assets	19,924	20,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,153,072	$2,919,117
Derivative instrument liability	6,994,685	3,714,980
Convertible notes payable	5,172,895	5,172,895
Total Liabilities	15,320,652	11,806,992
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 132,219 and 132,219, respectively	13	13
Subscription stock not issued	75,000	75,000
Additional paid in capital	18,017,607	18,017,607
Deficit accumulated	(33,393,458)	(29,879,608)
Total Stockholders’ Deficit	(15,300,728)	(11,786,878)
Total Liabilities and Stockholders’ Deficit	$19,924	$20,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	30,000
Accounting	5,000	-
Wages	65,000	41,750
General and administrative	2,172	6,435
Total Operating Expenses	102,172	78,185

LOSS FROM OPERATIONS	(102,172)	(78,185)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	(41,780)
Derivative income (expense)	(3,279,705)	24,162,342
Interest expense – other	(131,782)	(141,782)
Total Other Income (Expense)	(3,411,487)	23,978,780

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,513,659)	23,900,595

Non-controlling interest	(190)	(1,331)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,513,849)	23,899,264
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(3,513,849)	$23,899,264

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(26.57)	$261.35

Weighted Average Common Shares Outstanding:
Basic and diluted	132,219	91,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net gain (loss)	$(3,513,659)	$23,900,595
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	-
Stock issued for accrued interest and penalties	-	931
(Gain) loss on settlement of derivative	-	-
Derivative expenses	3,279,705	(24,162,342)
Amortization debt discount	-	41,780
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	233,954	219,036
Net cash used in operating activities	-	-

NET DECREASE IN CASH	-	-
CASH BEGINNING OF PERIOD	-	-
CASH END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$1,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

STATEMENT OFCHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2017	1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,593)	$(35,590,191)
Stock issued for accrued interest and convertible debt			188,025,000	18,803		(12,475)		6,328
Net gain for three months ended March 31, 2018							23,899,263	23,899,263
Balance March 31, 2018	1,100,000	110	393,495,287	39,348	75,000	17,978,272	(29,777,330)	(11,684,600)

WOD RETAIL SOLUTIONS, INC.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2018	1,100,000	$110	132,219	$13	$75,000	$18,017,607	$(29,879,608)	$(11,786,878)
Net loss for three months ended March 31, 2019							(3,513,850)	(3,513,850)
Balance March 31, 2019	1,100,000	110	132,219	13	75,000	18,017,607	(33,393,458)	(15,300,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED March 31, 2019

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on May 31, 2019.

Going Concern

Since inception, the Company has a cumulative net loss of $33,393,458. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the Nine months ended March 31, 2018 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2018 to the period ended March 31, 2019. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to net gain per share and the weighted average shares because of a 1:3,000 reverse split that occurred in September 2018. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2019, the Company incurred no development costs. As of March 31, 2019, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2019 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2019 and December 31, 2018.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2019, the Company had no cash equivalents.

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

NOTE 4. CONVERTIBLE PROMISSORY NOTES

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

The principal amount due on the Myers Note at March 31, 2019 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of March 31, 2019 was $93,785.

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

The principal amount due on the Baker Myers Note at March 31, 2019 was $300,000. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Baker Myers Note as of March 31, 2019 was $153,833.

JSJ Investments Inc.

On September 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $37,862.

LG Capital Funding, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $9,687.

Adar Bays, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $4,895.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is Nine (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $63,600.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. Certain other notes were transacted reducing the balance $400,000.The remaining balance on all notes at the time of this filing was $1,400,000 with accrued interest of $540,322.

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

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $1,930.

SeaCor Capital LLC – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. This Note was sold to SaCor Capital LLC in 2018. At March 31, 2019, the note balance and accrued interest was $50,000 and $18,360, respectively.

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

At March 31, 2019, the note balance and accrued interest was $27,500 and $9,633, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 of various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $789,281, respectively.

JSM Capital Note

In 2017, JSM Capital acquired $500,000 of various notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $500,000 and $177,921, respectively.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2019 were $40,000 and $8,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2019 were $40,000 and $8,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2019 were $40,000 and $8,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At March 31, 2019, the Note balance and accrued interest were $40,000 and $10,395, respectively.

NOTE 5. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at March 31, 2019, was determined to be $6,994,685with the following assumptions: (1) risk free interest rate of 2.433%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 895%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended March 31, 2019 of $3,279,705 and a corresponding increase in the derivative instruments liability.

The entire amount of derivative instrument liabilities are classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

NOTE 6. FAIR VALUE MEASUREMENT

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,714,980	$3,714,980

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$6,944,685	$6,944,685

As of March 31, 2019, the Company had a derivative liability amount of $6,944,685 which was classified as a Level 3 financial instrument.

NOTE 7. EQUITY INCENTIVE PLAN

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at March 31, 2019.

NOTE 8. STOCKHOLDERS’ DEFICIT

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

All Voting Trust’s remain in effect as of this filing.

Issued and Outstanding

Preferred Stock

At March 31, 2019, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At March 31, 2019, the Company has 132,219 shares of common stock issued and outstanding.

During the three months ended March 31, 2019, the Company issued 0 shares of common stock.

Warrants Issued for Services

As of March 31, 2019, the Company had no outstanding warrants.

NOTE 9. Joint Venture

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

Under the terms of the Joint Venture, the initial ownership interest of WOD was 20% owned by the Company, with the remaining 80% owned WODH, with the option of Company to provide additional capital contributions to WOD in increments of not less than $10,000 up to a total of $8 million dollars in the aggregate, which included an equity exchange of up to a total of 800 units (80%) of WOD owned initially by WODH to the Company for a total of approximately 199,000 shares of Series B Preferred Stock and approximately 18,801,000 shares of Common Stock of the Company (the “Shares”) to be issued to WODH upon the completion of a final closing on or before December 31, 2018, under the terms set forth in Amendment No. 2. The Joint Venture terminates at the earlier of the completion of the final closing equity exchange or December 31, 2018, whichever occurs first. The Joint Venture has been extended through December 31, 2019.

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH are being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions. The Voting Trust was organized, in order to recapitalize the Company post a 1:3000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company.

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

NOTE 10. SUBSEQUENT EVENT

SUBSEQUENT EVENT DISCLOSURE

Amendment No. 4 to the Definitive Agreement

On or about June 7, 2019, the Company, WOD MARKET LLC, a Colorado limited liability company (“WOD”), and WOD Holdings Inc., a Delaware corporation (“WODH”) executed amendment No. 4 to the definitive agreement (the “Definitive Amendment No. 4”), pursuant to which the parties agreed to the following amended terms:

1. Amendments; Extensions. The date of the Final Closing shall be amended to reflect a one (1) year period extension to December 31, 2019 (the “Extended Closing Date”), including, but not limited to, applicable amendments to certain provisions set forth in the Original Agreement and the prior Amendments which may be effected by this Amendment, thus extending the compliance of such provisions to the Extended Closing Date, with any and all other terms of the Original Agreement and the prior Amendments remaining in full force and effect.

The Definitive Amendment No. 4 contained other terms and conditions and customary provisions not referenced in the above description.

The foregoing description of the Definitive Amendment No. 4 is qualified in its entirety by reference to the Definitive Amendment No. 4 filed as Exhibit 10.99 to this report and incorporated herein by reference.

Amendment No. 2 to Joint Venture Agreement to Exhibit I of Amendment No. 4 to the Definitive Agreement

On or about June 7, 2019, the Company and WOD Holdings Inc., a Delaware corporation (“WODH”) executed amendment No. 2 to the Joint Venture Agreement (the “JV Amendment No. 2”), pursuant to which the parties agreed to the following amended terms:

1. Amendments; Extensions. The date of the Final Closing shall be amended to reflect a one (1) year period extension to December 31, 2019 (the “Extended Closing Date”), including, but not limited to, applicable amendments to certain provisions set forth in the Original Agreement and the prior Amendments which may be effected by this Amendment, thus extending the compliance of such provisions to the Extended Closing Date, with any and all other terms of the Original Agreement and the prior Amendments remaining in full force and effect.

The JV Amendment No. 2 contained other terms and conditions and customary provisions not referenced in the above description.

The foregoing description of the JV Amendment No. 2 is qualified in its entirety by reference to the JV Amendment No. 2 filed as Exhibit 10.100 to this report and incorporated herein by reference.

Line of Credit –$8,000,000 – Loan Agreement Exhibit A to Amendment No. 2 to the Joint Venture Agreement

On or about June 7, 2019, the Company (the “Lender”) and WOD Market LLC, a Colorado limited liability company (the “Borrower”) executed amendment No. 2 to Loan Agreement (the “Loan Amendment No. 2”), pursuant to which the parties agreed to the following amended terms:

1.	Amendment to Section 1 of the Loan Agreement. Pursuant to Section 1 of the Original Loan Agreement, the Due Date is hereby amended to reflect a one (1) year period extension to December 31, 2019:

2.	Amendment to Section (b) of the Convertible Promissory Note. Pursuant to Section (b) of the Convertible Promissory Note, the Due Date is hereby amended to reflect a one (1) year period extension to December 31, 2019:

The Loan Amendment No. 2 contained other terms and conditions and customary provisions not referenced in the above description.

The foregoing description of the Loan Amendment No. 2 is qualified in its entirety by reference to the Loan Amendment No. 2 filed as Exhibit 10.101 to this report and incorporated herein by reference.

Amendment No. 2 to Voting Trust Agreement

On or about June 7, 2019, the Company and Eliers Law Group, P.A., a Florida corporation (the “Voting Trustee”) executed Amendment No. 2 to the Voting Trust Agreement (the “Trust Amendment No. 2”), pursuant to which the parties agreed to the following amended terms:

1.	Amendment to Section 10 of the Original Trust Agreement. Pursuant to Section 10(b), the term of the Original Trust Agreement is hereby amended to reflect a one (1) year period extension to December 31, 2019:

The Trust Amendment No. 2 contained other terms and conditions and customary provisions not referenced in the above description.

The foregoing description of the Trust Amendment No. 2 is qualified in its entirety by reference to the Trust Amendment No. 2 filed as Exhibit 10.102 to this report and incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and Nine month periods ended March 31, 2018. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

Separately, the Company intends to expand its operations in 2019 increasing marketing of  intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD, which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed 2019.

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

To implement our business plan, we will need to continue to raise working capital in an amount of at least $2,000,000 over the twelve-month period beginning in the first quarter of 2019 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

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

Going Concern

In their report for our 2018 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Results from Operations

Our operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	(102,172)	(78,185)
Net operating loss (income)	$(102,172)	$(78,185)

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31,
	2019	2018
Consulting services	$30,000	$30,000

Accounting	5,000	-
Wages	65,000	41,750
General and administrative expenses	2,172	6,435
Total Operating Expenses	$102,172	$78,185

The increase in operating expenses from 2018 to 2019 is primarily due to the Company’s employment contracts with its officers. The increase of $23,887 is mainly comprised of an increase in wages $23,250 because of contractual increases and accounting fees of $5,000 from bringing the company current in its regulatory filings. The remainder was a reduction in general and administrative expense.

Our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	(3,513,659)	23,899,264
Net operating loss (income)	$(3,513,659)	$23,899,264

The increase in net operations loss is primarily due to fair value decrease of $27,400,267.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, the Company had cash on hand of $0 and $0, respectively. The Company had no change in cash flow of $0 for three months ended March 31, 2019 resulted primarily from the operations of the Company’s activities in general operations.

As of March 31, 2019, we had cash of $0 and our working capital deficit was $15,300,728. As of March 31, 2019, we generated revenues of $0 and a net loss of 3,513,849 as compared to March 31, 2018 revenues of $0 and a net gain of $23,899,264. The net loss for the current period of measurement is mainly comprised of revaluation of derivatives. As of March 31, 2019, we have a cumulative net loss of $33,393,458. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$-	-

Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$-	-

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended March 31, 2019 is $0.

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

The Company and has a cumulative net loss of $33,393,458 at March 31, 2019. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

In connection with the preparation of our financial statements for the three and Nine months ended March 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended March 31, 2019, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2018, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended March 31, 2019:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY.

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
10.33

Promissory Note in the principal amount of $13,500 between WOD Retail Solutions, Inc.and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2014)

10.36	Investor Relations Consulting Agreement between WOD Retail Solutions, Inc.and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)

34

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

10.45	12% Convertible Note between WOD Retail Solutions, Inc.and JSJ Investments, Inc. dated September 11, 2015 (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.46	6% Convertible Redeemable Note dated September 11, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.47	Securities Purchase Agreement dated September 11, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.48	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc.and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc.and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc.and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015

10.52	Equity Purchase Agreement between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.53	Registration Rights Agreement between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between WOD Retail Solutions, Inc.and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended March 31, 2015)
10.55	12% Convertible Note between WOD Retail Solutions, Inc.and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between WOD Retail Solutions, Inc.and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
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
10.63

Amended Securities Purchase Agreement between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated March 31, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated March 31, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.64 for the quarter ended March 31, 2015 filed on August 19, 2015)

10.66

Strategic Vendor Placement Agreement by and between the Company and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.67

Consulting Contract between WOD Retail Solutions, Inc.and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.68

Second Amendment to Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.70

Nineth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Sarah Myers, including the Amended and Restated Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

36

10.71

First Amendment Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016).

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

37

10.98

Def 14C Information Statement changing the name of the corporation, increasing the authorized common and preferred shares and the pre-approval of up 1:10,000 reverse split. (incorporated by reference to the Company’s Definitive 14C filing dated August 29, 2017).

10.99

Amendment #4 to the Definitive Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc. extending the term of the Definitive Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q, filed June 11, 2019.)

10.100

Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc extending the term of the Joint Venture Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q, filed June 11, 2019.)

10.101

Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc Exhibit A extending the term of the Joint Venture Agreements Loan Agreement  through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q, filed June 11, 2019.)

10.102

Amendment #2 to the Voting Trust Agreement between WOD Retail Solutions, Inc. and Eilers Law Group, P.A. extending the term of the Voting Trust Agreement Agreement  through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q, filed June 11, 2019.)

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOD RETAIL SOLUTIONS, INC.

Date: October 10, 2019	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

39