Form 10-Q
period 2019-06-30
WOD Retail Solutions, Inc.
filed 2019-10-10
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2019

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

WOD RETAIL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the period ended June 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	19,655	20,114
Total Assets	19,655	20,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,646,479	$2,919,117
Derivative instrument liability	4,268,358	3,714,980
Convertible notes payable	5,172,895	5,172,895
Total Liabilities	13,087,732	11,806,992
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 132,219 and 132,219, respectively	13	13
Subscription stock not issued	75,000	75,000
Additional paid in capital	18,017,607	18,017,607
Deficit accumulated	(31,160,807)	(29,879,608)
Total Stockholders’ Deficit	(13,068,077)	(11,786,878)
Total Liabilities and Stockholders’ Deficit	$19,655	$20,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2019	2018
REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	30,000
Accounting	250,500	105,643
Wages	80,000	65,000
General and administrative	1,125	(1,765)
Total Operating Expenses	361,625	198,698

LOSS FROM OPERATIONS	(361,625)	(198,698)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	(17,135)
Derivative income (expense)	2,726,327	(4,521,916)
Interest expense – other	(131,782)	(142,469)
Total Other Income (Expense)	2,594,545	(4,681,520)

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,232,920	(4,880,218)

Non-controlling interest	(269)	276
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,232,651	(4,879,942)
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$2,232,651	$(4,879,942)

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$16.88	$(43.80)

Weighted Average Common Shares Outstanding:
Basic and diluted	132,219	111,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,
	2019	2018
REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	60,000	60,000
Accounting	255,500	105,463
Wages	145,000	106,750
General and administrative	3,298	4,670
Total Operating Expenses	463,798	276,883

LOSS FROM OPERATIONS	(463,798)	(276,883)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	(58,915)
Derivative income (expense)	(553,378)	19,534,615
Gain on derivative settlement	-	105,811
Interest expense – other	(263,564)	(284,251)
Total Other Income (Expense)	(816,942)	19,297,260

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,280,740)	19,020,377

Non-controlling interest	(459)	(1,055)
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,281,199)	19,019,322
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(1,281,199)	$19,019,322

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(9,68)	$145.01

Weighted Average Common Shares Outstanding:
Basic and diluted	132,219	131,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net gain (loss)	$(1,280,740)	$19,020,377
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	-
Stock issued for accrued interest and penalties	-	931
(Gain) loss on settlement of derivative	-	(105,811)
Derivative expenses	553,378	(19,534,615)
Amortization debt discount	-	58,915
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	727,362	560,203
Net cash used in operating activities	-	-

NET DECREASE IN CASH	-	-
CASH BEGINNING OF PERIOD	-	-
CASH END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2017	1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,593)	$(35,590,191)
Stock issued for accrued interest and convertible debt			188,025,000	18,803		(12,475)		6,328
Net gain for six months ended June 30, 2018							19,019,321	19,019,321
Balance June 30, 2018	1,100,000	110	393,495,287	39,348	75,000	17,978,272	(34,657,272)	(16,564,542)

WOD RETAIL SOLUTIONS, INC.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2018	1,100,000	$110	132,219	$13	$75,000	$18,017,607	$(29,879,608)	$(11,786,878)
Net loss for six months ended June 30, 2019							(1,281,199)	(1,281,199)
Balance June 30, 2019	1,100,000	110	132,219	13	75,000	18,017,607	(31,160,807)	(13,068,077)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED

June 30, 2019

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on August 5, 2019.

Going Concern

Since inception, the Company has a cumulative net loss of $31,160,807 The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the six months ended June 30, 2019 to ensure appropriate funding is on hand for its limited operations.

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2018 to the period ended June 30, 2019. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to net gain per share and the weighted average shares because of a 1:3,000 reverse split that occurred in September 2018. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders' deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended June 30, 2019, the Company incurred no development costs. As of June 30, 2019, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2019 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of June 30, 2019 and December 31, 2018.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At June 30, 2019, the Company had no cash equivalents.

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

The principal amount due on the Myers Note at June 30, 2019 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of June 30, 2019 was $97,522.

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

The principal amount due on the Baker Myers Note at June 30, 2019 was $300,000. These amounts are unsecured and bear interest at the rate of 10% per annum. The accrued interest under the Baker Myers Note as of June 30, 2019 was $161,332

JSJ Investments Inc.

On September 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $40,205.

LG Capital Funding, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of June 30, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $10,320.

Adar Bays, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of June 30, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $5,117.

EMA Financial, LLC

On July 14, 2015, (the "Note Issuance Date"), the Company entered into a Securities Purchase Agreement (the "SPA") with EMA Financial, LLC ("EMA"), whereby EMA agreed to invest $156,500 (the "Note Purchase Price") in our Company in exchange for a convertible promissory note (the "Note"). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the "Note") to EMA, in the original principal amount of $156,500 (the "Note Purchase Price"), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the " Maturity Date"). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the "Note Default Interest"). The Note is convertible by EMA into shares of our common stock at any time on the date which is Nine (6) months following the Issue Date ("Prepayment Termination Date"). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA's beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At the time of the filing of this Report, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $67,652.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. Certain other notes were transacted reducing the balance $400,000.The remaining balance on all notes at the time of this filing was $1,400,000 with accrued interest of $577,241.

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

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $2,366.

SeaCor Capital LLC – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. This Note was sold to SeaCor Capital LLC in 2018. At June 30, 2019, the note balance and accrued interest was $50,000 and $19,610, respectively.

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

At June 30, 2019, the note balance and accrued interest was $27,500 and $10,320, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 of various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $844,281, respectively.

JSM Capital Note

In 2017, JSM Capital acquired $500,000 of various notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $500,000 and $190,420, respectively.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2019 were $40,000 and $9,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2019 were $40,000 and $9,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at June 30, 2019 were $40,000 and $9,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At June 30, 2019, the Note balance and accrued interest were $40,000 and $11,395, respectively.

NOTE 5. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at June 30, 2019, was determined to be $4,268,358with the following assumptions: (1) risk free interest rate of 2.18%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 146%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the six months ended June 30, 2019 of $553,378 and a corresponding increase in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,714,980	$3,714,980

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$4,268,358	$4,268,358

As of June 30, 2019, the Company had a derivative liability amount of $4,268,358 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at June 30, 2019.

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

Issued and Outstanding

Preferred Stock

At June 30, 2019, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At June 30, 2019, the Company has 132,219 shares of common stock issued and outstanding.

During the three months ended June 30, 2019, the Company issued 0 shares of common stock.

Warrants Issued for Services

As of June 30, 2019, the Company had no outstanding warrants.

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

NOTE 10. SUBSEQUENT EVENT

Subsequent to our three months ended June 30, 2019 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and Nine month periods ended June 30, 2018. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Results from Operations

Our operating results for the three months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

	Three Months Ended June 30,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	2,232,920	19,020,377
Net operating loss (income)	$2,232,920	$19,020,377

Operating Expenses

Our operating expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 are as follows:

	Three Months Ended June 30,
	2019	2018
Consulting services	$30,000	$30,000
Accounting	250,500	105,463
Wages	80,000	65,000
General and administrative expenses	1,125	(1,765)
Total Operating Expenses	$361,625	$198,698

The increase in operating expenses from 2019 to 2018 is primarily due to the Company’s changing business plan. The increase of $162,927 is mainly comprised of an increase in wages $15,000 because of contractual increases and accounting fees of $145,037 from audit and review charges to get current. The remainder was an increase in general and administrative expense from credits received from a vendor.

Our operating results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	2,232,920	19,020,377)
Net operating loss (income)	$2,232,920	$(19,020,377)

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Consulting services	$60,000	$60,000
Accounting	255,500	105,463
Wages	145,000	106,750
General and administrative expenses	3,298	4,670
Total Operating Expenses	$463,798	$276,883

The increase in operating expenses from 2018 to 2019 is primarily due to the Company’s changing business plan. The increase of $186,915 is mainly comprised of an increase in wages of $38,250 from contractual obligations. The accounting costs were from bringing the company current in its reporting offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, the Company had cash on hand of $0 and $0, respectively. The Company had no change in cash flow of $0 for six months ended June 30, 2019 resulted primarily from the operations of the Company’s activities in general operations.

As of June 30, 2019, we had cash of $0 and our working capital deficit was $13,068,077. As of June 30, 2018, we generated revenues of $0 and a net loss of $1,281,199 as compared to June 30, 2018 revenues of $0 and a net gain of $19.019.322. The net loss for the current period of measurement is mainly comprised of revaluation of derivatives. As of June 30, 2019, we have a cumulative net loss of $31,160,807. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended June 30, 2019 is $0.

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

The Company and has a cumulative net loss of $31,160,807 at June 30, 2019. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

In connection with the preparation of our financial statements for the three and Nine months ended June 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended June 30, 2019, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2018, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended June 30, 2019:

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

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)

10.01	Asset Purchase Agreement between WOD Retail Solutions, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between WOD Retail Solutions, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)

10.30	Asset Purchase Agreement between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
10.33

Promissory Note in the principal amount of $13,500 between WOD Retail Solutions, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2014)

10.36	Investor Relations Consulting Agreement between WOD Retail Solutions, Inc. and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)

34

10.38

 Note Purchase Agreement between WOD Retail Solutions, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K Exhibit 10.39 for the period ended December 31, 2014, filed April 15, 2015)

10.39

Convertible Promissory Note between WOD Retail Solutions, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.40

Convertible Promissory Note between WOD Retail Solutions, Inc. and Iconic Holdings, LLC dated March 16, 2015 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.41

Addendum #1 to the Promissory Note between WOD Retail Solutions, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-K for the period ended December 31, 2014, filed April 15, 2015)

10.42	Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between WOD Retail Solutions, Inc.and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between WOD Retail Solutions, Inc. and Sarah Myers dated June 30, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.44 for the period ended June 30, 2015 as filed May 20, 2015)

10.45	12% Convertible Note between WOD Retail Solutions, Inc.and JSJ Investments, Inc. dated September 11, 2015 (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.46	6% Convertible Redeemable Note dated September 11, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.47	Securities Purchase Agreement dated September 11, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.48	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015
10.52	Equity Purchase Agreement between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)

10.53	Registration Rights Agreement between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended June 30, 2015)
10.55	12% Convertible Note between WOD Retail Solutions, Inc.and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between WOD Retail Solutions, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.58	Amended and Restated Note dated July 21, 2015 by and between WOD Retail Solutions, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)
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
10.63

Amended Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments, S.A. dated June 30, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between WOD Retail Solutions, Inc.and H y H Investments, S.A. dated June 30, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.64 for the quarter ended June 30, 2015 filed on August 19, 2015)

10.66

Strategic Vendor Placement Agreement by and between the Company and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2015 filed November 23, 2015)

10.67

Consulting Contract between WOD Retail Solutions, Inc.and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2015 filed November 23, 2015)

10.68

Second Amendment to Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the period ended June 30, 2015 filed November 23, 2015)

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.70

Ninth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Sarah Myers, including the Amended and Restated Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

36

10.71

First Amendment Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc.and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016).

10.72

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Dr. James G. Ricketts, including the Subscription Agreement, Services Agreement and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.73

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Stephen Antol, including the Subscription Agreement, and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.74

Settlement Letter dated May 18, 2016 by and between WOD Retail Solutions, Inc and JMS Law Group PLLC, including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.75

Third Amendment to the Securities Purchase Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc. and H Y H Investments, S.A., including the Joint Venture Agreement, and Amended and Restated Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.76	Assignment of Ownership Interest dated May 20, 2016 by and between WOD Retail Solutions, Inc.and Elite Data Marketing LLC (incorporated by reference to the Company’s 8-K filed May 24, 2016)
10.77

Definitive Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc. and Properties of Merit Inc., including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.78

Termination Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc. and Tarpon Bay Partners LLC, including the Amended Tarpon Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.79

Certificate of Designation of Series B Convertible Preferred Stock dated May 17, 2016 filed with the Secretary of State of the State of Florida (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.80

Articles of Organization of Elite Gaming Ventures, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.81

Articles of Organization of Elite Data Marketing, LLC dated May 16, 2016 filed with the Secretary of State of the State of Florida, including the Operating Agreement referenced by exhibit therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between WOD Retail Solutions, Inc.and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.83	Letter of Intent dated July 22, 2016 by and between WOD Retail Solutions, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.84	Definitive Agreement dated August 26, 2016 by and between WOD Retail Solutions, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed September 2, 2016).
10.85

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc. and Charles Rimlinger (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.86

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc. and Dr. James G. Ricketts (incorporated by reference to the Company’s 8-K dated January 12, 2017).

37

10.87

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc.and Stephen Antol (incorporated by reference to the Company’s 8-K dated January 12, 2017).

10.88	Board Member Services Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc .and Brenton Mix (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.89	Board Member Services Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc. and Richard Phillips (incorporated by reference to the Company’s 8-K dated January 12, 2017).
10.90	Amendment No. 1 to the Definitive Agreement dated January 10, 2017 by and between WOD Retail Solutions, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K dated January 12, 2017).
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

10.99

Amendment #4 to the Definitive Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc. extending the term of the Definitive Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed October 10, 2019.)

10.100

Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc extending the term of the Joint Venture Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed October 10, 2019.)

10.101

Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc Exhibit A extending the term of the Joint Venture Agreements Loan Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed October 10, 2019.)

10.102

Amendment #2 to the Voting Trust Agreement between WOD Retail Solutions, Inc. and Eilers Law Group, P.A. extending the term of the Voting Trust Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed October 10, 2019.)

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2019 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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