Form 10-Q
period 2019-09-30
WOD Retail Solutions, Inc.
filed 2019-11-21
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2019

Commission File Number: 50-11050

WOD RETAIL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th St #2800

Denver, CO 80202

(Address of principal executive offices)

(702) 240-9378

(Issuer’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2019, the Company had 100,335,307 shares of common stock of the registrant outstanding.

WOD RETAIL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the period ended September 30, 2019

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSETS:
WOD membership	19,265	20,114
Total Assets	19,265	20,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,901,023	$2,919,117
Derivative instrument liability	4,165,574	3,714,980
Convertible notes payable	5,172,895	5,172,895
Total Liabilities	13,239,492	11,806,992
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,100,000	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 132,219 and 132,219, respectively	13	13
Subscription stock not issued	75,000	75,000
Additional paid in capital	18,017,607	18,017,607
Deficit accumulated	(31,312,957)	(29,879,608)
Total Stockholders’ Deficit	(13,220,227)	(11,786,878)
Total Liabilities and Stockholders’ Deficit	$19,265	$20,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2019	2018
REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	30,000	30,000
Accounting	1,987	44,037
Wages	90,000	65,000
General and administrative	775	1,950
Total Operating Expenses	122,762	140,987

LOSS FROM OPERATIONS	(122,762)	(140,987)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	-
Derivative income (expense)	102,784	1,677,802
Interest expense – other	(131,782)	(141,782)
Total Other Income (Expense)	(28,998)	1,536,020

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(151,760)	1,395,033

Non-controlling interest	(390)	3,321
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(152,150)	1,398,354
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(152,150)	$1,398,354

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(1.15)	$10.66

Weighted Average Common Shares Outstanding:
Basic and diluted	132,219	131,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,
	2019	2018
REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	90,000	90,000
Accounting	257,487	149,500
Wages	235,000	171,750
General and administrative	4,073	6,620
Total Operating Expenses	586,560	417,870

LOSS FROM OPERATIONS	(586,560)	(417,870)

OTHER INCOME (EXPENSE):
Amortization debt discount	-	(58,915)
Derivative income (expense)	(450,594)	21,212,417
Gain on derivative settlement	-	105,811
Interest expense – other	(395,346)	(426,033)
Total Other Income (Expense)	(845,940)	20,833,280

NET GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,432,500)	20,415,410

Non-controlling interest	(849)	2,175
COMPREHENSIVE GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,433,349)	20,417,585
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$(1,433,349)	$20,417,585

Basic and Diluted Per Share Data:
Net Loss Per Share - basic and diluted	$(10.84)	$169.40

Weighted Average Common Shares Outstanding:
Basic and diluted	132,219	118,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net gain (loss)	$(1,432,500)	$20,415,410
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	-
Stock issued for accrued interest and penalties	-	931
(Gain) loss on settlement of derivative	-	(105,811)
Derivative expenses	450,594	(21,212,417)
Amortization debt discount	-	58,915
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	981,906	842,972
Net cash used in operating activities	-	-

NET DECREASE IN CASH	-	-
CASH BEGINNING OF PERIOD	-	-
CASH END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2017	$1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,594)	$(35,590,192)
Stock issued for accrued interest and convertible debt			188,025,000	18,803		(12,475)		6,328
Net gain for six months ended September 30, 2018							20,417,585	20,417,585
Reduction in common shares for 1:3,000 reverse split			(393,343,068)	(39,335)		39,335		-
Balance September 30, 2018	1,100,000	110	132,219	13	75,000	18,017,607	(33,259,009)	(15,166,279)

WOD RETAIL SOLUTIONS, INC.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance December 31, 2018	1,100,000	$110	132,219	$13	$75,000	$18,017,607	$(29,879,608)	$(11,786,878)
Net loss for six months ended September 30, 2019							(1,433,349)	(1,433,349)
Balance September 30, 2019	1,100,000	110	132,219	13	75,000	18,017,607	(31,312,957)	(13,220,227)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED

September 30, 2019

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

Reclassifications

Certain reclassifications have been made in Statement of Operations for the year 2018 to the period ended September 30, 2019. These reclassifications impacted the classification of certain items within the Statement of Operations: relating to net gain per share and the weighted average shares because of a 1:3,000 reverse split that occurred in September 2018. The reclassifications had no impact on previously reported total operating expenses, net loss, or stockholders’ deficit.

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended September 30, 2019, the Company incurred no development costs. As of September 30, 2019, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of June 30, 2019 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of September 30, 2019 and December 31, 2018.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At September 30, 2019, the Company had no cash equivalents.

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

Ninth Amendment to Line of Credit

On May 18, 2016, the Company and Myers executed the Ninth Amendment to the LOC Agreement (the “Ninth Amendment”), pursuant to which the parties mutually agreed to cancel and otherwise terminate the effectiveness of the Original Myers Agreements dated September 1, 2013, as amended, whereby Myers would no longer extend any funds to the Company, pursuant to the terms of the Original Agreements, in exchange for the issuance of an amended and restated convertible redeemable note (the “Amended and Restated Note”) in the principal amount of $175,000.00, at ten percent (10%) interest per annum commencing on January 1, 2016 (the “Effective Date”), due and payable to Myers by Company in seven (7) separate equal quarterly payments of Twenty-Fifty Thousand Dollars (USD $25,000), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Note (each a “Maturity Date”), convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein.

The principal amount due on the Myers Note at September 30, 2019 was $149,500. These amounts are unsecured and bear interest at the rate of 12% per annum. The accrued interest under the Myers Note as of September 30, 2019 was $101,260.

Baker Myers Note and Share Cancellation and Exchange Agreement

On May 18, 2016, the WOD Retail Solutions, Inc.(the “Company”) Company and Baker Myers and Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, the President, Chief Operating Officer and Director of the Company) executed a Note and Share Cancellation and Exchange Agreement (the “Share Exchange Agreement”), with respect to that certain unsecured Promissory Note (the “Original Baker Myers Note”) dated on or about

January 13, 2013, in the original amount of $587,500 (the “Original Amount”), pursuant to which Baker Myers agreed to forego and waive any and all right in, entitlement to or interest in (A) a total of $87,500 in principal, a total of $92,465 in accrued interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable under the Original Baker Myers Note totaling $179,965 (the “Cancelled Amount”) as of the date of execution (the “Effective Date”), any future payments due under the Original Baker Myers Note and all or any other of Baker Myers’s rights under the Cancelled Amount of the Original Baker Myers Note, thereby extinguishing and canceling the Cancelled Amount of the Original Baker Myers Note and terminating any and all of Company’s obligations thereunder, (B) the Shares (hereinafter also referred to as the “Cancelled Shares”) in exchange for the issuance an Option Agreement (the “Option Agreement”), registered in the Baker Myers’s name to purchase up to a certain number of membership interests (the “EDM Membership Interest”) of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), in an amount totaling one hundred percent (100%) of the ownership interest in EDM (the “Option 1”), (B) the issuance by Company to Baker Myers of a three-year “cashless” common stock purchase warrant (the “Warrant No. BM-1”) for the right to purchase a total of 3,000,000 shares of Series B Preferred Stock of the Company (the “Preferred Warrant Shares”), at a purchase price of $0.001 per share, with certain rights and preferences as set forth in the certificate of designation (the “Certificate of Designation of Series B Preferred), in exchange for the Cancelled Shares, as referenced in the Share Exchange Agreement, and (C) the issuance of an amended and restated convertible redeemable note (the “Redeemable Note”) in the aggregate principal face amount of Five Hundred Thousand Dollars (US$500,000), at ten percent (10%) interest per annum commencing on date of execution (the “Effective Date”), due and payable by the Company in eight (8) separate equal quarterly payments of Ninety-Two Thousand Five Hundred Dollars (USD $62,500), plus accrued interest to date, due on the first day of each quarter beginning on the date of the first quarter following the date of execution of this Original Baker Myers Note, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, subject to aggregate conversion limitations of 4.99% and other terms and conditions set forth therein

On or about March 14, 2017, the Company and Baker & Myers & Associates LLC, a Nevada limited liability company (“Baker Myers,” an entity owned by Sarah Myers, a former Secretary, Treasurer and Director of the Company) executed a Note Cancellation and Extinguishment Agreement (the “Note Cancellation Agreement”), pursuant to which Baker Myers (also herein referred to as “Releasor”) decided to exercise the entire Option Agreement for the acquisition of Elite Data Marketing LLC, a Florida limited liability company (the “EDM”), as set forth in the Share Exchange Agreement, dated May 18, 2016, in which Releasor agreed to forego and waive any and all right in, entitlement to or interest in any principal, interest, late charges, reimbursable attorneys’ fees, reimbursable expenses and any other sums due and payable with respect to a total of Two Hundred Thousand Dollars (US$200,000) of the final two (2) quarterly payments of the Redeemable Note dated May 18, 2016 (the “Cancelled Sum”), and any future payments due under the Cancelled Sum of the Redeemable Note and all or any other of Releasor’s rights under the Cancelled Sum of the Redeemable Note, thereby extinguishing and canceling the Cancelled Sum of the Redeemable Note and terminating any and all of Releasee’s obligations thereunder Cancelled Sum of the Redeemable Note, effective as of March 14, 2017 (the “Effective Date”), in exchange for the assignment and transfer by the Company of any and all of the issued and outstanding membership interests owned and held by Releasee representing a total of One Hundred Percent (100%) of the ownership interest of EDM to Releasor on the Effective Date (the “Cancellation Transaction”), pursuant to the Assignment of Membership Interests (the “Assignment”), attached as Exhibit A to the Note Cancellation Agreement, and including other terms and conditions set forth therein.

The principal amount due on the Baker Myers Note at June 30, 2019 was $300,000. These amounts are unsecured and bear interest at the rate of 10% per annum. The accrued interest under the Baker Myers Note as of September 30, 2019 was $168,833.

JSJ Investments Inc.

On September 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum, and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $42,548.

LG Capital Funding, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of September 30, 2019, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $10,954.

Adar Bays, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of September 30, 2019, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $5,339.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “ Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is Nine (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At September 30, 2019, EMA has converted a total of $21,423 of principle into shares of the Company’s common stock, resulting in a principle balance remaining of $135,077 and accrued interest of $71,704.

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

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. Certain other notes were transacted reducing the balance $400,000.The remaining balance on all notes at the time of this filing was $1,400,000 with accrued interest of $614,160.

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

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $2,804.

SeaCor Capital LLC – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. This Note was sold to SeaCor Capital LLC in 2018. At September 30, 2019, the note balance and accrued interest was $50,000 and $20,860, respectively.

Convertible Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JSM a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a Nine month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein.

At September 30, 2019, the note balance and accrued interest was $27,500 and $11,008, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 of various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $2,200,000 and $899,281, respectively.

JSM Capital Note

In 2017, JSM Capital acquired $500,000 of various notes and accrued interest. There were no changes to the terms of any of the notes. The principle and interest balances as of this filing were $500,000 and $202,920, respectively.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the “Rimlinger”) executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the “Rimlinger Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest atSeptember 30, 2019 were $40,000 and $10,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Ricketts Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2019 were $40,000 and $10,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the “Ricketts”) executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the “Antol Note”) in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at September 30, 2019 were $40,000 and $10,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At September 30, 2019, the Note balance and accrued interest were $40,000 and $12,395, respectively.

NOTE 5. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at September 30, 2019, was determined to be $4,165,574with the following assumptions: (1) risk free interest rate of 1.91%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 24%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the nine months ended September 30, 2019 of $1,677,802 and a corresponding increase in the derivative instruments liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,714,980	$3,714,980

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$4,165,574	$4,165,574

As of September 30, 2019, the Company had a derivative liability amount of $4,165,574 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at September 30, 2019.

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

Issued and Outstanding

Preferred Stock

At September 30, 2019, the Company there is 1,100,000 shares of preferred stock outstanding.

Common Stock

At September 30, 2019, the Company has 132,219 shares of common stock issued and outstanding.

During the three months ended September 30, 2019, the Company issued 0 shares of common stock.

Warrants Issued for Services

As of September 30, 2019, the Company had no outstanding warrants.

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

NOTE 10. SUBSEQUENT EVENT

Subsequent to our three months ended September 30, 2019 and to the date of filing of this Report, the Company took the following actions and also issued the additional shares of common stock in connection with the convertible notes:

In October 2019, the Company authorized the issuance 40,000,000 shares of common stock for the payment of $40,000 for the conversion of notes payable. These shares were issued in November.

In October 2019, the Company issued 60,000,000 common shares for $60,000 of accrued expenses.

In October 2019, the Company issued 13,088 common shares for the conversion of $589 of notes payable.

In November 2019, the Company issued 190,000 common shares for the conversion of $132,078 of notes payable and $750 of legal fees.

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

Results from Operations

Our operating results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	151,760	(1,395,033)
Net operating loss (income)	$151,760	$(1,395,033)

Operating Expenses

Our operating expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
Consulting services	$30,000	$30,000

Accounting	1,987	44,037
Wages	90,000	65,000
General and administrative expenses	775	(1,950)
Total Operating Expenses	$122,762	$140,987

The decrease in operating expenses from 2019 to 2018 is primarily due to the Company’s changes in accounting fees and contractual obligations. The decrease of $18,225 is mainly comprised of an increase in wages $25,000 because of contractual increases and decrease accounting fees of $42,050 from audit and review charges to get current. The remainder was an increase in general and administrative expense from credits received from a vendor.

Our operating results for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Revenues	$-	$-
Operating and other expenses (income)	586,560	417,870
Net operating loss (income)	$586,560	$417,870

Operating Expenses

Our operating expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Consulting services	$90,000	$90,000

Accounting	257,487	149,500
Wages	235,000	171,750
General and administrative expenses	4,073	6,620
Total Operating Expenses	$586,560	$417,870

The increase in operating expenses from 2018 to 2019 is primarily due to the Company’s accounting fees and contractual obligations. The increase of $168,690 is mainly comprised of an increase in wages of $25,000 from contractual obligations. The accounting costs were from bringing the company current in its reporting offset by a decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, the Company had cash on hand of $0 and $0, respectively. The Company had no change in cash flow of $0 for six months ended June 30, 2019 resulted primarily from the operations of the Company’s activities in general operations.

As of September 30, 2019, we had cash of $0 and our working capital deficit was $13,220,227. As of September 30, 2019, we generated revenues of $0 and a net loss of $1,432,500 as compared to September 30, 2018 revenues of $0 and a net gain of $20,415,410. The net loss for the current period of measurement is mainly comprised of revaluation of derivatives. As of September 30, 2019, we have a cumulative net loss of $31,312,957. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

Cash Flows	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$-	-

Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease increase in cash	$-	-

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended September 30, 2019 is $0.

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

The Company and has a cumulative net loss of $31,312,957 at September 30, 2019. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended September 30, 2019, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2018, the Company issued the following additional shares of common stock in connection with the convertible notes for the nine months ended September 30, 2019:

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
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between WOD Retail Solutions, Inc.and Birch First Advisors, LLC (incorporated by reference to the Company’s 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated September 15, 2015 between WOD Retail Solutions, Inc.and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

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

10.98	Def 14C Information Statement changing the name of the corporation, increasing the authorized common and preferred shares and the pre-approval of up 1:10,000 reverse split. (incorporated by reference to the Company’s Definitive 14C filing dated August 29, 2017).

10.99	Amendment #4 to the Definitive Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc. extending the term of the Definitive Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed June 11, 2019.)

10.100	Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc extending the term of the Joint Venture Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed June 11, 2019.)

10.101	Amendment #2 to the Joint Venture Agreement between WOD Retail Solutions, Inc. and WOD Holdings, Inc Exhibit A extending the term of the Joint Venture Agreements Loan Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed June 11, 2019.)

10.102	Amendment #2 to the Voting Trust Agreement between WOD Retail Solutions, Inc. and Eilers Law Group, P.A. extending the term of the Voting Trust Agreement through December 31, 2019 and other customary terms and conditions (incorporated by reference to the Company’s Form 10-Q , filed June 11, 2019.)

21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2019 furnished in XBRL).
31.1**	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

WOD RETAIL SOLUTIONS, INC.

Date: November 15, 2019	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

38