Form 10-K
period 2019-12-31
WOD Retail Solutions, Inc.
filed 2020-04-16
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number: 50-11050

WOD RETAIL SOLUTIONS, INC.

 (Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10233 South Parker Rd Ste 300

Parker, CO 80134

(Address of principal executive offices)

Registrant's telephone number, including area code: (877) 581-5789

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 14, 2020 the Company had 101,075,307 shares of common stock of the registrant outstanding with an aggregate value of $427,183.

WOD RETAIL SOLUTIONS, INC.

Annual Report on Form 10-K for the year ended December 31, 2019

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

Table of Content

PART I

ITEM 1. BUSINESS

Corporate Background

WOD Retail Solutions, Inc. formerly Elite Data Services, Inc., (“WODI”) (the “Company”), was incorporated in the State of Florida on November 23, 1981 as Mammathetics Corp. On November 4, 2013, the Board of Directors approved the proposal to change the name of the company from Dynamic Energy Alliance Corporation to Elite Data Services, Inc In September 2018 its name was changed to WOD Retail Solutions, Inc.

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

On May 18, 2016, we restructured the Company resulting in the online marketing assets and operations being transferred into a newly formed entity, Elite Data Marketing LLC, a Florida corporation, as a wholly owned subsidiary of the Company. On same date, we also created Elite Gaming Ventures LLC, a Florida limited liability company, as a wholly-owned subsidiary of the Company, to own and operate Elite Data Holdings S.A., a Honduras corporation, which was designated to handle all the gaming operations under a newly formed joint venture.

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

Table of Content

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

Table of Content

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

Table of Content

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock trades on the Over the Counter (OTC) OTCBB and OTCQB markets under the symbol “WODI”.

Price Range of Common Stock

The following information reflects the high and low bid prices of the Company’s common stock on the Over-the-Counter market reflecting a 1:3,000 reverse split in 2018.

Quarterly period	High	Low
Fiscal year ended December 31, 2018:
First Quarter	$5.30	$0.30
Second Quarter	$2.42	$0.30
Third Quarter	$1.82	$0.25
Fourth Quarter	$0.55	$0.10

Fiscal year ended December 31, 2019:
First Quarter	$0.10	$0.71
Second Quarter	$0.15	$0.50
Third Quarter	$0.15	$0.20
Fourth Quarter	$0.10	$1.09

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

Table of Content

Recent Sales of Unregistered Securities

The Company issued the following additional shares of common stock in connection with the convertible notes for the year ended December 31, 2019:

In the quarter ended December 31, 2019, the Company issued 100,943,088 common shares for the conversion of  $135,685 of convertible debt, $100,000 debt settlement, $73,780 of accrued interest and  interest, $19,694 penalties and $4,500 legal fees.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined in Rule 12b-2 of Regulation S-K, the Company is not required to provide information required by Item 301 of Regulation S-K with respect to Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Operations

During the period ending December 31, 2019, the Company, serves the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

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

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH is being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions, in order to recapitalize the Company post a 1:1000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company. The voting trust has been extended through June 30, 2020.  The Joint Venture expired on December 31, 2019.

Plan of Operations

The Company’s current plan of operations for the twelve months ending December 31, 2019 involved the continued development of the business plan.

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

Table of Content

Our ability to implement the phases of our business plan was dependent on us obtaining the significant financing for these projects, which we were unable to secure during the year ending December 31, 2019.

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

Results from Operations – For the year ended December 31, 2018 as compared to December 31, 2019.

Operating results for the years ended December 31, 2018 and 2019 are summarized as follows:

	Years Ended December 31,
	2018	2019
Revenue	$-	$-
Operating expenses	523,935	598,349
Other income (expense)	24,320,920	3,766,451
	$23,796,985	$3,168,102

Our net operating gain decreased $20,628,883 for our year ended December 31, 2019 from our year ended December 31, 2018. During the year ended December 31, 2019, our operating expenses increased $74,414 from the year ended December 31, 2018. The increase in expenses was mainly comprised of increase of $96,674 in professional fees, $88,250 in wages per contract requirements, and a reduction of $120,000 in consulting fees. Our other income decreased $20,554,469 in the current year of measurement from the prior year of measurement. This increase was due to a decrease in derivative related gains of $21,201,090 and an increase in of non-recurring gains and debt discounts plus a decrease in interest expense, loss on equity method investment and a gain on forgiveness of debt of $646,621.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $0 and our working capital deficit was $8,285,725. In 2019, we generated revenues of $0 and a net loss of $598,349 from operations and a gain of $3,766,451 from other income making the net gain $3,168,102 as compared to 2018 revenues of $0 and a net loss from operations of $523,935, a gain from other income of $24,320,920 and a net gain of $23,796,985. The net gain for the current period of measurement is mainly comprised of non-cash expenses related to derivative valuations, wages, professional fees, interest expense and a gain on debt settlement. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

The Company expects significant capital expenditures during the next 12 months, contingent upon raising additional capital. We anticipate that we will need a minimum of $1,500,000 for operations for the next 12 months.

Table of Content

The source of such capital is uncertain, and there is no assurance that the Company will be successful in obtaining such capital on commercially reasonable terms, or at all. We have a working capital deficit and will need cash infusions from investors and/or current shareholders to deploy our current business plan and joint venture.

To implement our business plan, we will need to continue to raise working capital in the form of equity in an amount up to $2,000,000 over the twelve-month period ending December 31, 2020 on terms and conditions to be determined. If we were unable to raise any funds from the sale of equity, management may elect to seek subsequent interim or “bridge” financing in the form of debt as may be necessary.

At this time, management is unable to determine the specific amounts and terms of such future financings, or whether or not we will be successful in raising such funds on a basis acceptable to us.

In order to finance the operations of the Company during the twelve months ending December 31, 2019 and 2018, the Company’s management and/or shareholders entered a series of convertible note transactions or accounts payable totaling $0 and 0, respectively.

Prior Funding Facilities

On August 26, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with WOD Market LLC (“WOD”) for the acquisition of WOD in a series of closings, which included certain advances from WOD and a separate third party to the Company totaling Forty Thousand Dollars (USD $40,000.00), represented by two (2) separate promissory notes (the “WOD Notes”) to finance certain expenses related to the WOD acquisition.  The principal balance at December 31, 2019 was $40,000 with accrued interest of $13,395.

On May 20, 2016, the Company executed that certain definitive agreement (the “Definitive Agreement”) with Properties of Merit Inc. (“POM”) for the acquisition of POM in a series of closings, which included certain advances from POM to the Company totaling Seventeen Thousand Five Hundred Dollars (USD $17,500.00), represented by a promissory note (the “Original Note”) to finance certain expenses related to the POM acquisition. On or about July 22, 2016, the Company terminated the Definitive Agreement with POM in the form of an executed termination agreement (the “Termination Agreement”), which included the execution of an amended convertible redeemable note for $17,500 (the “Amended Note”), on even date therewith, which replaced the Original Note set forth in the Definitive Agreement. This debt was acquired by Birch First advisors in 2018. The principal balance at December 31, 2019 was $17,500 with accrued interest of $3,241.

On June 11, 2015, we issued a 12% convertible note to JSJ Investments, Inc. (“JSJ”) in the principal amount of $100,000 (net $88,000 to the company after payment of related legal and broker fees) which bears interest at the rate of 12% per annum with a maturity date of December 11, 2015. At any time after the Maturity Date, JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. The Company recognized the fair value of the embedded conversion features as a derivative liability on the date in which the note became convertible on December 11, 2015 of $82,754 and a derivative expense of the same amount. During the year ended JSJ converted $14,417 of the principle into common stock and as of December 31, 2015, the balance outstanding on the Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $20,690 of the principal into shares of the Company’s common stock, the principal balance at December 31, 2019 was $78,097 with accrued interest of $44,891.

On June 16, 2015 (“Effective Date”), we entered into a securities purchase agreement with LG Capital Funding, LLC, (“LG Capital”) pursuant to which LG Capital agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by LG Capital. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $374 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 with accrued interest of $11,587 at December 31, 2019.

Table of Content

We entered into a securities purchase agreement dated as of June 16, 2015 (“Effective Date”) with Adar Bays, LLC, pursuant to which Adar agreed to provide our company with an aggregate investment of $52,500 in consideration of our issuance of a convertible promissory note with 6% interest commencing June 16, 2015 and due June 16, 2016 which was convertible into common shares six months from the Effective Date at a price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. The note became convertible on December 16, 2016 and cannot be paid back in cash unless expressly permitted by Adar. At the time of the filing of this Report, Adar has converted a total of $37,713 principal into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $5,560.

On July 14, 2015, (“Effective Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 in our Company in exchange for a convertible promissory note that bears interest at 12% per annum. The Company netted cash proceeds of $135,000 after brokerage and legal fees additionally issuing EMA 100,000 shares of Common Stock of the Company as a loan fee. Six months after the effective date of the note, EMA can convert any unpaid balance of the note into common stock at either the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date or 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. The note became convertible on January 14, 2016. At December 31, 2019, EMA has converted a total of $156,500 of principal into shares of the Company’s common stock, resulting in a principal balance remaining of $0 and accrued interest of $20,376. Accrued interest remains in the amount of $53,337.

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

Table of Content

The principal value of this note at December 31, 2019 was $50,000 with accrued interest of $22,110. This note was purchased by SeaCor Capital LLC in 2018.

Certain notes were transacted between their owners causing the changes in ownership in the table below.

The table below shows the notes payable categorized by their remaining term at the years ending December 31, 2018 and 2019.

Holder	Short Term 2018	Short Term 2019	Remarks
Note 7	50,000	50,000

Note 5	149,500	149,500

Note 1	300,000	300,000
Note 2	1,400,000	1,000,000

Note 6	27,500	27,500
Note 8	17,500	17,500
Note 9	78,098	78,097
Note 10	42,239	42,239
Note 11	14,787	14,787
Note 12	135,076	-
Note 13	40,000	40,000
Note 14	40,000	40,000
Note 15	40,000	40,000
Note 16	40,000	40,000
Note 17	98,195	98,195
Note 18	2,200,000	2,100,000
Note 19	500,000	-
Total	5,172,895	4,037,818

Cash Flow

Cash Flows

Years Ended December 31,
	2018	2019
Net cash used in operating activities	$-	$-

Net cash provided by financing activities	-	-
Net increase (decrease) in cash	$-	$-

Cash used in operating activities for year ended December 31, 2018 and 2019 was primarily for expenses related to general operations and for Company incurred administrative expenses.

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

Table of Content

Management believes that we may generate some revenues within the next 12 months of 2020, but that these revenues will not satisfy our cash requirements to implement our current business plan for the funding of the WOD joint venture, which is subject to change depending upon pending business opportunities and available financing.

We had no committed source for funds as of December 31, 2019 other than our convertible debt instruments. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve revenue, and could fail to satisfy our future cash requirements as a result of these uncertainties.

It will be necessary to raise working capital funds through equity and debt financing facilities, which are extremely difficult for an early stage company to secure and may not be available to us or on a basis favorable to us. However, if such debt financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

The Company and has accumulated a deficit of $26,660,177 at December 31, 2019. We currently have only limited working capital with which continue our operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt and/or equity in order to cover our current expenses over the next 12 months in furtherance of our business plan. Whether such capital will be obtainable or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 3, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2019, describes our significant accounting policies which are reviewed by management on a regular basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

Table of Content

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WOD Retail Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WOD Retail Solutions, Inc (the Company) as of December 31, 2019 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has an accumulated deficit of $26,660,177 as of December 31, 2019. For the year ended December 31, 2019 the Company had a net loss of $3,168,102.  These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

Denver, Colorado April 14, 2020

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898   (M)720-339-5566   (F)303-586-6261

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WOD Retail Services, Inc., Inc. and Subsidiaries,

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of WOD  Retail Solutions, Inc. (the “Company”) as of December 31, 2018 and, the related statements of loss, stockholders’ deficit and cash flows for  the year  ended December 31, 2018, and the related consolidated notes to the financial statements (collectively, the “financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and the consolidated results of its operations and its cash flows for the years ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Raul Carrega

Newport Beach, California April 10, 2019

Table of Content

WOD RETAIL SOLUTIONS, INC.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Total Current Assets	-	-

OTHER ASSET:
WOD membership	-	20,114
Total Assets	$-	$20,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,680,901	$2,919,117
Derivative instrument liability	567,006	3,714,980
Note payable	50,000	50,000
Convertible notes payable	3,987,818	5,122,895
Total Current Liabilities	8,285,725	11,806,992

Total Liabilities	8,285,725	11,806,992

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 total authorized with 250,000,000 shares designated as Series B; issued and outstanding 1,100,000 and 1,100,000, respectively	110	110
Common stock, $0.0001 par value; 10,000,000,000 and 500,000,000 shares authorized; issued and outstanding 101,075,307 and 132,219, respectively	10,108	13
Additional paid-in capital	18,415,563	18,017,607
Subscription stock not issued	-	75,000
Accumulated deficit	(26,711,506)	(29,879,608)
Total Stockholders’ Deficit	(8,285,725	(11,786,878)
Total Liabilities and Stockholders’ Deficit	$-	$20,114

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

WOD RETAIL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	-	120,000
Wages	325,000	236,750
Professional fees	263,474	166,800
General and administrative	9,875	385
Total Operating Expenses	598,349	523,935

LOSS FROM OPERATIONS	(598,349)	(523,935)

OTHER INCOME (EXPENSE):
Derivative income (expense)	3,147,974	24,349,064
Gain (loss) on settlement of debt	1,109,377	535,333
Gain (loss) on equity method investment	(20,114)	4,338
Interest expense – other	(470,786)	(567,815)
Total Other Income (Expense)	3,766,451	24,320,920

NET INCOME	3,168,102	23,796,985
PROVISION FOR INCOME TAX	-	-

NET INCOME	$3,168,102	$23,796,985

Basic and Diluted Per Share Data:
Basic	$0.16	$196.08
Diluted	0.00	0.02
Net Loss Per Share – Fully Diluted	$0.00	$0.02

Weighted Average Common Shares Outstanding:
Basic	20,179,846	121,365
Diluted	1,460,416,219	1,229,506,508
Basic and Diluted	1,480,596,065	1,229,627,8733

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

WOD RETAIL SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance, December 31, 2017	1,100,000	$110	205,450,287	$20,545	$75,000	$17,990,747	$(53,676,593)	$(35,590,191)
Issuance of common stock for conversion of debt			190,058,333	19,006		(12,678)		6,328
Return of shares from reverse split			(395,376,401)	(39,538)		39,538		-
Net income for the year ended December 31, 2018	-	-	-	-	-	-	23,796,685	23,796,685
Balance, December 31, 2018	1,100,000	$110	132,219	$13	$(75,000)	$18,017,607	$(29,879,608)	$(11,786,878)
Correction for subscription agreement					(75,000)	75,000		-
Issuance of common stock for conversion of debt			100,943,088	10,095		322,956		333,051
Net gains for the year ended December 31, 2019	-	-	-	-	-	-	3,168,102	3,168,102)
Balance, December 31, 2019	1,100,000	$110	101,075,307	$10,108	$-	$18,415,563	$(26,711,506)	$(8,285,725)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

WOD RETAIL SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net gain (loss)	$3,168,102	$23,796,985
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(1,109,377)	(535,333)
Stock issued for accrued interest, fees and penalties	20,376	931
(Gain) loss on derivative instruments	(3,147,974)	(24,407,979)
(Gain) loss on equity method investment	20,114	(4,338)
Debt and interest forgiveness	286,976	-
Amortization of debt discount	-	58,915
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	761,783	1,090,819
Net cash used in operating activities	-	-

FINANCING ACTIVITIES:
Net proceeds from convertible promissory notes	-	-
Net cash received from financing activities	-	-

NET DECREASE IN CASH	-	-
CASH BEGINNING OF YEAR	-	-
CASH END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of debt	$333,051	$6,328
Issuance of common stock for fees	$-	-
Issuance of preferred stock for acquisition	$-	$-
Non-cash debt extinguishment related parties	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

WOD RETAIL SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

WOD Retail Solutions, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”), is a provider of intelligent retail solutions for gym owners and coaches, including the management of retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. Under a joint venture agreement dated March 14, 2017, the Company co-operates WOD with WOD Holdings Inc. (“WODH”), a Delaware corporation majority owned by Brenton Mix.

Company expanded its operations in the fourth quarter of 2016 to include intelligent retail solutions for gym owners and coaches through the completion of the acquisition of WOD (delayed), which the Company currently owns a minority interest stake of 20% as of August 26, 2016, with 100% ownership interest anticipated to be completed in 2019.

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

Table of Content

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

Going Concern

Since inception, the Company has an accumulated deficit of $26,660,177. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the year ended December 31, 2019 to ensure appropriate funding is on hand for its limited operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dynamic Energy Development Corporation (DEDC), which is inactive and Transformation Consulting (TC), which is also inactive. All significant inter-company accounts have been eliminated in consolidation.  Neither had any operations for the year ended December 31, 2018 or 2019. The 20% WOD investment is recorded as an equity investment. The joint venture expired December 31, 2019 with the remaining equity expensed in the statement of operations.

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

Table of Content

Cash

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. The Company maintains its cash in cash deposit accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per legal ownership. At times, the Company’s accounts may exceed federally insured limits. To date, the Company has not experienced any losses in such accounts. At December 31, 2018 and 2019, the Company had $0 and $0 in cash and no other cash equivalents, respectively.

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

Table of Content

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and Accounting Standards Codification (“ASC”) Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2019, the Company adopted Topic 606. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. The Company implemented ASU 2014-09 for the interim and annual reporting periods of 2019, which resulted in no changes to our financial statements as there is no revenue reported in the years presented.

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

Table of Content

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty. There are no stock based compensation commitments in existence at December 31, 2019.

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

The Company does not have any unrecognized tax benefits as of December 31, 2018 and 2019 that, if recognized, would affect the Company’s effective income tax rate. The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of December 31, 2018 and 2019.

Table of Content

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements.

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities.  The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

Recently and Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Table of Content

NOTE 4. PREVIOUSLY RELATED PARTY TRANSACTIONS

Myers – Line of Credit (LOC)

The principal amount due Sarah Myers (director and executive officer of the Company, the related party) at December 31, 2016 and 2015 was $149,500 and $136,960, respectively, represents an unsecured promissory note and addendums (“Myers – LOC”). These amounts are unsecured and bear interest at the rate of 12% per annum. The Myers – LOC has been amended to be due and payable on May 18, 2017. The accrued interest under the Myers – LOC as of December 31, 2018 and 2019 was $90,047 and $104,997, respectively. At December 31, 2017. Ms. Myers was no longer a related party

Sixth Amendment to Line of Credit

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

Baker Myers – Asset Purchase and Convertible Note – ClassifiedRide

On January 13, 2014, the Company entered into an asset purchase agreement with Baker Myers and Associates, LLC (“Baker Myers”) to acquire certain assets including, www.classifiedride.com, an online classified listing website where private sellers can buy, sell, and trade their vehicle. Ms. Myers is the managing member and sole owner of Baker Myers, and also serves as an Officer and Director of the Company. As of December 31, 2014, pursuant to GAAP ASC 805-50-30, the transaction carrying value of the assets rather than the fair value were recorded to the transaction as it was being made by a related party. A convertible note totaling $587,564 was amended to reflect the carrying value that carries an interest rate of 8% per annum. The Maturity Date of the Note is January 13, 2017. Upon default of the Note, the interest rate increases to 10%. Pursuant to the Note, Baker Myers may convert all or any part of the outstanding and unpaid principal amount of this Note within 180 days from the date of the note into fully paid and non-assessable shares of Common Stock at the conversion price of $.05 per share with a limitation of 4.99% of the total shares of common stock of the Company outstanding. The Note also contains a $2,000 per day fee for failure to deliver common stock to the Holder upon three days delivery. At December 31, 2019, the note balance and accrued interest was $300,000 and $176,332, respectively.

Table of Content

NOTE 5.  PROMISSORY NOTE

Tarpon Bay Partners – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. At December 31, 2019, the principal balance of the note and accrued interest was $50,000 and $22,110, respectively. This note was purchased by SeaCor Capital LLC in 2018.

Redeemable Note for Unpaid Invoices

On May 18, 2016, the Company and JMS Law Group PLLC (“JMS”) executed a settlement letter (the “Settlement Letter”) in which the parties agreed to settle unpaid invoices for services rendered by JMS to the Company in the amount of $20,000, and further agreed to pay JMS a total of $7,500 for continued services to the Company until July 31, 2016.

Pursuant to the terms of the Settlement Letter, the Company issued to JMS a six month convertible redeemable note (the “Note”) in the principal amount of USD $ 27,500, at a rate of ten percent (10%) per annum commencing on date of issuance , convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other customary and standard terms and conditions set forth therein. At December 31, 2019, the principal balance of the note and accrued interest were $27,500 and $11,695, respectively.

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

The Termination Agreement included amongst other provisions, a mutual release of each party related to any future rights and claims against the other, except that the Company is required to repay POM for advances made to Company pursuant to the executed definitive agreement in the total amount of Seventeen Thousand Five Hundred Dollars (USD $17,500.00), on the terms set forth in executed amended convertible redeemable note (the “Amended Note”), which replaces the original note set forth in the Definitive Agreement. The POM note was assigned to Birch First Advisors LLC in 2017. At December 31, 2019, the principal balance of the note and accrued interest were $ 17,500 and $3,241, respectively.

Table of Content

Adar Bays LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one-day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. On December 22, 2016, the Company issued 538,793 shares of common stock to Adar in satisfaction of $5,000.00 principal amounts of convertible notes payable. As of December 31, 2015, the balances outstanding on the Adar Note were principal of $47,500, accrued interest was $1,709 and the loan discount balance was $46,637. At December 31, 2016, Adar has converted a total of $37,713 principal into shares of the Company’s common stock. The principal balance of the note and accrued interest was $14,787 and $5,560, respectively.

EMA Financial, LLC

On July 14, 2015, (the “Note Issuance Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with EMA Financial, LLC (“EMA”), whereby EMA agreed to invest $156,500 (the “Note Purchase Price”) in our Company in exchange for a convertible promissory note (the “Note”). The Company netted cash proceeds $135,000 after brokerage and legal fees aggregating $21,500 was disbursed at closing. Additionally, the Company issued to EMA 100,000 shares of Common Stock of the Company as a loan fee. Pursuant to the SPA, on July 14, 2015, we issued a convertible promissory note (the “Note”) to EMA, in the original principal amount of $156,500 (the “Note Purchase Price”), which bears interest at 12% per annum. All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is July 14, 2016 (the “Maturity Date”). EMA may extend the Note Maturity Date by providing written notice at least five days before the Note Maturity Date. However, EMA may only extend the Note Maturity Date for up to an additional one-year period. Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”). The Note is convertible by EMA into shares of our common stock at any time on the date which is six (6) months following the Issue Date (“Prepayment Termination Date”). At any time before the Prepayment Termination Date, the Company shall have the right, exercisable on not less than five (5) Trading Days prior written notice to EMA of this Note, to prepay the outstanding balance on this Note (principal and accrued interest), in full. The conversion price is the lower of: i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the closing date, and (ii) 60% of the lowest sale price for the Common Stock on the Principal Market during the 20 consecutive Trading Days immediately preceding the Conversion Date. EMA does not have the right to convert the Note into Common Stock if such conversion would result in EMA’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. At December 31, 2019, EMA has converted 100% of the original principal with the balance of accrued interest $53,336

Birch First Capital Fund, LLC

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

Table of Content

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

During 2017 several assignments and one in 2018 were made in addition a note of $400,000 plus accrued interest of $135,333 were forgiven for no consideration by the company so that at December 31, 2019, the principal balance of the notes and accrued interest were $1,098,195 and $543,598, respectively.

JSJ Investments Inc.

On June 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principal into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. As of December 31, 2019, the balances outstanding on the JSJ Note were principal of $78,097, accrued interest was $44,891.

Table of Content

LG Capital Funding, LLC

On June 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due June 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one-day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of September 30, 2017. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $11,587.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2019 were $40,000 and $11,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2019 were $40,000 and $11,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Table of Content

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at December 31, 2019 were $40,000 and $11,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

WOD Note

On August 26, 2016, WOD Markets LLC advanced a total of Forty Thousand Dollars ($40,000) to DEAC for the purposes of funding the completion of DEAC’s audit and required SEC filings, secured by two (2) separately executed Convertible Redeemable Notes (“WOD Notes”). These notes bear no interest and are repayable should the acquisition of WOD Markets LLC fails to be completed within the terms of the amended purchase agreement and subsequent joint venture agreement that terminates if not funded December 31, 2019.

At December 31, 2019, the Note balance and accrued interest were $40,000 and $13,395, respectively.

JSM Law Group Note

In 2017, $500,000 of the outstanding HYHI Note and its accrued interest was assigned to JSM Law Group. The note holds the same components from the amended note with 10% interest and conversion rights at 50% of the five-day average closing price prior to conversion. The note will be due April 1, 2018. The principal and accrued interest balance at December 31, 2019 the note was forgiven plus accrued interest.

The components of the convertible note’s payable discussed in Note 5 at December 31, 2019 are as follows:

	Principal Amount	Unamortized Discount	Net
Current portion convertible notes	$4,037,818	-	$4,037,818
	$4,037,818	$-	$4,037,818

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at December 31, 2019, was determined to be $567,006 with the following assumptions: (1) risk free interest rate of 1.48%, (2) remaining contractual life of 0.01, (3) expected stock price volatility of 441%, and (4) expected dividend yield of zero. The Company determined that several of the notes that had a discount to market feature or a fixed price had become a fixed price because of the stock price at December 31, 2019 and all derivative liabilities were included in the fair value adjustment. Based upon the change in fair value, the Company has recorded a gain on derivative instruments for the year ended December 31, 2019, of $3,147,974 and a corresponding decrease in the derivative instrument’s liability.

Table of Content

	Derivative Liability as of	Derivative Liability as of	Gain for the year ended
	December 31, 2018	December 31, 2019	December 31, 2019

Notes	$3,714,980	$567,006	$3,147,974
Amount allocated to note discounts at inception			-
Gain for year ended December 31, 2019			$3,147,974

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

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Table of Content

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$567,006	$567,006

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$3,714,980	$3,714,980

As of December 31, 2019, the Company had a derivative liability amount of $567,006 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at December 31, 2019.

Table of Content

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

On May 17, 2016, the Company designated 100,000,000 shares of preferred stock as Series B Convertible Preferred Stock. This series ranks senior to all non-parity stock and votes as if converted at 1,000 shares of common stock for each share of preferred outstanding. This Series B also votes as a class. The Series B shares are convertible up to 25% of the originally issued shares per quarter ending on each calendar quarter. If common shares are issued below $1.00 per share while any Series B stock is outstanding, the Company is required to issue additional shares of Series B shares so as the issuance of common shares is non-dilutive to the Series B shareholder. The outstanding shares of Preferred Series B will be multiplied by a fraction whose numerator is the number of common shares issued at less than $1.00 and the denominator of which is the number of common shares outstanding immediately before the issuance of the dilutive shares.

In September 2018, the Company completed a reverse split of outstanding common shares of 1:3,000.

Issued and Outstanding

Preferred Stock

At December 31, 2018 and 2019, there were 1,100,000 and 1,100,000 shares of preferred stock Series B outstanding, respectively.

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

Table of Content

In August 2016, 100,000 shares of preferred stock were issued in conjunction with the second closing of the WOD Amended Acquisition Agreement.

In January 2017, 1,000,000 shares of Series B Preferred were returned and cancelled, 500,000 shares each from Antol and Ricketts pursuant to a final settlement agreement.

On August 4, 2017, the Company increased it authorized preferred shares to 500,000,000 with 250,000,000 of that amount designated as Series B Preferred Stock. The Amended Articles of Incorporation were filed with the State of Florida on September 18, 2017.

Common Stock

In the year ended December 31, 2019, the Company issued 100,943,088 shares of Common Stock for the conversion of $235,077 of notes payable, $97,974 of accrued interest and fees.

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

Table of Content

Warrants Issued for Services

As of December 31, 2018, and 2019, warrants outstanding were 0 and 0, respectively. The following table summarizes the warrant activity for the years ended December 31, 2018 and 2019:

Warrants Outstanding
Weighted
Average
	Number of	Exercise
	Shares	Price
Balance, December 31, 2017	7,000,000	$700
Granted	-	-
Exercised	-	-
Expired/Cancelled	(7,000,000)	(700)
Balance, December 31, 2018	-	$-
Exercisable at December 31, 2019	-	$-

NOTE 10. INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of December 31, 2019, the Company has operating loss carry forwards of approximately $10,856,428 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The calculated tax deferred benefit at December 31, 2019 and 2018 is based on the current Federal statutory income tax rate of 35% applied to the loss before provision for income taxes.

Table of Content

The following table accounts for the differences between the actual income tax benefit and amounts computed for the years ended December 31, 2018 and 2019:

	Years Ended December 31,
	2018	2019
Tax benefit at the federal statutory rate	$8,783,341	$10,838.463

Non-deductible costs	(8,326,924)	(10,407,056)
Decrease in valuation allowance	(456,417)	(431,407)
Income tax expense	$-	$-

The components of the deferred tax asset and deferred tax liability at December 31, 2018 and 2019 are as follows:

	December 31,
	2018	2019
Deferred tax assets	$1,585,300	1,560,290

Valuation allowance	(1,585,300)	(1,560,290)
	$-	-

A valuation allowance has been provided to reduce the net deferred tax asset, as management determined that it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2019, the Company has approximately a net operating loss carry forward for United States income tax purposes approximating $10,838,463. These losses expire in varying amounts between December 31, 2023 and December 31, 2039

NOTE 11. SUBSEQUENT EVENTS

On February 5, 2020, the Company borrowed $53,000 less $3,000 receiving $50,000 net cash. The note bears interest at 12% per annum and is due one year from the date of issuance. The note may be converted after 180 days at 61% of the lowest trading price in the 20 days prior to the conversion request.

In February 2020 the Company borrowed $50,000 at 8% simple interest from a private individual due June 30, 2020.

In February 2020 the Company purchased three automated kiosks and entered into a purchase agreement as described in a Form 8-K filed March 6, 2020.

In March 2020, the Company settled two accounts with the issuance of 714 and 3,000 Series C Preferred shares, respectively. $212,500 of accounts payable was forgiven and $71,389 and $300,000, respectively, were converted to the Series C Preferred shares.

On March 31, 2020, the Company received a cancellation of debt from a debt holder cancelling $1,900,000 and all accrued interest thereon.

Table of Content

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

Management conducted an evaluation of the effectiveness, as of December 31, 2019 of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Name	Age	Position
Brenton Mix	47	Chief Executive Officer, Chief Financial Officer, and Director
Richard Phillips	67	Secretary, Treasurer, and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Biographies of Chairman and Directors

Brenton Mix

Chief Executive Officer, Chief Financial Officer, and Director

Mr. Mix has been an entrepreneur/CEO for nearly three decades. Starting in 1992 with a $200 investment he co-founded and grew his first company to $40MM in revenue, 2,000 employees and locations in North America, Central America and Asia. Exiting in early in the year 2000, he founded The Mix Group which generated tens of millions in revenue, billions in product sales and had operations spanning the globe through the 2000s.

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

Table of Content

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

Audit Committee and Audit Committee Financial Expert

We are not required to and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Table of Content

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

Table of Content

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

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2019 and 2018, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table shows the compensation accrued during the years ended December 31, 2019 and 2018 to the Company's executive officers.

Table of Content

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Warrant Awards	All Other Compensation	Total
Brenton Mix	2018	$175,000	$-	$-	$-	$175,000
President, CEO, Director

Richard Phillips	2018	$67,500	$-	$-	$-	$67,500
Secretary, Treasurer, Director

Brenton Mix	2019	$245,000	$-	$-	$-	$245,000
President, CEO, Director

Richard Phillips	2019	$80,000	$-	$-	$-	$80,000
Secretary, Treasurer, Director

__________

Employment Agreements

Currently, we have contractor agreements with our executive officers as described on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017.

Compensation of Directors

During the fiscal years ended December 31, 2018 and 2019, respectively, except as set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGED AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on December 31, 2019, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 31,  2019, 68,484 shares of the Company's common stock were outstanding.

Name of Person or Group	Number of Shares of Common Stock Owned	Percentage of Ownership [1]
Brenton Mix	60,000,000	59.45%
Richard Phillips	0	0.00%
Eilers Law Group P.A., William Robinson Eilers, Esq., as Trustee [1]	0	0.00%
All executive officers and directors as a group (three persons)	0	0.00%

___________________

1 Mr. William Robinson Eilers, Esq., principal of Eilers Law Group P.A. is a Trustee of a Voting Trust established on March 14, 2017, between the Company and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC (each a “Stockholder”, and collectively referred to as the “Stockholders”) and Eilers Law Group, PA (the “Voting Trustee”), upon the execution of the Voting Trust Agreement (the “Voting Trust Agreement”), pursuant to which the parties agreed to deposit certain securities of the Company, in the form and common stock, preferred stock convertible into common stock, and warrants for the issuance of Series B preferred stock convertible into common stock of the Company, under certain terms and conditions.

Table of Content

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

Table of Content

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Raul Carrega CPA was the auditor for 2018. The company has since hired AJ Robbins CPA to complete the 2019 audit and provide review services for required filing in 2020.

Audit Fees

The aggregate fees billed by Raul Carrega, CPA for our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $162,500 for the year ended December 31, 2018.

Tax Fees

The Company incurred $0 expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2019 and $0 expenses for year ended December 31, 2018.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Table of Content

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
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K Exhibit 10.84 filed September 2, 2016)

3.11

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 14-C filed August 29, 2017).

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

Table of Content

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

Table of Content

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

10.70

Sixth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between Elite Data Services, Inc. and Sarah Myers, including the Amended and Restated Note (incorporated by reference to the Company’s 8-K dated May 24, 2016).

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

Table of Content

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

10.99	12% Convertible Redeemable Note between WOD Retail Solutions, Inc and Power Up Lending LLC dated February 5, 2020. (as attached)
10.100	8% Promissory Note between WOD Retail Solutions, Inc. and Sau Lau dated February 10, 2020. (as attached)
10.101	Asset Purchase Agreement WOD Retail Solutions, Inc. and WOD Markets LLC dated January 16, 2020 (incorporated by reference to the Company’s Form 8-K dated January 17, 2020 Exhibit 10.01).
10.102	Settlement and General Release Agreements (2) dated March 27, 2020 between WOD Retail Solutions, Inc. and two contract debtors dated March 31, 2020. (as attached)
10.103	Settlement and General Release Agreement dated March 27, 2020 between WOD Retail Solutions, Inc. and Bravo 20 Partners LLC. (as attached)
21.1***	List of Subsidiaries
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WOD Retail Solutions, Inc.

Dated: April 14, 2020	By:	/s/ Brenton Mix
	Name:	Brenton Mix
	Its:	Chief Executive Officer, Chief Financial Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ Brenton Mix	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer)	4/14/20
Brenton Mix

/s/ Richard Phillips	Secretary, Treasurer and Director	4/14/20
Richard Phillips

