Form 10-Q
period 2020-03-31
WOD Retail Solutions, Inc.
filed 2020-05-11
CIK 704366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission File Number: 50-11050

WOD RETAIL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2181303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10233 S Parker Rd

Suite 300

Parker, CO 80134

(Address of principal executive offices)

(877) 581-5789

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001	WODI	Pink OTC Markets

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2020, the Company had 101,075,307 shares of common stock of the registrant outstanding.

WOD RETAIL SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WOD RETAIL SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash	$245	$-
Total Current Assets	245	-

OTHER ASSETS:
Equipment	54,000
Rights commitment	500,000	-
Total Assets	554,245	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,704,112	$3,680,901
Derivative instrument liability	583,668	567,006
Notes payable	100,000	50,000
Convertible notes payable	2,140,818	3,987,818
Total Liabilities	5,528,598	8,285,725
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 500,000,000 shares authorized; issued and outstanding 1,103,714 and 1,100,000, respectively	110	110
Common stock, $0.0001 par value; 10,000,000,000 shares authorized; issued and outstanding 101,075,307 and 101,075,307, respectively	10,108	10,108
Additional paid in capital	19,340,952	18,415,563
Deficit accumulated	(24,325,523)	(26,711,506)
Total Stockholders’ Deficit	(4,974,353)	(8,285,725)
Total Liabilities and Stockholders’ Deficit	$554,245	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES
Consulting services	6,500	30,000
Accounting	58,900	5,000
Wages	80,000	65,000
General and administrative	6,434	2,172
Total Operating Expenses	151,834	102,172

LOSS FROM OPERATIONS	(151,834)	(102,172)

OTHER INCOME (EXPENSE):
Debt settlement	2,658,555	-
Derivative income (expense)	(16,662)	(3,279,705)
Interest expense – other	(104,076)	(131,782)
Total Other Income (Expense)	2,537,817	(3,411,487)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	2,385,983	(3,513,659)

Non-controlling interest	-	(190)
COMPREHENSIVE LOSS BEFORE PROVISION FOR INCOME TAXES	2,385,983	(3,513,849)
PROVISION FOR INCOME TAX (BENEFIT)	-	-
COMPREHENSIVE GAIN (LOSS)	$2,385,983	$(3,513,849)

Basic and Diluted Per Share Data:
Net Gain (Loss) Per Share – basic	$.02	$(26.57)
Net Gain (Loss) Per Share - Diluted	$.00	-

Weighted Average Common Shares Outstanding:
Basic	101,075,307	132,219
Diluted	1,577,807,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOD RETAIL SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net gain (loss)	$2,385,983	$(3,513,659)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on debt settlement	-	-
Stock issued for accrued interest and penalties	-	-
(Gain) loss on settlement of derivative	-	-
Derivative expenses	16,662	3,279,705
Forgiven debt and accrued interest	(2,658,555)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	153,155	233,954
Net cash used in operating activities	(102,755)	-

Cash flows provided by financing activities:
Proceeds from convertible debt	53,000	-
Proceeds from notes payable	50,000	-
Net cash provided by financing activities	103,000	-

NET INCREASE IN CASH	245	-
CASH BEGINNING OF PERIOD	-	-
CASH END OF PERIOD	$245	$-
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for accrued interest	$53,337	$-
Issuance of preferred stock for conversion of accounts payable and accrued liabilities	$371,389	$-
Non-cash acquisition	$554,000	$-

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

WOD RETAIL SOLUTIONS, INC.

STATEMENT OF CHANGES TO STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit

Balance
December 31, 2019	1,100,000	110	101,075,307	10,108	-	18,415,563	(26,711,506)	(8,285,725)
Paid in capital for purchase agreement						554,000		554,000
Issuance of preferred shares for debt settlement	3,714	-				371,389		371,389
Net loss for three months ended March 31, 2020							2,385,983	2,385,983
Balance
March 31, 2020	1,103,714	110	101,075,307	10,108	-	19,340,952	(24,325,523)	(4,974,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED March 31, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

WOD Retail Solutions, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a retail focused management company which currently owns several vending kiosks and has an agreement to buy or lease up to $500,000 of additional kiosks and supplies or other intelligent retail solutions for distribution to gym owners and coaches. We will manage the retail sales, up front inventory purchases, ongoing inventory management, payments, marketing, and related services. The Company is in discussions to expand the utilization of these intelligent solutions to other opportunities in hospitality, miscellaneous food distribution and several other opportunities where human interaction can be limited, and the service required still be provided efficiently and profitably. COVID 19 has caused a reassessment of the human interaction and the Company expects exponential growth upon the return to unrestricted business activity in the nation. The stay at home orders have restricted our ability to place the newly purchased kiosks. We expect to place the kiosks within 30 days of the removal of the restrictions and the reopening of our target businesses.

Our ability to complete subsequent phases of our newly developed business plan and operations are subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

Today, we serve the fitness community marketing training products in fitness centers and gyms through automated retail solutions.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our annual 10-K filing, filed with the SEC on April 16, 2020.

Going Concern

Since inception, the Company has a cumulative net loss of $24,325,523. The Company currently has only limited working capital with which to continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties. The Company must secure additional working capital through loans, sale of equity securities, or a combination, in order to implement its current business plans. There can be no assurance that such funding will be available in the future, or available on commercially reasonable terms favorable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management continued to manage its costs for the Three months ended March 31, 2020 to ensure appropriate funding is on hand for its limited operations.

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

Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. For the three months ended March 31, 2019, the Company incurred no development costs. As of March 31, 2020, the Company had no deferred product development costs.

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

The Company does not have any unrecognized tax benefits as of March 31, 2020 that, if recognized, would affect the Company's effective income tax rate. The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of March 31, 2020 and December 31, 2019.

Cash and Cash Equivalents

Cash includes all highly liquid instruments with an original maturity of three months or less at the date of purchase. At March 31, 2020, the Company had no cash equivalents.

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

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. (See Note 7)

Revenue Recognition

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and improvements are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset's original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally accounted for using the straight-line method over the estimated useful lives of the assets as follows:

Office, protective and demonstration, and computer equipment                                 4 Years

Manufacturing equipment                                                                                                10 Years

Leasehold improvements                                                                                                  lease term

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable.

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

None.

NOTE 4. ACQUISITIONS

In January 2020, the Company purchased three retail sales kiosks formerly used in its expired joint venture with any placement agreements for that equipment with a purchase value of $54,000. The company also agreed assume any leased equipment from WOD Markets LLC that had formerly been part of the equipment used in the joint venture upon placement.

Further, the Agreement requires the Company to purchase or write capital leases for an additional $500,000 of kiosks. The original agreement included the $54,000 as part of a total of $500,000. We have recently agreed that the $500,000 in future purchases will not be reduced by the original $54,000 kiosk purchase.

In consideration of the purchase and sale of the Assets, Purchaser agrees to purchase all products to be sold from the kiosks purchased directly from the Seller for two years after the initial purchase date first written above. All subsequent kiosks purchased will be sold to the purchaser at a fixed price of $18,000 per kiosk. Retail consumer products will be sold to the Purchaser at their wholesale cost plus eight percent (8%) for the term of this agreement. The $54,000 initial purchase price and the agreed $500,000 value of the exclusivity rights for the purchase of consumer products is to be considered paid in capital by the Purchaser.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

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

The principal amount due on the Myers Note at March 31, 2020 was $149,500. These amounts are unsecured and bear interest at the rate of 10% per annum. The accrued interest under the Myers Note as of March 31, 2020 was $108,735.

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

The principal amount due on the Baker Myers Note at March 31, 2020 was $300,000. These amounts are unsecured and bear interest at the rate of 10% per annum. The accrued interest under the Baker Myers Note as of March 31, 2020 was $183,833.

JSJ Investments Inc.

On September 11, 2015, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments, Inc, (“JSJ”) in the principal amount of $100,000 receiving cash proceeds of $88,000 after payment of related legal and broker fees. The JSJ Note bears interest at the rate of 12% per annum and was due December 11, 2015 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”. On the Maturity Date Company recognized a derivative liability of $91,388 based on the Black-Scholes pricing model and recorded a corresponding derivative loss of the same amount. JSJ is entitled to convert all the outstanding and unpaid principal amount of the Note into Common Stock at a 45% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice. JSJ converted $14,417 of the principle into common stock after the maturity date and as of December 31, 2015, the balance outstanding on the JSJ Note was $85,583 and, accrued interest was $6,625. On January 28, 2016, JSJ made a formal demand for repayment of the Note payable by February 26, 2016 and has threatened litigation if payment is not tendered. This could be considered an event of default where by JSJ could enforce the Company to redeem all or any portion of the Note so demanded (including all accrued and unpaid interest), in cash, at a price equal to 150% of the outstanding balance, plus accrued Interest and Default Interest and any other amounts then due under this Note. At the time of the filing of this Report, JSJ has converted a total of $21,903 of the principle into shares of the Company’s common stock, resulting in principal balance remaining of $78,097 and accrued interest of $47,234.

LG Capital Funding, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “LG Note”) to LG Capital Funding, LLC (“LG”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The LG Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one-day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by LG Capital. As of March 31, 2016, the balances outstanding on the LG Note were principle of $42,239, accrued interest was $2,035 and the note discount was $23,845. At the time of the filing of this Report, LG Capital has converted a total of $10,261of the principal and interest of $281 into shares of the Company’s common stock, resulting in principal balance remaining of $42,239 and accrued interest of $12,221.

Adar Bays, LLC

On September 16, 2015, the Company issued a 6% Convertible Note (the “Adar Note”) to Adar Bays, LLC (“Adar”) in the principal amount of $52,500 receiving cash proceeds of $45,000 after payment or related legal and broker fees. The Adar Note bears interest at the rate of 6% per annum and is due September 16, 2016 (the “Maturity Date”). The embedded conversion option qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging. Based on the Black-Scholes pricing model, the Company recognized the fair value of the embedded conversion feature of $73,459 as a derivative liability on the date in which the note become convertible on December 16, 2015. The Company recorded a debt discount in the amount of $48,412 and a one day derivative expense of $25,047 in connection with the initial valuation of the derivative liability, to be amortized utilizing the effective interest method of accretion over the term of the Note. The conversion features of the note are at price equal to 58% of the lowest closing bid price of our common stock for the ten trading days on or prior to the date upon which notice of conversion is received. After the conversion date loan cannot be paid back in cash unless expressly permitted by Adar Bays, LLC. As of March 31, 2016, the balances outstanding on the Adar Note were principle of $14,787, accrued interest was $2,205 and the loan discount was $5,245. At the time of the filing of this Report, Adar has converted a total of $37,713 principle into shares of the Company’s common stock, resulting in principal balance remaining of $14,787 and accrued interest of $5,782.

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

The original note contains an embedded conversion option and is separated from the Note and accounted for as a derivative instrument at fair value and discount to the Note. Using the Black-Scholes option pricing model, the fair market value of the of the of the embedded conversion option at inception was determined to be $472,028 with the following assumptions: risk-free rate of interest of .711%, expected life of 2.0 years, expected stock price volatility of 175.371%, and expected dividend yield of zero. The initial carrying value of the embedded conversion option was $472,028 exceeded the note and $225,000 was attributed to the note discount and $247,028 to a one-day derivative loss.

The parties agreed to amend certain parts of the Amended and Restated Note. As of December 31, 2015, Birch and the Company had not specified the terms of any such amendment, but, at the mutual agreement of the parties, no shares have been issued pursuant to the Amended and Restated Note.

During 2017, Birch First Capital Fund LLC acquired an additional $1,500,000 of notes from various notes that were already outstanding and their associated accrued interest. Certain other notes were transacted reducing the balance $400,000. The remaining balance on all notes at the time of this filing was $1,098,195 with accrued interest of $573,017.

Birch Advisors, LLC

In 2017, Birch First Advisors LLC assigned its outstanding note and accrued to interest to Birch First Capital Fund and acquired the outstanding note of Properties of Merit. The balance of the current note as of this filing is principle $17,500 and accrued interest of $3,679

SeaCor Capital LLC – Line of Credit

In conjunction with the Equity Line as discussed in Note 15 below, the Company issued a promissory note to Tarpon Bay Partners for $50,000, due on January 31, 2016, with 10% interest per annum as consideration for transaction costs incurred by Tarpon. The $50,000 of transaction costs will be treated as a note discount under current Generally Accepted Accounting Principles and the discount will be amortized as costs related to equity financing issuances. This Note was sold to SaCor Capital LLC in 2018. At March 31, 2020, the note balance and accrued interest was $50,000 and $23,360, respectively.

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

At March 31, 2020, the note balance and accrued interest was $27,500 and $12,383, respectively.

Bravo 20 Partners Notes

In 2017, Bravo 20 Partners LLC acquired $2,200,000 of various outstanding notes and accrued interest. There were no changes to the terms of any of the notes. In October 2019, $100,000 of this note was converted to 100,000,000 common shares as a partial settlement of the debt. In March 2020, the Company and the noteholder agreed to a further partial settlement where the noteholder forgave $1,900,000 of the debt and its accrued interest of $546,055. The principle and interest balances as of this filing were $200,000 and $458,226, respectively.

Rimlinger Note

On or about January 10, 2017, the Company and Charles Rimlinger, an individual (the former Chief Executive Officer and Director of the Company) (the "Rimlinger") executed a Separation and Settlement Agreement (the “Rimlinger Settlement Agreement”), pursuant to the termination of his service as an officer and director of the Company, in exchange for the issuance of a one year Convertible Redeemable Note (the "Rimlinger Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2020 were $40,000 and $12,900, respectively.

Ricketts Note

On or about January 10, 2017, the Company and Dr. James G. Ricketts, an individual (the former Chairman of the Board and VP of Investor Relations of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Ricketts Settlement Agreement”) in which the parties terminated both the Contractor Agreement (“Ricketts Contractor”) dated on or about May 18, 2016, and the Board Member Service Agreement (“Ricketts Board Agreement”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Ricketts Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2020 were $40,000 and $12,900, respectively. Ricketts returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

Antol Note

On January 10, 2017, the Company and Stephen Antol, an individual (the former Chief Financial Officer, Secretary and Treasurer of the Company) (the "Ricketts") executed a Separation and Settlement Agreement (the “Settlement Agreement”) in which the parties terminated the Contractor Agreement (“Antol Contractor”) dated on or about May 18, 2016, in exchange for the issuance of a one year Convertible Redeemable Note (the "Antol Note") in the principal amount of USD $40,000, at a rate of ten percent (10%) per annum commencing on date of issuance, convertible into shares of the Company's common stock at a conversion price equal to the lesser of $0.01 per share or a a discount of fifty-eight percent (58%) of the lowest trading price for the ten (10) prior trading days, and other terms and conditions set forth therein. The Note balance and accrued interest at March 31, 2020 were $40,000 and $12,900, respectively. Antol returned 500,000 Series B Preferred shares in settlement valued at $2,500,000 recorded as a gain on settlement in the financial statements included in this filing.

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

At March 31, 2019, the Note balance and accrued interest were $40,000 and $14,395, respectively.

Power Up Lending LLC Note

On February 5, 2020, the Company executed a $53,000 12% Convertible Redeemable Note. The Convertible Redeemable Note has buy back provisions on or before sixth months and a conversion feature (incorporated by reference to the Company’s Form 10-K filing dated April 16, 2020, Exhibit 10.99) The principal and interest balance at March 31, 2020 was $53,000 and $799, respectively

NOTE 6. DERIVATIVE INSTRUMENT LIABILITIES

The fair market value of the derivative instruments liabilities at March 31, 2020, was determined to be $583,668 with the following assumptions: (1) risk free interest rate of .05%, (2) remaining contractual life of years .01, (3) expected stock price volatility of 295%, and (4) expected dividend yield of zero. Based upon the change in fair value, the Company has recorded a loss on derivative instruments for the three months ended March 31, 2020 of $583,668 and a corresponding increase in the derivative instruments’ liability.

The entire amount of derivative instrument liabilities is classified as current due to the fact that settlement of the derivative instruments could be required within twelve months of the balance sheet date.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$567,006	$567,006

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$583,668	$583,668

As of March 31, 2020, the Company had a derivative liability amount of $583,668 which was classified as a Level 3 financial instrument.

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

The fair market value is defined as the closing price of such stock on the date before the date the value is to be determined on the principal recognized securities exchange or recognized securities market on which such stock is reported. If selling prices are not reported, its fair market value shall be the mean between the high bid and low asked prices for such stock on the date before the date the value is to be determined (or if there are no quoted prices for such date, then for the last preceding business day on which there were quoted prices). If there is no established market for the stock, the fair market value will be determined in good faith by the Administer. The Administer will either be the Board of Directors or an Administer appointed by the Board of Directors. We do not have outstanding stock awards or options to purchase shares of our common stock under the Plan at March 31, 2020.

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

Issued and Outstanding

Preferred Stock

At March 31, 2020, the Company there is 1,103,714 shares of preferred stock outstanding.

During the three months ended March 31, 2020, the Company authorized the issuance of 3,714 Series C Convertible Preferred Shares. The shares will be issued in May 2020 because of the Covid-19 delays causing the State of Florida to delay the posting of the amendment including the designation for this stock.

Common Stock

At March 31, 2020, the Company has 101,075,307 shares of common stock issued and outstanding.

During the three months ended March 31, 2020, the Company issued 0 shares of common stock.

Warrants Issued for Services

As of March 31, 2020, the Company had no outstanding warrants.

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

Until a minimum of at least $4 million in additional capital contributions have been made by the Company to WOD, resulting in a controlling ownership interest of not less than 60% of WOD by the Company, all the Shares of Company stock earmarked for the equity exchange with WODH are being held in a Voting Trust (as defined elsewhere in this filing), along with other key shareholder positions. The Voting Trust was organized, in order to recapitalize the Company post a 1:3000 reverse split (which was previously approved), pending effectiveness after the Company becomes a current and fully-reporting public company. This agreement expired December 31, 2019 and was not renewed. In January 2020, the Company purchased certain assets of the joint venture.

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

NOTE 11. VOTING TRUST

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

NOTE 12. SUBSEQUENT EVENT

12% Convertible Redeemable Note between WOD Retail Solutions, Inc. and Power Up Lending LLC dated April 8, 2020 (included by reference to this Form 10-Q, Exhibit 10.108).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three-month period ended March 31, 2020. This discussion should be read in conjunction with the unaudited financial statements and notes as set forth in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report. Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Plan of Operations

Separately, the Company intends to expand its operations in 2020 increasing marketing of intelligent retail solutions for gym owners and coaches through the acquisition and placement of additional kiosks.

The Company serves the fitness community by allowing coaches and trainers to focus on what’s important while athletes have access to the products they need to perform at their highest level. Our aim is to relieve gym owners and coaches of the burden of managing retail sales including upfront inventory purchases, ongoing inventory management, payments, marketing, etc. while also providing a service for members to have convenient access to products that help them perform better. We intend to forge a mutually beneficial relationship with each gym, customer and vendor to ensure the best possible experience. The

Requirements and Utilization of Funds

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

Going Concern

In their report for our 2019 Form 10-K, our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our expenses. This is because we have not generated enough revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must seek to raise working capital from sources other than from the sale of our products through debt and equity financing facilities.

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

Results from Operations

Our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2020 are as follows:

	Three Months Ended March 31,
	2019	2020
Revenues	$-	$-
Operating and other expenses	102,172	151,834
Net operating loss	$102,172	$151,834

Operating Expenses

Our operating expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2020 are as follows:

	Three Months Ended March 31,
	2019	2020
Consulting services	$30,000	$6,500
Accounting	5,000	58,900
Wages	65,000	80,000
General and administrative expenses	2,172	6,434
Total Operating Expenses	$102,172	$151,834

The increase in operating expenses from 2019 to 2020 is primarily due to the Company’s employment contracts with its officers. The increase of $49,662 is mainly comprised of an increase in wages $15,000 because of contractual increases and accounting fees of $53,900 from keeping the company current in its regulatory filings. The remainder was an increase in general and administrative expense.

Our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2020 are as follows:

	Three Months Ended March 31,
	2019	2020
Revenues	$-	$-
Operating and other (income) expenses	3,513,850	(2,385,983)
Net operating (income) loss	$3,513,850	$(2,385,983)

The increase in net operations loss is primarily due to fair value increase of $16,662 and a debt settlement gain of $2,658,555.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, the Company had cash on hand of $245 and $0, respectively. The Company had a change in cash flow of $245 for three months ended March 31, 2020 resulted primarily from the operations of the Company’s activities in general operations.

As of March 31, 2020, we had cash of $245 and our working capital deficit was $5,528,353. As of March 31, 2020, we generated revenues of $0 and a net gain of $2,385,983 as compared to March 31, 2019 revenues of $0 and a net loss of $3,513,849. The net loss for the current period of measurement is mainly comprised of revaluation of derivatives. As of March 31, 2020, we have a cumulative net loss of $24,325,523. We are illiquid and need cash infusions from investors and/or current shareholders to deploy our current business plan.

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

	Three Months Ended March 31,
	2019	2020
Net cash provided by (used in) operating activities	$-	$(102,755)

Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	103,000
Net (decrease) increase in cash	$-	245

Cash Flows - Operating Activities

Cash provided by financing activities in the period ended March 31, 2020 is $103,000.

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

The Company and has a cumulative net loss of $39,539,862 at March 31, 2020. We currently have only limited working capital with which continue its operating activities. The amount of capital required to sustain operations is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $2,000,000 in additional working capital in the form of debt or equity in order to cover our current expenses over the next 12 months and continue to implement our business plan. Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate controls over financial reporting and bases such evaluations on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) updated 2013.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required time frame, as specified in rules set forth by the Securities and Exchange Commission. Based upon that evaluation and the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

In connection with the preparation of our financial statements for the three months ended March 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, we maintain that we did not have formal documented policies and procedures in place to support our fair value measurements of certain equity transactions in a suitable presentation for subsequent and timely review. Accordingly, management has determined that this control deficiency constitutes a material weakness. As part of fulfilling its responsibility, management is working to establish an accounting and financial reporting process for determining the fair value measurements and disclosures presentable on a quarterly basis that allows for timely decisions in the application and determination of the appropriate accounting treatment pursuant to generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

In the fiscal quarter ended March 31, 2020, there has been a change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The company has been notified of a summons from the Superior Court of Maricopa County, Arizona relating to a promissory note for $50,000 plus certain amounts of interest supposedly made to the Company in 2013. The Company finds no merit in the claim and expects to defend the suit vigorously. There has been no contact in more than two years related to this suit.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to our year ended December 31, 2019, the Company issued the following additional shares of common stock in connection with the convertible notes for the three months ended March 31, 2020:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit Number	Description of Exhibit
3.2	Amended Note dated July 22, 2016 by and between WOD Retail Solutions, Inc. and POM (incorporated by reference to the Company’s 8-K filed on July 28, 2016)
3.7	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit A of the Company’s Definitive 14C filed on September 23, 2015)
3.8	Amended and Restated Bylaws (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit B of the Company’s Definitive 14C filed on September 23, 2015)
3.9	2015 Equity Incentive Plan (incorporated by reference to the Company’s 8-K filed November 11, 2015 as Exhibit C of the Company’s Definitive 14C filed on September 23, 2015)
3.10

Material Modification to Rights of Securities Holders in the form of a 1;1000 reverse split of the common stock of Elite Data Services Inc. (incorporated by reference to the Company’s 8-K Exhibit 10.84 filed September 2, 2016)

4.01	Resignation of Anton & Chia, LLP (“A&C”) as the Company’s independent registered accountant (incorporated by reference to the Company’s 8-K filed on January 23, 2017)
10.01	Asset Purchase Agreement between WOD Retail Solutions, Inc. and Baker Myers & Associates, LLC dated January 13, 2014. (incorporated by reference to the Company's 8-K dated January 13, 2014)
10.02	Asset Purchase Agreement between WOD Retail Solutions, Inc. and Baker Myers & Associates, LLC dated January 15, 2014 (incorporated by reference to the Company’s 8-K dated January 15, 2014)
10.30	Asset Purchase Agreement between WOD Retail Solutions, Inc .and Baker Myers & Associates, LLC dated January 13, 2014 (incorporated by reference to the Company’s 8-K filed January 17, 2014)
10.33

Promissory Note in the principal amount of $13,500 between WOD Retail Solutions, Inc. and Steven Frye dated April 15, 2014 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2014)

10.36	Investor Relations Consulting Agreement between WOD Retail Solutions, Inc. and Erastar, Inc. (incorporated by reference to the Company’s 8-K dated December 11, 2014)

33

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

10.42	Securities Purchase Agreement between WOD Retail Solutions, Inc .and H y H Investments, S.A. dated April 4, 2015 (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.43	Promissory Note between WOD Retail Solutions, Inc. and H y H Investments (incorporated by reference to the Company’s 8-K dated April 9, 2015)
10.44

Addendum #5 to the Revolving Line of Credit Agreement between WOD Retail Solutions, Inc. and Sarah Myers dated March 31, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.44 for the period ended March 31, 2015 as filed May 20, 2015)

10.45	12% Convertible Note between WOD Retail Solutions, Inc. and JSJ Investments, Inc. dated September 11, 2015 (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.46	6% Convertible Redeemable Note dated September 11, 2015 between WOD Retail Solutions, Inc .and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.47	Securities Purchase Agreement dated September 11, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K dated September 15, 2015)
10.48	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.49	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc. and LG Capital Funding, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.50	6% Convertible Redeemable Note dated September 16, 2015 between WOD Retail Solutions, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015)
10.51	Securities Purchase Agreement dated September 16, 2015 between WOD Retail Solutions, Inc. and Adar Bays, LLC (incorporated by reference to the Company’s 8-K/A dated July 6, 2015

10.52	Equity Purchase Agreement between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.53	Registration Rights Agreement between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.54	$50,000 Promissory Note between WOD Retail Solutions, Inc. and Tarpon Bay Partners, LLC dated July 14, 2015 (incorporated by reference to the Company's 10-Q for period ended March 31, 2015)
10.55	12% Convertible Note between WOD Retail Solutions, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.56	Securities Purchase Agreement between WOD Retail Solutions, Inc. and EMA Financial, LLC dated July 14, 2015 (incorporated by reference to the Company's 8-K dated July 20, 2015)
10.57

Settlement and Stipulation Agreement dated July 21, 2015 by and between WOD Retail Solutions, Inc. and Birch First Capital Fund, LLC and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.58	Amended and Restated Note dated July 21, 2015 by and between WOD Retail Solutions, Inc. and Birch First Capital Fund, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)
10.59

Consulting and Advisory Agreement and New Note dated July 21, 2015 by and between WOD Retail Solutions, Inc. and Birch First Advisors, LLC (incorporated by reference to the Company's 8-K dated July 27, 2015)

10.61

Separation and Settlement Agreement with Complete Release of all Claims dated September 15, 2015 between WOD Retail Solutions, Inc. and Steven Frye (incorporated by reference as Exhibit 10.52 to the Registrant’s 8-K/A filed July 6, 2015)

10.62	Addendum 2 to the Promissory Note dated September 15, 2015 between WOD Retail Solutions, Inc. and Steven Frye (incorporated by reference as Exhibit 10.53 to the Company’s 8-K/A filed July 6, 2015)
10.63

Amended Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments, S.A. dated March 31, 2015 (incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 2015 filed on August 19, 2015)

10.64

Amended Promissory Note between WOD Retail Solutions, Inc. and H y H Investments, S.A. dated March 31, 2015 (incorporated by reference to the Company’s 10-Q as Exhibit 10.64 for the quarter ended March 31, 2015 filed on August 19, 2015)

10.66

Strategic Vendor Placement Agreement by and between the Company and Lands End Resort dated May 15, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.67

Consulting Contract between WOD Retail Solutions, Inc. and Darryl Gomillion dated July 7, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.68

Second Amendment to Securities Purchase Agreement between WOD Retail Solutions, Inc. and H y H Investments dated November 20, 2015 (incorporated by reference to the Company’s 10-Q for the period ended March 31, 2015 filed November 23, 2015)

10.69

Note and Share Cancellation and Exchange Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Baker Myers & Associates, LLC, including the Option Agreement and Warrant Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.70

Nineth Amendment to the Line of Credit Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Sarah Myers, including the Amended and Restated Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

35

10.71

First Amendment Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Birch First Capital Fund LLC and Birch First Advisors LLC, including the Amended and Restated Redeemable Note No. 1, Warrant No. 1, Amended and Restated Redeemable Note No. 2, Warrant No. 2, and Note Assignment referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016).

10.72

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Dr. James G. Ricketts, including the Subscription Agreement, Services Agreement and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.73

Independent Contractor Agreement dated May 18, 2016 by and between WOD Retail Solutions, Inc. and Stephen Antol, including the Subscription Agreement, and Indemnification Agreement referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.74

Settlement Letter dated May 18, 2016 by and between WOD Retail Solutions, Inc. and JMS Law Group PLLC, including the Convertible Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.75

Third Amendment to the Securities Purchase Agreement dated May 20, 2016 by and between WOD Retail Solutions, Inc. and H Y H Investments, S.A., including the Joint Venture Agreement, and Amended and Restated Redeemable Note referenced by exhibits therein (incorporated by reference to the Company’s 8-K filed May 24, 2016)

10.76	Assignment of Ownership Interest dated May 20, 2016 by and between WOD Retail Solutions, Inc. and Elite Data Marketing LLC (incorporated by reference to the Company’s 8-K filed May 24, 2016)
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

10.82	Termination Agreement and Amended Note dated July 22, 2016 by and between WOD Retail Solutions, Inc. and Properties of Merit Inc. (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.83	Letter of Intent dated July 22, 2016 by and between WOD Retail Solutions, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed July 28, 2016)
10.84	Definitive Agreement dated August 26, 2016 by and between WOD Retail Solutions, Inc. and WOD Market LLC (incorporated by reference to the Company’s 8-K filed September 2, 2016).
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

10.87

Separation and Settlement Agreement and Convertible Redeemable Note dated January 10, 2017 by and between WOD Retail Solutions, Inc .and Stephen Antol (incorporated by reference to the Company’s 8-K dated January 12, 2017).

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
10.91

Note Cancellation and Extinguishment Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc .and Baker & Myers & Associates LLC. (incorporated by reference to the Company’s 8-K dated March 20, 2017)

10.93

Amendment No. 2 to the Definitive Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc .and WOD Market LLC and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).

10.94	Joint Venture Agreement dated March 14, 2017 by and between Elite Data Services, Inc., and WOD Holdings Inc. (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.95	Contractor Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc. and Brenton Mix (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.96	Contractor Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc. and Richard Phillips (incorporated by reference to the Company’s 8-K dated March 20, 2017).
10.97

Voting Trust Agreement dated March 14, 2017 by and between WOD Retail Solutions, Inc. and WOD Holdings Inc., Dr. James G. Ricketts, individually, Stephen Antol, individually, Birch First Capital Investments LLC f/k/a Birch First Capital Fund LLC, and Baker & Myers & Associates LLC, and Eilers Law Group, PA (incorporated by reference to the Company’s 8-K dated March 20, 2017).

36

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

10.103	12% Convertible Redeemable Note between WOD Retail Solutions, Inc. and Power Up Lending LLC dated February 5, 2020 (incorporated by reference to the Company’s Form 10-K filed April 16, 2020).
10.104	8% Promissory Note between WOD Retail Solutions, Inc. and Sau Lau dated February 10, 2020 (incorporated by reference to the Company’s Form 10-K, filed April 16, 2020).
10.105	Asset Purchase Agreement between WOD Retail Solutions, Inc. and WOD Markets LLC dated January 16, 2020 (incorporated by reference to the Company’s Form 8-K Exhibit 10.01 filed January 17, 2020).
10.106

Settlement and General Release Agreements (2) dated March 27, 2020 between WOD Retail Solutions, Inc. and two contract debtors dated March 31, 2020 (incorporated by reference to the Company’s Form-10 Exhibit 10.102 filed April 16, 2020).

10.107

Settlement and General Release Agreement dated March 27, 2020 between WOD Retail Solutions, Inc. and Bravo 20 Partners LLC dated March 31, 2020 (incorporated by reference to the Company’s Form-10 Exhibit 10.103 as filed April 16, 2020).

10.108	12% Convertible Redeemable Note between WOD Retail Solutions, Inc. and Power Up Lending LLC dated April 8, 2020 (as attached)
21.1	List of Subsidiaries
101***	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2020 furnished in XBRL).
31.1**	Certification of the registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2**	Certification of the registrant's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

WOD RETAIL SOLUTIONS, INC.

Date: May 8, 2020	By:	/s/ Brenton Mix
Brenton Mix
Chief Executive Officer, Chief Financial Officer and Director

38